Form 10-Q
period 2016-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2016-05-10
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 2, 2016, there were 22,104,731 shares of Common Stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$66,454	$69,177
Accounts receivable, net of allowance for doubtful accounts of $0.5 million and $0.4 million, respectively	4,983	3,033
Income taxes receivable	2,078	2,078
Prepaid expenses	5,547	6,803
Inventories	2,490	2,439
Other	1,053	1,074
Total current assets	82,605	84,604

Property and equipment, net	121,372	114,309

Other assets
Goodwill	98,222	96,288
Customer relationships, net	66,094	57,456
Other intangible assets, net	27,547	23,368
Other	4,779	2,759
Total other assets	196,642	179,871
Total assets	$400,619	$378,784

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net	$11,610	$8,552
Accounts payable	8,572	8,237
Accrued taxes, other than income taxes	845	831
Accrued payroll and related	4,731	3,494
Deposits	381	128
Other accrued expenses	4,349	3,476
Total current liabilities	30,488	24,718

Long-term debt, net	147,170	137,546
Deferred taxes	4,530	4,471
Other long-term obligations	3,912	1,564
Total liabilities	186,100	168,299
Commitments and contingencies (Note 11)

Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 22,071 and 21,868 common shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	355	353
Additional paid-in capital	285,650	283,857
Accumulated deficit	(71,486)	(73,725)
Total shareholders' equity	214,519	210,485
Total liabilities and shareholders' equity	$400,619	$378,784

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 29, 2015
Revenues
Gaming	$78,472	$10,600
Food and beverage	13,341	1,348
Rooms	1,555	1,207
Other operating	2,212	375
Gross revenues	95,580	13,530
Less: Promotional allowances	(4,546)	(764)
Net revenues	91,034	12,766

Expenses
Gaming	55,491	6,065
Food and beverage	8,127	1,065
Rooms	260	158
Other operating	779	226
Selling, general and administrative	16,234	5,302
Merger expenses	41	833
Gain on sale of cost method investment	—	(750)
Impairments and other losses	—	331
Preopening expenses	573	—
Gain on disposal of property and equipment	—	(2)
Depreciation and amortization	5,792	879
Total expenses	87,297	14,107
Income (loss) from operations	3,737	(1,341)

Non-operating income (expense)
Interest expense, net	(1,457)	(229)
Other, net	18	—
Total non-operating expense, net	(1,439)	(229)
Income (loss) before income tax provision	2,298	(1,570)
Income tax provision	(59)	(155)
Net income (loss)	2,239	(1,725)
Other comprehensive loss	—	(1)
Comprehensive income (loss)	$2,239	$(1,726)

Weighted-average common shares outstanding
Basic	21,960	13,391
Dilutive impact of stock options	296	—
Diluted	22,256	13,391
Net income (loss) per share
Basic	$0.10	$(0.13)
Diluted	$0.10	$(0.13)

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 29, 2015
Cash flows from operating activities
Net income (loss)	$2,239	$(1,725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,792	879
Amortization of debt issuance costs and accretion of debt discount	153	113
Accretion and amortization of discounts and premiums on short-term investments	—	105
Share-based compensation	405	59
Gain on sale of cost method investment	—	(750)
Impairments and other losses	—	331
Deferred income taxes	59	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,437)	(85)
Prepaids	642	(200)
Income taxes receivable	—	155
Other current assets	(31)	(161)
Accrued taxes, other than income taxes	13	168
Accounts payable and other accrued expenses	2,993	132
Other	(41)	(2)
Net cash provided by (used in) operating activities	10,787	(981)
Cash flows from investing activities
Purchase of short-term investments	—	(24,141)
Proceeds from maturities of short-term investments	—	24,480
Purchase of property and equipment	(8,506)	(1,130)
Issuance of notes receivable	(107)	—
Acquisition of businesses, net of cash acquired	(15,930)	—
Proceeds from sale of cost method investment	—	750
Other	(2,059)	(1)
Net cash used in investing activities	(26,602)	(42)
Cash flows from financing activities
Net repayments of Revolving Credit Facility	(25,000)	—
Repayment of Term Loan	(1,500)	(442)
Proceeds from Term Loan	40,000	—
Repayments of notes payable	(882)	—
Proceeds from issuance of common stock	890	16
Payments for debt issuance costs	(416)	—
Net cash provided by (used in) financing activities	13,092	(426)
Cash and cash equivalents
Net decrease for the period	(2,723)	(1,449)
Balance, beginning of period	69,177	35,416
Balance, end of period	$66,454	$33,967
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,305	$159
Non-cash investing and financing activities
Notes payable issued for property and equipment	$345	$—
Common stock issued in connection with acquisition	500	—

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Overview

Golden Entertainment, Inc. (formerly Lakes Entertainment, Inc.) and its wholly owned subsidiaries (the “Company”) is a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations. On July 31, 2015, the Company acquired Sartini Gaming, Inc. (“Sartini Gaming”) through the merger of a wholly owned subsidiary of the Company with and into Sartini Gaming, with Sartini Gaming surviving as a wholly owned subsidiary of the Company (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in the Company’s results subsequent to that date. In connection with the Merger, the Company’s name was changed to Golden Entertainment, Inc. See Note 2, Merger and Acquisitions, for information regarding the Merger.

The Company conducts its business through two reportable operating segments: Distributed Gaming and Casinos. The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment consists of the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”) and three casinos in Pahrump, Nevada: Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park.

On January 29, 2016, the Company completed the acquisition of approximately 1,000 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”); see Note 2, Merger and Acquisitions, for information regarding the Initial Montana Acquisition. Additionally, on April 22, 2016, the Company completed the acquisition of approximately 1,800 gaming devices from a second distributed gaming operator in Montana, as well as over 500 amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition”); see Note 14, Subsequent Events, for information regarding the Second Montana Acquisition.

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

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, please refer to the audited consolidated financial statements of the Company for the year ended December 31, 2015 and the notes thereto included in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In addition to recasting prior period segment information to reflect the new segment structure, certain other minor reclassifications have been made to the 2015 amounts to conform to the current presentation.

New Accounting Standards

While management continues to assess the possible impact on the Company's consolidated financial statements of the future adoption of new accounting standards that are not yet effective, management currently believes that the following new standards may have material effects:

●

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which replaces the existing guidance. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning the first quarter of 2019. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.

●

In May 2014, the FASB issued a comprehensive new revenue recognition model (ASU No. 2014-09, Revenue Contracts with Customers), and has amended it twice, in March 2016 (ASU No. 2016-08, Principal versus Agent Considerations) and in April 2016, (ASU No. 2016-10, Identifying Performance Obligations and Licensing). These standards will be effective for the first quarter of 2018.

No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company's financial statements.

Note 2 – Merger and Acquisitions

Initial Montana Acquisition

On January 29, 2016, the Company completed the Initial Montana Acquisition, which involved the acquisition of approximately 1,000 gaming devices, as well as certain other non-gaming assets and the right to operate within certain locations, from C. Lohman Games, Inc., Rocky Mountain Gaming, Inc. and Brandy’s Shoreliner Restaurant, Inc., for total consideration of $20.1 million, including the issuance of $0.5 million of the Company’s common stock (comprising 50,252 shares at fair value of $9.95 per share). In connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments. See Note 10, Financial Instruments and Fair Value Measurements, for further discussion regarding the estimated fair value of the contingent consideration.

The preliminary allocation of the $20.1 million purchase price to the assets acquired as of January 29, 2016 includes $1.7 million of cash, $2.4 million of property and equipment, $14.2 million of intangible assets and $1.9 million of goodwill. The preliminary amounts assigned to intangible assets includes customer relationships of $9.8 million with an economic life of 15 years, non-compete agreements of $3.9 million with an economic life of five years and trade names of $0.5 million with an economic life of four years. The goodwill recognized in the Initial Montana Acquisition is primarily attributable to potential expansion and future development of, and anticipated synergies from, the acquired businesses and is expected to be deductible for income tax purposes. The Company's estimation of the fair value of the assets acquired in the Initial Montana Acquisition as of the date of acquisition is determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired are subject to adjustment once such analyses are completed. The Company may record adjustments to the carrying value of assets acquired with a corresponding offset to goodwill during the measurement period, which can be up to one year from the date of the consummation of the acquisition.

The Company reports the results of operations from the Initial Montana Acquisition beginning January 30, 2016 within its Distributed Gaming segment. For the three months ended March 31, 2016, transaction-related costs for the Initial Montana Acquisition totaled approximately $0.2 million and were included in preopening expenses. The Company may incur additional transaction-related costs related to the Initial Montana Acquisition in future periods.

Merger with Sartini Gaming, Inc.

On July 31, 2015, the Company acquired Sartini Gaming through the consummation of the Merger. At the effective time of the Merger, all issued and outstanding shares of capital stock of Sartini Gaming were canceled and converted into the right to receive shares of the Company’s common stock. At the closing of the Merger, the Company issued 7,772,736 shares of its common stock to The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), as sole shareholder of Sartini Gaming in accordance with the agreement and plan of merger (the “Merger Agreement”). In addition, at the closing of the Merger, the Company issued 457,172 shares of its common stock to holders of warrants issued by a subsidiary of Sartini Gaming that elected to receive shares of the Company’s common stock in exchange for their warrants. The total number of shares of the Company’s common stock issued in connection with the Merger was subject to adjustment pursuant to the post-closing adjustment provisions of the Merger Agreement. In connection with such post-closing adjustment, the Company issued an additional 223,657 shares of its common stock to the Sartini Trust. As a result, the value of the purchase consideration following such adjustment was $77.4 million. This amount is the product of the 8,453,565 shares of the Company’s common stock issued in the aggregate in connection with the Merger and the closing price of $9.15 per share of the Company's common stock on July 31, 2015. As of March 31, 2016, 777,274 shares were being held in escrow as security in the event of any claims for indemnifiable losses in accordance with the Merger Agreement.

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

In addition to the issuance of the additional shares pursuant to the post-closing adjustment calculation mentioned above, during the measurement period so far, the Company has:

●

recorded a deferred tax liability totaling $14.7 million due to the assumption of a net deferred tax liability generated from intangible assets acquired in the Merger, with a corresponding increase to goodwill by the same amount;

●

recorded an adjustment to increase goodwill by $1.6 million, decreasing accounts receivable by the same amount, due to the determination that receivables acquired as part of the Merger were deemed to be uncollectible as of the Merger date;

●

further analyzed the trade names acquired as part of the Merger, which were originally given 10 year useful lives, and concluded that the trade names are indefinite-lived. An adjustment to reverse previously recognized amortization for the trade names was recorded during the fourth quarter of 2015. The amount included the reversal of $0.2 million in amortization expense related to the third quarter of 2015;

●

determined that the preliminary estimated useful lives of certain tangible acquired assets were not consistent with the useful lives used by other market participants. The useful lives determined during the measurement period were updated to reflect the Company’s determination and are reflected in the property and equipment by category table below;

●

identified an acquired prepaid asset (recorded in other current assets previously) that was reclassified to a gaming license that represents the Company’s ability and right to operate in its current capacity in Montana. Management has valued the gaming license using estimates for explicit and implicit costs to obtain the gaming license and has determined the license has an indefinite life; and

●	recorded an adjustment to increase goodwill by less than $0.1 million, increasing accrued taxes by the same amount, due to a tax liability resulting from a prior year assumed as part of the Merger.

Allocation

The preliminary allocation of the $77.4 million final purchase price to the assets acquired and liabilities assumed as of July 31, 2015 was as follows (in thousands):

Amount
Cash	$25,539
Other current assets	14,830
Property and equipment	84,104
Intangible assets	80,760
Goodwill	96,342
Current liabilities	(13,245)
Warrant liability	(3,435)
Debt	(190,587)
Deferred tax liability	(14,687)
Other long-term liabilities	(2,217)
Total purchase price	$77,404

The amounts assigned preliminarily to property and equipment by category are summarized in the table below (in thousands):

	Remaining
	Useful Life			Amount
	(Years)			Assigned
Land	Not applicable			$12,470
Land improvements	5	-	14	4,030
Building and improvements	19	-	25	21,310
Leasehold improvements	1	-	28	20,793
Furniture, fixtures and equipment	1	-	11	22,866
Construction in process	Not applicable			2,635
Total property and equipment				$84,104

The amounts assigned preliminarily to intangible assets by category are summarized in the table below (in thousands):

	Remaining
	Useful Life			Amount
	(Years)			Assigned
Trade names	Indefinite			$12,200
Player relationships	8	-	14	7,600
Customer relationships	13	-	16	59,200
Gaming licenses	Indefinite			960
Other intangible assets	2	-	10	800
Total intangible assets				$80,760

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

Preliminary estimates of future amortization expense related to the finite-lived intangible assets acquired in the Merger are as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Estimated amortization expense	$3,791	$4,992	$4,904	$4,904	$4,904	$4,904	$35,831

See Note 10, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the tangible and intangible assets acquired through the Merger.

Credit Agreement

In connection with the Merger, the Company entered into a Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”) to refinance the outstanding senior secured indebtedness of Sartini Gaming and the Company’s financing facility with Centennial Bank. See Note 5, Debt, for a discussion of the Credit Agreement and associated refinancing.

Selected Financial Information Related to the Acquiree

The consolidated financial position of Sartini Gaming is included in the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015 and Sartini Gaming’s consolidated results of operations for the three months ended March 31, 2016 are included in the Company’s consolidated statements of operations and cash flows for the three months ended March 31, 2016. For the three months ended March 31, 2016, the Company recorded $73.3 million in net revenues and $7.1 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses. Total assets related to Sartini Gaming’s distributed gaming and casino businesses were approximately $224.1 million and $78.8 million, respectively, as of March 31, 2016, which consisted primarily of property and equipment and intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remained open as of March 31, 2016.

Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information is presented as if the Merger had occurred at the beginning of the period presented:

Three Months Ended
March 29, 2015
(In thousands, except per share data)
Pro forma combined net revenues	$84,770
Pro forma combined net loss	(3,751)

Pro forma combined net loss per share:
Basic and diluted	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	21,845

This unaudited pro forma combined financial information has been prepared for illustrative purposes only and is not necessarily indicative of or intended to represent the results that would have been achieved had the Merger been consummated as of the date indicated or that may be achieved in the future. The unaudited pro forma combined financial information does not reflect any operating efficiencies and associated cost savings that may be achieved as a result of the Merger.

The following adjustments have been made to the pro forma combined net income (loss) and pro forma combined net income (loss) per share in the table above:

●

includes additional depreciation expense of property, plant and equipment, and additional amortization expense of intangible assets acquired in the Merger based on their estimated fair values and estimated useful lives;

●	reflects the impact of issuance of 8,453,565 shares on July 31, 2015 and under the post-closing adjustment in connection with the Merger based on the final pre-Merger values;

●	reflects $1.0 million of transaction-related costs associated with the Merger for the three months ended March 29, 2015; and

●

reflects the elimination of the warrants issued by a subsidiary of Sartini Gaming, which were purchased for $3.4 million in cash and for 457,172 shares of the Company’s common stock (equivalent to $4.2 million based on the Merger per share price).

Note 3 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

	March 31, 2016	December 31, 2015
	(In thousands)
Land	$12,470	$12,470
Building and site improvements	82,839	67,984
Furniture and equipment	38,231	45,840
Construction in process	5,998	1,833
Property and equipment	139,538	128,127
Less: Accumulated depreciation	(18,166)	(13,818)
Property and equipment, net	$121,372	$114,309

As of March 31, 2016 and December 31, 2015, the furniture and equipment balance contained approximately $4.9 million and $4.8 million, respectively, of gaming device equipment that the Company had not yet placed into service and therefore had not begun depreciating.

Note 4 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net, consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Goodwill	$98,222	$96,288

Indefinite-lived intangible assets:
Gaming licenses	$960	$960
Trade names	12,200	12,200
Other	110	50
	$13,270	$13,210

Finite-lived intangible assets:
Customer relationships	$69,000	$59,200
Less: Accumulated amortization	(2,906)	(1,744)
	66,094	57,456
Player relationships	7,600	7,600
Less: Accumulated amortization	(447)	(279)
	7,153	7,321
Gaming license	2,100	2,100
Less: Accumulated amortization	(390)	(367)
	1,710	1,733
Non-compete agreements	4,200	300
Less: Accumulated amortization	(116)	(63)
	4,084	237
Other intangible assets	1,448	948
Less: Accumulated amortization	(118)	(81)
	1,330	867

Total finite-lived intangible assets, net	80,371	67,614
Total intangible assets, net	$93,641	$80,824

See Note 2, Merger and Acquisitions, for a description of the intangible assets acquired through the Merger and the Initial Montana Acquisition.

Total amortization expense related to intangible assets was $1.4 million and less than $0.1 million for the three months ended March 31, 2016 and March 29, 2015, respectively.  Estimated future amortization expense related to intangible assets, which includes acquired intangible assets recorded on a preliminary basis, is as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Estimated amortization expense	$5,198	$6,708	$6,621	$6,621	$6,507	$5,781	$42,935

Note 5 – Debt

Credit Agreement

On July 31, 2015, the Company entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The Credit Agreement was amended on March 25, 2016 to, among other matters, increase the size of the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) from $40.0 million to $50.0 million and to provide for the borrowing of an additional $40.0 million in aggregate principal amount of incremental senior secured term loans under the Credit Agreement (the “Incremental Term Loans”). As of March 31, 2016, the facilities under the Credit Agreement consisted of $160.0 million in senior secured term loans (the “Term Loans,” which include the Incremental Term Loans) and a $50.0 million Revolving Credit Facility (together with the Term Loans, the “Facilities”). The Company used the proceeds from the Incremental Term Loan borrowings to repay all of the Company’s then-outstanding borrowings under the Revolving Credit Facility. As of March 31, 2016, the Company had $157.0 million in principal amount of outstanding Term Loan borrowings and no outstanding borrowings under the Revolving Credit Facility. In April 2016, the Company borrowed $25.0 million under the Revolving Credit Facility in connection with the closing of the Second Montana Acquisition; see Note 14, Subsequent Events, for additional information. The Facilities mature on July 31, 2020.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on the Company’s leverage ratio. As of March 31, 2016, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Agreement was approximately 3.18%.

Outstanding borrowings under the Term Loans must be repaid in two quarterly payments of $1.5 million each (which commenced on December 31, 2015), followed by two quarterly payments of $2.0 million each (commencing June 30, 2016), followed by eight quarterly payments of $3.0 million each (commencing December 31, 2016), followed by four quarterly payments of $4.0 million each (commencing December 31, 2018), followed by three quarterly payments of $6.0 million each (commencing December 31, 2019), followed by a final installment of $95.0 million at maturity on July 31, 2020. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on the Company’s leverage ratio.

The Credit Agreement is guaranteed by all of the Company’s present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of the Company’s and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

Under the Credit Agreement, the Company and its subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Facilities under certain circumstances if the Company or any of its subsidiaries sells assets or property, issues debt or receives certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of the Company’s equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of the Company’s Board of Directors that is not approved by the Board. If the Company defaults under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Agreement as of March 31, 2016.

Summary of Outstanding Debt

Long-term debt, net is comprised of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Term Loans	$157,000	$118,500
Revolving Credit Facility	–	25,000
Notes payable	4,580	5,135
Total long-term debt	161,580	148,635
Less: Unamortized debt issuance costs	(2,800)	(2,537)
	158,780	146,098
Less: Current portion, net of unamortized debt issuance costs	(11,610)	(8,552)
Long-term debt, net	$147,170	$137,546

Note 6 – Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances is as follows:

	Three Months Ended
	March 31, 2016	March 29, 2015
	(In thousands)
Food and beverage	$4,018	$159
Rooms	455	552
Other	73	53
Total promotional allowances	$4,546	$764

The estimated cost of providing these promotional allowances, which is primarily included in gaming expenses, is as follows:

	Three Months Ended
	March 31, 2016	March 29, 2015
	(In thousands)
Food and beverage	$3,014	$78
Rooms	191	169
Other	81	34
Total estimated cost of promotional allowances	$3,286	$281

Note 7 – Share-Based Compensation

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

The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on each January 1 during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board in its sole discretion. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. The annual increase on January 1, 2016 was 874,709 shares.

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. There were 1,855,000 stock options outstanding under the 2015 Plan as of March 31, 2016, none of which have vested. As of March 31, 2016, a total of 1,269,709 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. There were 552,403 stock options outstanding under the 2007 Plan as of March 31, 2016, all of which are fully vested. As of March 31, 2016, a total of 282,635 shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

The Company also has a 1998 Stock Option and Compensation Plan (the “1998 Plan”). There were 12,500 stock options outstanding under this plan as of March 31, 2016, all of which are fully vested. No additional options will be granted under the 1998 Plan.

Share-based compensation expense related to stock options was $0.4 million and less than $0.1 million for the three months ended March 31, 2016 and March 29, 2015 respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. There were 160,000 stock options granted under the 2015 Plan during the three months ended March 31, 2016, with a weighted-average grant date fair value of $3.94 per share. No options were granted during the three months ended March 29, 2015.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2016 and March 29, 2015:

	Number of Common Shares			Weighted-
	Options		Available	Average
	Outstanding	Exercisable	for Grant	Exercise Price
2016
Balance at December 31, 2015	2,419,529	724,529	837,635	$8.16
Authorized	—		874,709	—
Granted	160,000		(160,000)	10.53
Exercised	(159,626)		—	10.24
Balance at March 31, 2016	2,419,903	564,903	1,552,344	$8.49

2015
Balance at December 28, 2014	755,617	616,792	276,635	$6.09
Exercised	(2,500)		—	6.14
Balance at March 29, 2015	753,117	677,870	276,635	$6.09

As of March 31, 2016, the outstanding stock options had a weighted-average remaining contractual life of 7.8 years, weighted-average exercise price of $8.49 per share and an aggregate intrinsic value of $5.7 million. As of March 31, 2016, the outstanding exercisable stock options had a weighted-average remaining contractual life of 2.3 years, weighted-average exercise price of $6.17 per share and an aggregate intrinsic value of $2.7 million.

There were 159,626 options exercised during the three months ended March 31, 2016. The total intrinsic value of options exercised during the three months ended March 31, 2016 was $0.7 million. There were 2,500 options exercised during the three months ended March 29, 2015.  The total intrinsic value of stock options exercised during the three months ended March 29, 2015 was less than $0.1 million.  The Company’s unrecognized share-based compensation expense related to stock options was approximately $6.0 million as of March 31, 2016, which is expected to be recognized over a weighted-average period of 3.4 years.

The Company issues new shares of common stock upon the exercise of stock options.

Note 8 – Net Income (Loss) per Share of Common Stock

For all periods, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Weighted-average shares related to potentially dilutive stock options of 19,093 and 753,117 for the three months ended March 31, 2016 and March 29, 2015, respectively, were not used to compute diluted net income (loss) per share because the effects would have been anti-dilutive.

Note 9 – Income Taxes

The Company’s effective tax rate was 2.5% and (9.9)% for the three months ended March 31, 2016 and March 29, 2015, respectively. For the three months ended March 31, 2016, the effective tax rate differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets. For the three months ended March 29, 2015, the effective tax rate differed from the federal tax rate of 35% due primarily to the alternative minimum tax and, to a lesser extent, permanent differences.

Income tax expense was less than $0.1 million for the three months ended March 31, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles. Income tax expense was $0.2 million for the three months ended March 29, 2015, which was related to alternative minimum tax.

In connection with the Merger, on July 31, 2015, the Company entered into a NOL Preservation Agreement with the Sartini Trust, Lyle A. Berman (a director and shareholder of the Company), as well as certain other shareholders of the Company affiliated with Mr. Berman or another director of the Company. The NOL Preservation Agreement is intended to help minimize the risk of an “ownership change,” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, that would limit the Company’s ability to utilize its federal net operating loss carryforwards to offset future taxable income.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets and as a result continues to provide a full valuation allowance against its deferred tax assets as of March 31, 2016.

The Company's income taxes receivable of $2.1 million as of March 31, 2016 and December 31, 2015 primarily relates to 2012 taxable losses carried back to a prior year. The Company is currently under IRS audit for the 2009 through 2013 tax years and the IRS has proposed certain adjustments to the tax filings for those years. However, the Company believes it is more likely than not that it will prevail in challenging the proposed adjustments and maintains that the positions taken were proper and supported by applicable laws and regulations. The Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements.

Note 10 – Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and debt.

For the Company’s cash and cash equivalents, accounts payable and current portion of long-term debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of March 31, 2016 and December 31, 2015, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

In connection with the Initial Montana Acquisition, the Company preliminarily recognized the acquired assets at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values. Additionally, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments based upon the availability of certain gaming machines and, if applicable, the performance of replacement games. The fair value of the Company’s contingent consideration recorded in connection with the Initial Montana Acquisition was estimated to be approximately $2.0 million as of March 31, 2016. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company. See Note 2, Merger and Acquisitions, for a discussion of the Initial Montana Acquisition.

Balances Measured at Fair Value on a Non-recurring Basis

Land, land improvements and building and improvements acquired in connection with the Merger were measured using unobservable (Level 3) inputs at an estimated fair value of $37.8 million. This fair value estimate was calculated considering each of the three generally accepted valuation methodologies including the cost, the sales comparison and the income capitalization approaches. Significant inputs included consideration of highest and best use, replacement cost, recent transactions of comparable properties and the properties’ ability to generate future benefits (see Note 2, Merger and Acquisitions).

Leasehold improvements, furniture, fixtures and equipment, and construction in process acquired in connection with the Merger were measured using unobservable (Level 3) inputs at an estimated fair value of $46.3 million. This fair value estimate was calculated with primary reliance on the cost approach with secondary consideration being placed on the market approach. Significant inputs included consideration of highest and best use, replacement cost and market comparables (see Note 2, Merger and Acquisitions).

The identified intangible assets acquired in connection with the Merger have been valued on a preliminary basis using unobservable (Level 3) inputs at a fair value of $80.8 million (see Note 2, Merger and Acquisitions).

The Company owns various parcels of developed and undeveloped land relating to its casinos in Pahrump, Nevada, as well as parcels of undeveloped land in California held for sale that related to the Company’s previous involvement in a potential Indian casino project with the Jamul Tribe. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of March 31, 2016 and December 31, 2015.

Note 11 – Commitments and Contingencies

Rocky Gap Lease

The Company has an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years.

Under the lease, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the lease) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the lease was $0.1 million (net of surcharge revenue) for each of the three months ended March 31, 2016 and March 29, 2015.

Gold Town Casino Leases

The Company’s Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate, in Pahrump, Nevada. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which the Company’s main casino building is located, which we lease from a competitor), and the Company subleases approximately two of the acres to an unrelated third party. Rental income during the three months ended March 31, 2016 was less than $0.1 million related to the sublease of the two acres in Pahrump, Nevada.

Other Operating Leases

The Company leases its branded tavern locations, office headquarters building, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents. The original terms of the current branded tavern location leases range from one to 14 years with various renewal options from one to 15 years. The Company has operating leases with related parties for certain of its tavern locations and its office headquarters building. The lease for the Company’s office headquarters building expires in July 2025. A portion of the office headquarters building is sublet to a related party. Rental income during the three months ended March 31, 2016 was less than $0.1 million for the sublet portion of the office headquarters building. See Note 13, Related Party Transactions, for more detail. Gaming device placement contracts in the form of space lease agreements are also accounted for as operating leases. Under space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its gaming devices at business locations, which are recorded in gaming expenses.

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, associated with all operating leases was as follows:

	Three Months Ended
	March 31, 2016	March 29, 2015
	(In thousands)
Rent expense
Space lease agreements	$10,137	$—
Related party leases	702	—
Other operating leases	2,727	112
	$13,566	$112

As of March 31, 2016, future minimum lease payments, excluding contingent rents, were as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Minimum lease payments
Space lease agreements	$25,705	$25,392	$18,860	$18,240	$3,372	$121	$36
Related party leases	2,113	2,604	2,053	2,070	2,105	2,140	8,573
Other operating leases	7,716	8,599	7,428	6,650	6,451	5,778	48,500
	$35,534	$36,595	$28,341	$26,960	$11,928	$8,039	$57,109

Participation and Revenue Share Agreements

The Company also enters into gaming device placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s gaming devices placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. During the three months ended March 31, 2016, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements was $28.2 million, including $0.5 million under revenue share and participation agreements with related parties, as described in Note 13, Related Party Transactions. No such amounts were recorded during the three months ended March 29, 2015.

Argovitz Demand for Arbitration

On March 13, 2015, Jerry Argovitz filed a Demand for Arbitration with the American Arbitration Association, alleging that the Company and/or its subsidiary Lakes Jamul, Inc. breached the terms of an agreement under which Mr. Argovitz retained certain rights to share in potential revenue from a gaming facility development project the Company (through its subsidiaries) pursued with the Jamul Tribe. Mr. Argovitz alleged that the Company breached such agreement by failing to protect his alleged contractual rights when the Company restructured its contractual relationship with the Jamul Tribe over the course of its involvement in the project and/or by ultimately exercising its contractual right in March 2012 to terminate its involvement in the Jamul casino project, which had not resulted in the successful opening of a gaming facility. Mr. Argovitz was seeking a declaration that, if the Jamul casino opened, then the Company had an obligation to pay him $1.0 million per year for up to seven years of operation of the Jamul casino.

The Company denied Mr. Argovitz’s allegations and vigorously defended the case. On September 2, 2015, the three-member arbitration panel denied the parties’ cross-motions for summary judgment. On January 5, 2016, the arbitration panel held an evidentiary hearing on the merits. Following the hearing, the parties submitted post-trial briefs. On March 21, 2016, the panel concluded that Mr. Argovitz’s claims in this arbitration should be dismissed with prejudice.

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

Note 12 – Segment Information

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

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment includes results of operations and assets related to Rocky Gap in Flintstone, Maryland and its three casino properties in Pahrump, Nevada. The Corporate and Other segment includes the Company’s cash and cash equivalents, short-term investments, cost method investments and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical. Amounts in the Eliminations column represent the intercompany management fee for Rocky Gap.

	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2016
Net revenues	$68,584	$22,413	$37	$—	$91,034
Depreciation and amortization expense	(3,698)	(1,770)	(324)	—	(5,792)
Income (loss) from operations	5,962	2,995	(5,220)	—	3,737
Interest expense, net	(35)	—	(1,422)	—	(1,457)

Three months ended March 29, 2015
Net revenues	$—	$12,722	$390	$(346)	$12,766
Management fee revenue (expense)	—	(346)	346	—	—
Gain on sale of cost method investment	—	—	750	—	750
Impairments and other losses	—	—	(331)	—	(331)
Depreciation and amortization expense	—	(851)	(28)	—	(879)
Income (loss) from operations	—	298	(1,639)	—	(1,341)
Interest expense, net	—	(274)	45	—	(229)

As of March 31, 2016
Total assets	$246,812	$115,357	$38,450	$—	$400,619

As of December 31, 2015
Total assets	$221,596	$112,962	$44,226	$—	$378,784

Note 13 – Related Party Transactions

As of March 31, 2016, the Company leased its office headquarters building and one tavern location from a company 33% beneficially owned by Blake L. Sartini and 3% beneficially owned by Stephen A. Arcana, and leased four tavern locations from companies owned or controlled by Mr. Sartini or by a trust for the benefit of Mr. Sartini’s immediate family members for which Mr. Sartini serves as trustee. In addition, two tavern locations that the Company leased from related parties were divested by those related parties during the first quarter of 2016. The lease for the Company’s office headquarters building expires on July 31, 2025, and the leases for the tavern locations have remaining terms ranging from one to 15 years. Rent expense during the three months ended March 31, 2016 was $0.3 million for the office headquarters building and $0.4 million in the aggregate for such tavern locations. Additionally, a portion of the office headquarters building is sublet to a company owned or controlled by Mr. Sartini. Rental income during the three months ended March 31, 2016 for the sublet portion of the office headquarters building was less than $0.1 million. No amounts were owed to the Company or due and payable by the Company as of March 31, 2016 under the leases of such tavern locations or the lease of the office headquarters building. Less than $0.1 million was owed to the Company under the sublease of the office headquarters building. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. All of the related party lease agreements were in place prior to the consummation of the Merger.

Mr. Sartini’s son, Blake L. Sartini, II (“Mr. Sartini II”), joined the Company as Senior Vice President of Distributed Gaming in connection with the Merger. Mr. Sartini II has an employment agreement that was approved by both the Audit Committee and Compensation Committee of the Board of Directors and provides for an annual base salary of $275,000, of which approximately $65,000 was earned during the three months ended March 31, 2016. Additionally, Mr. Sartini II is eligible for a target annual bonus equal to 35% of his base salary, and has received a discretionary bonus of $30,000 during the three months ended March 31, 2016 attributable to his performance in 2015. Mr. Sartini II also participates in the Company's equity award and benefit programs.

Three of the distributed gaming locations at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, who serves as Executive Vice President and Chief Financial Officer of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.45 million and $0.39 million, respectively, during the three months ended March 31, 2016. The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices. Less than $0.1 million was owed to the Company and no amounts were due and payable by the Company related to these arrangements as of March 31, 2016. All of the agreements were in place prior to the consummation of the Merger.

Additionally, a fourth distributed gaming location at which the Company’s gaming devices are located was owned in part by Terrence L. Wright, who serves on the Board of Directors of the Company, who divested his interest in such distributed gaming location in March 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location were $0.1 million during the three months ended March 31, 2016. This agreement was in place prior to the consummation of the Merger.

Note 14 – Subsequent Events

On April 22, 2016, the Company completed the acquisition of nearly 1,800 gaming devices, as well as over 500 amusement devices and approximately 50 ATMs, along with other non-gaming assets and the right to operate within certain locations, from Amusement Services, LLC, for total consideration of approximately $25.0 million. The Company funded the purchase price at closing using $25.0 million in borrowings under the Revolving Credit Facility. See Note 5, Debt, for a discussion of the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions, anticipated future growth and trends in our business or key markets, projections of future financial condition, operating results, income, capital expenditures, costs or other financial items, anticipated regulatory and legislative changes, our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income, the timing and amount of distributions to our shareholders of the net proceeds from the sale of the Jamul Indian Village (the “Jamul Tribe”) note receivable, as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause actual results to differ include: our ability to realize the anticipated cost savings, synergies and other benefits of the Merger (as defined below) with Sartini Gaming Inc. (“Sartini Gaming”), and the acquisitions of distributed gaming assets in Montana, and integration risks relating to such transactions, changes in national, regional and local economic and market conditions, legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations), increases in gaming taxes and fees in the jurisdictions in which we operate, litigation, increased competition, our ability to renew our distributed gaming contracts, reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer), the level of our indebtedness and our ability to comply with covenants in our debt instruments, terrorist incidents, natural disasters, severe weather conditions (including weather or road conditions that limit access to our properties), the effects of environmental and structural building conditions, the effects of disruptions to our information technology and other systems and infrastructure, the occurrence of an “ownership change” as defined in Section 382 of the Internal Revenue Code (the “Code”), factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of this report, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the third quarter of 2015, we redefined our reportable segments to reflect the change in our business following the Merger. As a result of the Merger, we now conduct our business through two reportable operating segments: Distributed Gaming and Casinos. Prior to the Merger, we conducted our business through the following two segments: Rocky Gap and Other. Prior period information has been recast to reflect the new segment structure and present comparative year-over-year results. See Note 12, Segment Information, in the accompanying unaudited consolidated financial statements for financial information regarding our segments.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of March 31, 2016, our distributed gaming operations comprised approximately 10,300 gaming devices in approximately 800 locations.

On January 29, 2016, we completed the acquisition of approximately 1,000 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). Additionally, on April 22, 2016, we completed the acquisition of approximately 1,800 gaming devices from a second distributed gaming operator in Montana, as well as over 500 amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition”); see Note 14, Subsequent Events, in the accompanying unaudited consolidated financial statements for information regarding the acquisition.

Nevada law limits distributed gaming operations to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores. Most locations are restricted to offering no more than 15 gaming devices. Under Montana law, distributed gaming operations are limited to business locations licensed to sell alcoholic beverages for on-premises consumption only, with such locations restricted to offering a maximum of 20 gaming devices.

Gaming devices are placed in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In Nevada, we generally enter into three types of gaming device placement contracts as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our gaming devices at a business location. Under revenue share agreements, we pay the business location a percentage of the gaming revenue generated from our gaming devices placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our gaming devices. In Montana, our gaming device placement contracts are all revenue share agreements.

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages and typically include 15 onsite gaming devices. As of March 31, 2016, we operated 49 taverns, which offered a total of 779 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to locals seeking to avoid the congestion of the Las Vegas Strip. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Brewing Company, Sierra Gold and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos, as well as other establishments licensed to sell liquor for on-premises consumption.

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

We acquired Rocky Gap in August 2012, and converted the then-existing convention center into a gaming facility which opened to the public in May 2013. Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of March 31, 2016, Rocky Gap offered 631 gaming devices, 19 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center that opened in the fourth quarter of 2013.

As of March 31, 2016, our Pahrump Nugget casino offered 459 gaming devices, as well as 12 table games (which include three live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget also features Pahrump’s only AAA Three Diamond Award® winning hotel with approximately 70 hotel rooms. As of March 31, 2016, our Gold Town Casino offered 286 gaming devices and a 125-seat bingo facility, and our Lakeside Casino & RV Park offered 189 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites.

Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 29, 2015

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 and March 29, 2015.

	Three Months Ended		Increase (Decrease)
	March 31, 2016	March 29, 2015	From Prior Year
	(In thousands)
Net Revenues
Distributed Gaming	$68,584	$—	$68,584
Casinos	22,413	12,722	9,691
Corporate and Other	37	44	(7)
	91,034	12,766	78,268

Operating Expenses
Distributed Gaming	52,703	—	52,703
Casinos	11,934	7,514	4,420
Corporate and Other	20	—	20
	64,657	7,514	57,143
Selling, general and administrative	16,234	5,302	10,932
Merger expenses	41	833	(792)
Gain on sale of cost method investment	—	(750)	750
Preopening expenses	573	—	573
Impairments and other losses	—	331	(331)
Gain on disposal of property and equipment	—	(2)	2
Depreciation and amortization	5,792	879	4,913
Total expenses	87,297	14,107	73,190
Income (loss) from operations	3,737	(1,341)	5,078
Non-operating income (expense)	(1,439)	(229)	(1,210)
Income tax provision	(59)	(155)	96
Net income (loss)	$2,239	$(1,725)	$3,964

Net Revenues

The increase in net revenues resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of net revenues related to Sartini Gaming’s distributed gaming and casino businesses during the first quarter of 2016.

Net revenues related to our Distributed Gaming segment were $68.6 million for the three months ended March 31, 2016, the majority of which related to Sartini Gaming’s distributed gaming business acquired through the Merger. Net revenues related to our Distributed Gaming segment for the current year period also included net revenues from the operations of the distributed gaming businesses acquired in the Initial Montana Acquisition from January 30, 2016.

The increase in net revenues related to our Casinos segment resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $8.7 million of net revenues related to Sartini Gaming’s casino business during the first quarter of 2016. The increase also reflected an increase of approximately $1.0 million in net revenues related to our Rocky Gap casino compared to the prior year period.

Property Operating Expenses

The increase in property operating expenses resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of property operating expenses related to Sartini Gaming’s distributed gaming and casino businesses during the first quarter of 2016. Included in property operating expenses for the three months ended March 31, 2016 were $49.9 million and $4.2 million, respectively, related to Sartini Gaming’s distributed gaming and casino businesses. Property operating expenses comprise gaming, food and beverage, rooms and other operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased due primarily to the completion of the Merger on July 31, 2015, which resulted in the inclusion of SG&A expenses related to Sartini Gaming’s distributed gaming and casino businesses during the first quarter of 2016.

For the three months ended March 31, 2016, SG&A expenses included payroll and related expenses of $5.9 million (including share-based compensation expense), marketing and advertising expenses of $1.2 million, building and rent expense of $5.0 million and professional fees of $1.2 million. For the three months ended March 29, 2015, SG&A expenses included payroll and related expenses of $2.9 million (including share-based compensation expense), marketing and advertising expenses of $0.6 million, building and rent expense of $0.6 million and professional fees of $0.6 million. For the three months ended March 31, 2016, corporate SG&A was $4.8 million compared to $2.4 million in the prior year period.

Within our Distributed Gaming segment, SG&A expenses were $5.7 million for the three months ended March 31, 2016. There were no SG&A expenses related to our Distributed Gaming segment during the prior year period.

Within our Casinos segment, SG&A expenses were $5.7 million for the three months ended March 31, 2016 compared to $3.7 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $2.2 million of SG&A expenses related to Sartini Gaming’s casino business during the three months ended March 31, 2016.

Merger and Preopening Expenses

We incurred less than $0.1 million in transaction-related costs associated with the Merger during the three months ended March 31, 2016, compared to $0.8 million during the prior year period. Merger expenses consisted primarily of financial advisor, legal, accounting and consulting costs.

We incurred approximately $0.6 million in preopening expenses associated with the opening of new taverns and our Initial Montana Acquisition during the three months ended March 31, 2016. No preopening expenses were recorded during the three months ended March 29, 2015.

Gain on Sale of Cost Method Investment

In January 2015, we sold our 10% ownership interest in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for approximately $0.8 million. We had previously determined the fair value of our Rock Ohio investment to be zero. As a result of the sale of our interest in Rock Ohio Ventures, we recognized a gain on sale of cost method investment of approximately $0.8 million during the first quarter of 2015.

Impairments and Other Losses

In May 2015, we sold our former corporate headquarters office building located in Minnetonka, Minnesota for approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The building was carried at $4.8 million, net of accumulated depreciation, on our consolidated balance sheet as of the date of the sale agreement in March 2015. As a result, we recognized an impairment charge of $0.3 million during the first quarter of 2015.

Depreciation and Amortization

The increase in depreciation and amortization was due primarily to depreciation of the assets acquired pursuant to the Merger, as well as assets acquired in the Initial Montana Acquisition. Amortization of intangibles was $1.4 million for the three months ended March 31, 2016, which primarily related to intangible assets acquired in the Merger and the Initial Montana Acquisition, compared to less than $0.1 million for the prior year period.

Non-Operating Expense, Net

Non-operating expense, net was $1.4 million for the three months ended March 31, 2016 compared to $0.2 million for the prior year period. The increase related primarily to $1.5 million in interest expense incurred under the Credit Agreement that we entered into on July 31, 2015.

Income Taxes

Income tax expense for the three months ended March 31, 2016 was less than $0.1 million, attributed primarily to tax amortization of indefinite-lived intangibles. Income tax expense was $0.2 million for the three months ended March 29, 2015, which was attributed entirely to alternative minimum tax. Our effective tax rate was 2.5% for the three months ended March 31, 2016, which differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets. Our effective tax rate for the three months ended March 29, 2015 was (9.9)%, which differed from the federal tax rate of 35% due primarily to the alternative minimum tax and, to a lesser extent, permanent differences.

As of March 31, 2016, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets were not currently expected to be realized, and that therefore the valuation allowance against the deferred tax assets continued to be appropriate as of March 31, 2016.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	March 31, 2016	March 29, 2015
	(Unaudited, in thousands)
Adjusted EBITDA	$10,548	$9
Impairments and other losses	—	(331)
Gain on sale of cost method investment	—	750
Share-based compensation	(405)	(59)
Merger expenses	(41)	(833)
Preopening expenses	(573)	—
Gain on disposal of property and equipment	—	2
Depreciation and amortization	(5,792)	(879)
Income (loss) from operations	3,737	(1,341)
Non-operating income (expense)
Interest expense, net	(1,457)	(229)
Other, net	18	—
Total non-operating expense, net	(1,439)	(229)

Income (loss) before income tax provision	2,298	(1,570)
Income tax provision	(59)	(155)
Net income (loss)	$2,239	$(1,725)

Liquidity and Capital Resources

As of March 31, 2016, we had $66.5 million in cash and cash equivalents, which included approximately $23.5 million in net proceeds related to the sale of the subordinated promissory note from the Jamul Tribe. We currently believe that our cash and cash equivalents, cash flows from operations and availability under our $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Distributed Gaming and Casinos segments to be adversely affected.

We incurred a total of approximately $12.1 million in transaction-related costs associated with the Merger, which consisted primarily of severance, financial advisor, legal, accounting and consulting costs. We incurred less than $0.1 million and $0.8 million of transaction-related costs associated with the Merger during the three months ended March 31, 2016 and March 29, 2015, respectively. Additionally, we incurred approximately $0.2 million of transaction-related costs associated with the Initial Montana Acquisition during the three months ended March 31, 2016, which are included in preopening expenses.

Credit Agreement

On July 31, 2015, we entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The Credit Agreement was amended on March 25, 2016 to, among other matters, increase the size of the Revolving Credit Facility from $40.0 million to $50.0 million and to provide for the borrowing of an additional $40.0 million in aggregate principal amount of incremental senior secured term loans under the Credit Agreement (the “Incremental Term Loans”). As of March 31, 2016, the facilities under the Credit Agreement consisted of $160.0 million in senior secured term loans (the “Term Loans,” which include the Incremental Term Loans) and a $50.0 million Revolving Credit Facility (together with the Term Loans, the “Facilities”). We used the proceeds from the Incremental Term Loan borrowings to repay all of our then-outstanding borrowings under the Revolving Credit Facility. As of March 31, 2016, we had $157.0 million in principal amount of outstanding Term Loan borrowings and no outstanding borrowings under the Revolving Credit Facility. In April 2016, we borrowed $25.0 million under the Revolving Credit Facility in connection with the closing of the Second Montana Acquisition; see Note 14, Subsequent Events, in the accompanying unaudited consolidated financial statements for additional information. The Facilities mature on July 31, 2020.

Borrowings under the Credit Agreement bear interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on our leverage ratio. As of March 31, 2016, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.18%.

Outstanding borrowings under the Term Loans must be repaid in two quarterly payments of $1.5 million each (which commenced on December 31, 2015), followed by two quarterly payments of $2.0 million each (commencing June 30, 2016), followed by eight quarterly payments of $3.0 million each (commencing December 31, 2016), followed by four quarterly payments of $4.0 million each (commencing December 31, 2018), followed by three quarterly payments of $6.0 million each (commencing December 31, 2019), followed by a final installment of $95.0 million at maturity on July 31, 2020. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on our leverage ratio.

The Credit Agreement is guaranteed by all of our present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

Under the Credit Agreement, we and our subsidiaries are subject to certain limitations, including limitations on our ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the Facilities under certain circumstances if we or any of our subsidiaries sell assets or property, issue debt or receive certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of our equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of our Board of Directors that is not approved by the Board. If we default under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Agreement as of March 31, 2016.

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

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the SEC, for a discussion of all of our significant accounting policies.

Application of the Acquisition Method of Accounting

On July 31, 2015, we acquired Sartini Gaming through the Merger. Additionally, in January 2016 we completed the Initial Montana Acquisition. We have applied the acquisition method of accounting to these business combinations, which requires the following:

●	Identifying the acquirer,
●	Determining the acquisition date,
●	Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
●	Recognizing and measuring goodwill or a gain from a bargain purchase.

We are in the process of completing our valuation procedures, and the resulting estimated fair value of the assets acquired and liabilities assumed has been recorded based upon our preliminary valuation of the business enterprise and tangible and intangible assets. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of assets acquired and liabilities assumed. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the assets acquired and liabilities assumed significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The application of the acquisition method of accounting guidance for the Merger had the following effects on our consolidated financial statements:

●

We measured the fair value of identifiable assets and liabilities in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired and goodwill of $301.6 million and the fair value of the liabilities assumed of $224.2 million in our consolidated balance sheet as of August 1, 2015.

●

We have reported the operating results of Sartini Gaming in our consolidated statements of operations and cash flows for the three months ended March 31, 2016. During this period, we recorded $73.3 million in net revenues and $7.1 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses.

The application of the acquisition method of accounting guidance for the Initial Montana Acquisition had the following effects on our consolidated financial statements:

●

We measured the fair value of identifiable assets in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired and goodwill of $20.1 million in our consolidated balance sheet as of March 31, 2016.

●

We have reported the operating results of the distributed gaming businesses acquired in the Initial Montana Acquisition in our consolidated statements of operations and cash flows for the period from January 30, 2016 through March 31, 2016.

Long-Lived Assets

Our long-lived assets were carried at $121.4 million as of March 31, 2016, or 30.3% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

A long-lived asset must be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

i.	a significant decrease in the market price of a long-lived asset;

ii.	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

iii.	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

iv.	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

v.	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we solicit third party valuation expertise to assist in the valuation of our assets. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as, the decision-making criteria used by market participants when evaluating an asset. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

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

Goodwill and Other Indefinite-Lived Intangible Assets

As of March 31, 2016, based on preliminary estimates, we had $98.2 million in goodwill and $93.6 million in other intangible assets, net, representing 24.5% and 23.4% of total assets, respectively, resulting primarily from the Merger and the Initial Montana Acquisition. We expect to finalize the purchase price allocation related to the Merger by no later than July 31, 2016.  As a result, the allocation of values to the acquired assets and liabilities, as well as goodwill, could change significantly during the measurement period. We expect to finalize the purchase price allocation related to the Initial Montana Acquisition by no later than January 29, 2017. As a result, the allocation of values to the acquired assets, as well as goodwill, could change significantly during the measurement period.

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

We consider our trade names related to the Nevada casinos and taverns as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our casinos and taverns indefinitely under these trade names. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of our trade names exceeds their fair value, an impairment loss is recognized. We complete our testing of our intangible assets prior to assessing our goodwill for possible impairment.

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

Our annual impairment test of our goodwill and other indefinite-life intangible assets will be performed on October 1st of each year, commencing October 1, 2016.

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

Share-Based Compensation Expense

We have various share-based compensation programs, which provide for equity awards such as stock options and restricted stock units. We use the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Commitments and Contractual Obligations

Significant changes in the first three months of 2016 to the contractual commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015 included: (i) increased scheduled principal repayments and interest related to the additional $40.0 million principal amount of Incremental Term Loans under the amendment to our Facilities; see Note 5, Debt, in the accompanying unaudited consolidated financial statements for additional information regarding our Facilities; and (ii) contingent consideration of up to a total of $2.0 million to be paid in cash in four quarterly payments beginning in September 2017, subject to certain potential adjustments, that we are required to pay to the sellers in connection with the Initial Montana Acquisition; see Note 2, Merger and Acquisitions, in the accompanying unaudited consolidated financial statements for additional information regarding the Initial Montana Acquisition.

Seasonality

We believe that our Distributed Gaming and Casinos segments are affected by seasonal factors, including holidays, weather and travel conditions. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our casinos and distributed gaming business in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Our Nevada and Montana distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Additionally, our Montana distributed gaming operations typically see higher revenues during winter months due to the inclement weather during winter months limiting outdoor activities. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, our investment portfolio included $66.5 million in cash and cash equivalents. As of March 31, 2016, we did not hold any short-term investments.

As of March 31, 2016, we had $157.0 million in principal amount of outstanding borrowings under the Credit Agreement, which bear interest at a variable rate. Our primary interest rate under the Credit Agreement is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of March 31, 2016, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.18%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred by approximately $0.8 million over a twelve-month period.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016.

On July 31, 2015, the acquisition of Sartini Gaming through the Merger was completed, and on January 29, 2016, the Initial Montana Acquisition was completed. We excluded Sartini Gaming from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, and we may exclude the distributed gaming businesses acquired in the Initial Montana Acquisition from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016. Accordingly, pursuant to the SEC's general guidance that an assessment of an acquired business’ internal control over financial reporting may be omitted from the scope of an assessment for one year following the acquisition, the scope of our evaluation of the effectiveness of our disclosure controls and procedures does not include Sartini Gaming or the distributed gaming businesses acquired in the Initial Montana Acquisition.

On July 31, 2015, the acquisition of Sartini Gaming through the Merger was completed. Management has begun the evaluation of the internal control structure of Sartini Gaming. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded Sartini Gaming from our evaluation of our disclosure controls and procedures as of March 31, 2016. During the quarter ended March 31, 2016, Sartini Gaming’s distributed gaming and casino businesses accounted for approximately 70.9% and 9.6% of our total net revenues, respectively. Total assets related to Sartini Gaming’s distributed gaming and casino businesses were approximately 55.9% and 19.7% of our total assets, respectively, as of March 31, 2016, which consisted primarily of property and equipment and intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remains open as of March 31, 2016.

On January 29, 2016, the Initial Montana Acquisition was completed. Management has begun the evaluation of the internal control structure of the distributed gaming businesses acquired in the Initial Montana Acquisition. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded the distributed gaming businesses acquired in the Initial Montana Acquisition from our evaluation of our disclosure controls and procedures as of March 31, 2016. We have reported the operating results of such acquired distributed gaming businesses in our consolidated statements of operations and cash flows for the period from January 30, 2016 through March 31, 2016. Net revenues from the operations of such acquired distributed gaming businesses comprised less than five percent of our consolidated net revenues for the three months ended March 31, 2016. Total assets acquired in the Initial Montana Acquisition were approximately 4.5% of our total assets as of March 31, 2016, which consisted primarily of intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remains open as of March 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Even though management did not perform the evaluation of Sartini Gaming’s internal control over financial reporting as of December 31, 2015, we became aware of the following material weaknesses:

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

We will include Sartini Gaming in our evaluation of internal control over financial reporting as of December 31, 2016. This assessment will include further understanding and remediation of the material weaknesses described above and management's assessment of Sartini Gaming’s internal control over financial reporting. As of the date of this report, we have developed a plan for remediation of the material weaknesses described above and retained consulting firms to assist us in addressing IT controls and designing improved processes for account reconciliation and related journal entries.

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we acquired Sartini Gaming on July 31, 2015 and completed the Initial Montana Acquisition on January 29, 2016, and management excluded Sartini Gaming from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Merger-related integration and other remediation activities may lead us to modify certain internal controls in future periods.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

Argovitz Demand for Arbitration

On March 13, 2015, Jerry Argovitz filed a Demand for Arbitration with the American Arbitration Association, alleging that Golden and/or its subsidiary Lakes Jamul, Inc. breached the terms of an agreement under which Mr. Argovitz retained certain rights to share in potential revenue from a gaming facility development project we (through our subsidiaries) pursued with the Jamul Tribe. Mr. Argovitz alleged that we breached such agreement by failing to protect his alleged contractual rights when we restructured our contractual relationship with the Jamul Tribe over the course of its involvement in the project and/or by ultimately exercising our contractual right in March 2012 to terminate its involvement in the Jamul casino project, which had not resulted in the successful opening of a gaming facility. Mr. Argovitz was seeking a declaration that, if the Jamul casino opened, then we had an obligation to pay him $1.0 million per year for up to seven years of operation of the Jamul casino.

We denied Mr. Argovitz’s allegations and vigorously defended the case. On September 2, 2015, the three-member arbitration panel denied the parties’ cross-motions for summary judgment. On January 5, 2016, the arbitration panel held an evidentiary hearing on the merits. Following the hearing, the parties submitted post-trial briefs. On March 21, 2016, the panel concluded that Mr. Argovitz’s claims in this arbitration should be dismissed with prejudice.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015, other than the risk factors entitled “We incurred significant indebtedness in connection with the Merger and our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations” and “We may incur additional indebtedness, which could further increase the risks associated with our leverage,” which have been updated to reflect the amendment to the Credit Agreement in March 2016, including the associated borrowing of Incremental Term Loans and increase in size of the Revolving Credit Facility thereunder. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, future results or prospects.

We incurred significant indebtedness in connection with the Merger and our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We incurred significant indebtedness under our Credit Agreement in connection with the Merger and the associated refinancing of both Sartini Gaming’s senior secured indebtedness and our former financing facility for Rocky Gap. In March 2016, we amended our Credit Agreement to, among other matters, increase the size of our Revolving Credit Facility from $40.0 million to $50.0 million and to provide for the borrowing of $40.0 million in aggregate principal amount of Incremental Term Loans. As of March 31, 2016, we had $161.6 million in total indebtedness, including $157.0 million in principal amount of outstanding Term Loan borrowings (including the Incremental Term Loans) and no outstanding borrowings under our Revolving Credit Facility. In April 2016, we borrowed $25.0 million under our Revolving Credit Facility in connection with the closing of the Second Montana Acquisition. As of March 31, 2016, our debt service obligations, comprised of scheduled principal repayments and interest (excluding capital leases and equipment notes), during the next 12 months were approximately $15.7 million. As a result of the increases in our outstanding debt, demands on our cash resources have increased. The increased level of debt could, among other things:

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

We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. As of March 31, 2016, we had undrawn availability of $50.0 million under the Revolving Credit Facility in our Credit Agreement, $25.0 million of which was subsequently drawn in April 2016 in connection with the closing of the Second Montana Acquisition. In addition, the Credit Agreement permits us, subject to specified limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2016, we issued 50,252 shares of our common stock to C. Lohman Games, Inc., Rocky Mountain Gaming, Inc. and Brandy’s Shoreliner Restaurant, Inc. as partial consideration for the Initial Montana Acquisition (see Note 2, Merger and Acquisitions, in the accompanying unaudited consolidated financial statements for additional information regarding the Initial Montana Acquisition). The shares of our common stock described above were not registered under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder for private sales by an issuer not involving a public offering. In issuing the shares, we relied upon the representations and warranties of the sellers in the definitive agreements for the Initial Montana Acquisition and appropriate restrictive legends were affixed to the share certificates evidencing such shares.

ITEM 6.  EXHIBITS

Exhibits	Description

10.1

First Amendment to Credit Agreement, dated as of March 25, 2016, among Golden Entertainment, Inc., the lenders named therein and Capital One, National Association (as administrative agent) (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on March 25, 2016)

10.2#

First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini (incorporated by reference to Exhibit 10.11.1 to Golden Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 14, 2016)

10.3#

First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana (incorporated by reference to Exhibit 10.12.1 to Golden Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 14, 2016)

10.4#

First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Matthew Flandermeyer (incorporated by reference to Exhibit 10.13.1 to Golden Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 14, 2016)

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

Dated: May 10, 2016