Form 10-Q
period 2016-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2016-08-08
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-24993

Golden Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6595 S Jones Boulevard
Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

(702) 893-7777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 4, 2016, there were 22,212,939 shares of Common Stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$61,705	$69,177
Accounts receivable, net of allowance for doubtful accounts of $0.5 million and $0.4 million, respectively	5,405	3,033
Income taxes receivable	2,258	2,078
Prepaid expenses	7,668	6,803
Inventories	2,694	2,439
Other	1,028	1,074
Total current assets	80,758	84,604

Property and equipment, net	135,410	114,309

Other assets
Goodwill	104,730	96,288
Customer relationships, net	73,891	57,456
Other intangible assets, net	28,594	23,368
Other	5,925	2,759
Total other assets	213,140	179,871
Total assets	$429,308	$378,784

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net	$13,288	$8,552
Accounts payable	8,411	8,237
Accrued taxes, other than income taxes	1,006	831
Accrued payroll and related	4,635	3,494
Deposits	410	128
Dividend payable	23,529	—
Other accrued expenses	3,979	3,476
Total current liabilities	55,258	24,718

Long-term debt, net	169,937	137,546
Deferred taxes	5,036	4,471
Other long-term obligations	4,024	1,564
Total liabilities	234,255	168,299
Commitments and contingencies (Note 12)

Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 22,213 and 21,868 common
shares issued and outstanding, respectively	356	353
Additional paid-in capital	286,912	283,857
Accumulated deficit	(92,215)	(73,725)
Total shareholders' equity	195,053	210,485
Total liabilities and shareholders' equity	$429,308	$378,784

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015
Revenues
Gaming	$88,337	$11,810	$166,809	$22,410
Food and beverage	14,101	1,742	27,442	3,090
Rooms	1,945	1,662	3,500	2,869
Other operating	3,079	813	5,291	1,188
Gross revenues	107,462	16,027	203,042	29,557
Less: Promotional allowances	(4,904)	(698)	(9,450)	(1,462)
Net revenues	102,558	15,329	193,592	28,095

Expenses
Gaming	63,541	6,558	119,032	12,623
Food and beverage	8,472	1,254	16,599	2,319
Rooms	305	215	565	373
Other operating	1,167	516	1,946	742
Selling, general and administrative	16,222	5,105	32,456	10,407
Merger expenses	434	434	475	1,267
Gain on sale of cost method investment	—	—	—	(750)
Impairments and other losses	—	351	—	682
Preopening expenses	519	—	1,092	—
Depreciation and amortization	6,847	880	12,639	1,757
Total expenses	97,507	15,313	184,804	29,420
Income (loss) from operations	5,051	16	8,788	(1,325)

Non-operating income (expense)
Interest expense, net	(1,640)	(214)	(3,097)	(443)
Other, net	—	36	18	36
Total non-operating expense, net	(1,640)	(178)	(3,079)	(407)
Income (loss) before income tax provision	3,411	(162)	5,709	(1,732)
Income tax provision	(611)	(17)	(670)	(172)
Net income (loss)	2,800	(179)	5,039	(1,904)
Other comprehensive income	—	3	—	2
Comprehensive income (loss)	$2,800	$(176)	$5,039	$(1,902)

Weighted-average common shares outstanding
Basic	22,136	13,392	22,044	13,391
Dilutive impact of stock options	299	—	299	—
Diluted	22,435	13,392	22,343	13,391
Net income (loss) per share
Basic	$0.13	$(0.01)	$0.23	$(0.14)
Diluted	$0.12	$(0.01)	$0.23	$(0.14)

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2016	June 28, 2015
Cash flows from operating activities
Net income (loss)	$5,039	$(1,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,639	1,757
Amortization of debt issuance costs and accretion of debt discount	346	222
Accretion and amortization of discounts and premiums on short-term investments	—	204
Share-based compensation	855	119
Gain on sale of cost method investment	—	(750)
Impairments and other losses	—	357
Deferred income taxes	670	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,859)	(222)
Prepaid expenses	(2,327)	(901)
Income taxes receivable	—	62
Other current assets	(210)	(109)
Deposits	—	195
Accrued taxes, other than income taxes	(5)	(82)
Accounts payable and other accrued expenses	2,505	(474)
Other	(233)	—
Net cash provided by (used in) operating activities	17,420	(1,526)
Cash flows from investing activities
Purchase of short-term investments	—	(25,137)
Proceeds from maturities of short-term investments	—	30,960
Purchase of property and equipment	(17,778)	(1,552)
Proceeds from disposal of property and equipment	—	4,409
Issuance of notes receivable	(107)	—
Acquisition of businesses, net of cash acquired	(41,273)	—
Proceeds from sale of cost method investment	—	750
Other	(2,076)	20
Net cash provided by (used in) investing activities	(61,234)	9,450
Cash flows from financing activities
Repayments of Term Loan	(3,500)	(897)
Proceeds from Term Loan	40,000	—
Repayments of notes payable	(1,285)	—
Proceeds from issuance of common stock	1,703	16
Payments for debt issuance costs	(416)	—
Principal payments under capital leases	(160)	—
Net cash provided by (used in) financing activities	36,342	(881)
Cash and cash equivalents
Net increase (decrease) for the period	(7,472)	7,043
Balance, beginning of period	69,177	35,416
Balance, end of period	$61,705	$42,459
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$2,752	$315
Non-cash investing and financing activities
Notes payable issued for property and equipment	$345	$—
Equipment acquired under capital lease obligations	1,815	—
Common stock issued in connection with acquisition	500	—

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Overview

Golden Entertainment, Inc. (formerly named Lakes Entertainment, Inc.) and its wholly owned subsidiaries (collectively, the “Company”) is a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations. On July 31, 2015, the Company acquired Sartini Gaming, Inc. (“Sartini Gaming”) through the merger of a wholly owned subsidiary of the Company with and into Sartini Gaming, with Sartini Gaming surviving as a wholly owned subsidiary of the Company (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in the Company’s results subsequent to that date. In connection with the Merger, the Company’s name was changed to Golden Entertainment, Inc. See Note 2, Merger and Acquisitions, for information regarding the Merger.

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

On January 29, 2016, the Company completed the acquisition of approximately 1,100 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). Additionally, on April 22, 2016, the Company completed the acquisition of approximately 1,800 gaming devices from a second distributed gaming operator in Montana, as well as amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition” and, together with the Initial Montana Acquisition, the “Montana Acquisitions”). See Note 2, Merger and Acquisitions, for information regarding the Montana Acquisitions.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In addition to recasting segment information for the prior year period to reflect the new segment structure adopted by the Company in connection with the Merger, certain other minor reclassifications have been made to the prior year period amounts to conform to the current presentation.

New Accounting Standards

While management continues to assess the possible impact on the Company's consolidated financial statements of the future adoption of new accounting standards that are not yet effective, management currently believes that the following new standards may have a material impact on the Company’s financial statements and disclosures:

•

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which replaces the existing guidance. ASU 2016-02 will be effective for the first quarter of 2019. ASU

2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.

•

In May 2014, the FASB issued a comprehensive new revenue recognition model (ASU 2014-09, Revenue Contracts with Customers), and has amended it twice, in March 2016 (ASU 2016-08, Principal versus Agent Considerations) and in April 2016, (ASU 2016-10, Identifying Performance Obligations and Licensing). These standards will be effective for the first quarter of 2018. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including gaming industry specific guidance. ASU 2014-09 also provides a five-step analysis in determining how and when the revenue is recognized. ASU 2014-09 will require revenue recognition to represent the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Revenues are defined as inflows or other enhancements of assets of an entity or settlements of its liabilities (or a combination of both) from delivering or producing goods, rendering services, or other activities that constitute the entity’s ongoing major or central operations.  As a result, revenues will be presented net of the retail value of goods and services provided to customers on a complimentary basis.

No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company's financial statements.

Note 2 – Merger and Acquisitions

Montana Acquisitions

On January 29, 2016, the Company completed the Initial Montana Acquisition, which involved the acquisition of approximately 1,100 gaming devices, as well as certain other non-gaming assets and the right to operate within certain locations, from C. Lohman Games, Inc., Rocky Mountain Gaming, Inc. and Brandy’s Shoreliner Restaurant, Inc., for total consideration of $20.1 million, including the issuance of $0.5 million of the Company’s common stock (comprising 50,252 shares at fair value of $9.95 per share). In connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments. See Note 11, Financial Instruments and Fair Value Measurements, for further discussion regarding the estimated fair value of the contingent consideration. The preliminary allocation of the $20.1 million purchase price to the assets acquired as of January 29, 2016 includes $1.7 million of cash, $2.4 million of property and equipment, $14.2 million of intangible assets and $1.9 million of goodwill. The preliminary amounts assigned to intangible assets includes customer relationships of $9.8 million with an economic life of 15 years, non-compete agreements of $3.9 million with an economic life of five years and trade names of $0.5 million with an economic life of four years.

On April 22, 2016, the Company completed the Second Montana Acquisition, which involved the acquisition of approximately 1,800 gaming devices, as well as amusement devices and certain other non-gaming assets and the right to operate within certain locations, from Amusement Services, LLC, for total consideration of $25.7 million. The preliminary allocation of the $25.7 million purchase price to the assets acquired as of April 22, 2016 includes $0.3 million of cash, less than $0.1 million of prepaid gaming license fees, $7.8 million of property and equipment, $11.1 million of intangible assets and $6.3 million of goodwill. The preliminary amounts assigned to intangible assets include customer relationships of $9.1 million with an economic life of 15 years, non-compete agreements of $1.8 million with an economic life of five years and trade names of $0.2 million with an economic life of four years.

The goodwill recognized in the Montana Acquisitions is primarily attributable to potential expansion and future development of, and anticipated synergies from, the acquired businesses and is expected to be deductible for income tax purposes. The Company's estimation of the fair value of the assets acquired in the Montana Acquisitions as of the respective dates of the acquisitions was determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired are subject to adjustment once such analyses are completed. The Company may record adjustments to the carrying value of assets acquired with a corresponding offset to goodwill during the applicable measurement period, which can be up to one year from the date of the consummation of the relevant acquisition.

The Company reports the results of operations from each of the Montana Acquisitions, subsequent to their respective closing date, within its Distributed Gaming segment. For the three and six months ended June 30, 2016, transaction-related costs for the Montana Acquisitions totaled less than $0.1 million and $0.2 million, respectively, and were included in preopening expenses. The Company may incur additional transaction-related costs related to the Montana Acquisitions in future periods. Pro forma information is not being presented as there is no practicable method to calculate pro forma earnings given that the Montana Acquisitions were asset purchases that represented only a component of the businesses of the sellers. As a result, historical financial information obtained would have required significant estimates.

Merger with Sartini Gaming, Inc.

On July 31, 2015, the Company acquired Sartini Gaming through the consummation of the Merger. At the effective time of the Merger, all issued and outstanding shares of capital stock of Sartini Gaming were canceled and converted into the right to receive shares of the Company’s common stock. At the closing of the Merger, the Company issued 7,772,736 shares of its common stock to The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), as sole shareholder of Sartini Gaming in accordance with the agreement and plan of merger (the “Merger Agreement”). In addition, at the closing of the Merger, the Company issued 457,172 shares of its common stock to holders of warrants issued by a subsidiary of Sartini Gaming that elected to receive shares of the Company’s common stock in exchange for their warrants. The total number of shares of the Company’s common stock issued in connection with the Merger was subject to adjustment pursuant to the post-closing adjustment provisions of the Merger Agreement. In connection with such post-closing adjustment, the Company issued an additional 223,657 shares of its common stock to the Sartini Trust. As a result, the value of the purchase consideration following such adjustment was $77.4 million. This amount is the product of the 8,453,565 shares of the Company’s common stock issued in the aggregate in connection with the Merger and the closing price of $9.15 per share of the Company's common stock on July 31, 2015. As of June 30, 2016, 777,274 shares were being held in escrow as security in the event of any claims for indemnifiable losses in accordance with the Merger Agreement, which shares were released to the Sartini Trust in August 2016 in accordance with the terms of the escrow agreement.

Under the Merger Agreement, the number of shares of the Company’s common stock issued in connection with the Merger reflected the pre-Merger value of Sartini Gaming relative to the pre-Merger value of the Company, which pre-Merger values were calculated in accordance with formulas set forth in the Merger Agreement. To determine the number of shares of the Company’s common stock issued in connection with the Merger, the sum of the number of shares of the Company’s common stock outstanding immediately prior to the Merger and the number of shares issuable upon the exercise of outstanding in-the-money stock options was divided by the percentage of the total pre-Merger value of both companies that represented the Company’s pre-Merger value to determine the total number of fully diluted shares immediately following the Merger. The number of shares of the Company’s common stock issued in connection with the Merger was the difference between the total number of fully diluted shares immediately following the Merger and the total number of fully diluted shares immediately prior to the Merger. No fractional shares of the Company’s common stock were issued in connection with the Merger, and any fractional share was rounded to the nearest whole share.

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

(1)

Calculated as the sum of the number of shares of the Company’s common stock outstanding immediately after the Merger (on a fully diluted basis, including shares issuable upon the exercise of outstanding in-the-money stock options) and the number of shares of the Company’s common stock issued pursuant to the post-closing adjustment provisions of the Merger Agreement.

(2)	Includes 457,172 shares of the Company’s common stock that were issued to certain former holders of warrants issued by a subsidiary of Sartini Gaming upon the closing of the Merger.

Merger Accounting. The Merger has been accounted for under the purchase method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations. Under the purchase method, the total estimated purchase price, or consideration transferred, was measured at the Merger closing date. The purchase price of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair values was recorded as goodwill. The goodwill recognized in the Merger was primarily attributable to potential expansion and future development of, and anticipated synergies from, the tavern brands and the acquired distributed gaming and casino businesses, while enhancing the Company’s existing brand and casino portfolio. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company may continue to record adjustments to the carrying value of assets acquired and liabilities assumed with a corresponding offset to goodwill during the measurement period, which can be up to one year from the date of the consummation of the Merger. The Company will allocate the goodwill to each reporting unit at the conclusion of the measurement period.

Measurement Period Adjustments. The final pre-Merger values of the Company and Sartini Gaming were determined and approved during the fourth quarter of 2015, pursuant to the post-closing adjustment provisions of the Merger Agreement. As a result of this post-closing adjustment calculation, the number of shares issued in connection with the Merger was increased by an additional 223,657 shares, and the 388,637 shares of the Company's common stock held in escrow as security for the post-closing adjustment were released to the Sartini Trust. The effect of the issuance of these additional shares on the purchase price consideration calculation was an increase of $2.1 million to $77.4 million. This amount is the product of the 8,453,565 total shares of the Company’s common stock issued in connection with the Merger on July 31, 2015 and issued pursuant to the post-closing “true-up” adjustment and the $9.15 per share closing price of the Company's common stock on July 31, 2015. The Company accounted for the issuance of the additional 223,657 shares, and the adjustment of the purchase price consideration, during the fourth quarter of 2015 when the additional shares were issued.

In addition to the issuance of the additional shares pursuant to the post-closing adjustment calculation mentioned above, during the measurement period so far, the Company has:

•

recorded a deferred tax liability totaling $14.7 million due to the assumption of a net deferred tax liability generated from intangible assets acquired in the Merger, with a corresponding increase to goodwill by the same amount;

•

recorded an adjustment to increase goodwill by $1.6 million, decreasing accounts receivable by the same amount, due to the determination that receivables acquired as part of the Merger were deemed to be uncollectible as of the Merger date;

•

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

•

determined that the preliminary estimated useful lives of certain tangible acquired assets were not consistent with the useful lives used by other market participants. The useful lives determined during the measurement period were updated to reflect the Company’s determination and are reflected in the property and equipment by category table below;

•

identified an acquired prepaid asset (recorded in other current assets previously) that was reclassified to a gaming license that represents the Company’s ability and right to operate in its current capacity in Montana. Management has valued the gaming license using estimates for explicit and implicit costs to obtain the gaming license and has determined the license has an indefinite life;

•

recorded an adjustment to increase goodwill by less than $0.1 million, increasing accrued taxes by the same amount, due to a tax liability resulting from a prior year assumed as part of the Merger; and

•

recorded an adjustment to increase goodwill by $0.3 million, decreasing player relationships at the Company’s Gold Town Casino by the same amount, due to an increase in the discount rate used in the valuation upon further review. This adjustment triggered a reversal of $0.1 million of the previously recorded deferred tax liability, with a corresponding decrease to goodwill by the same amount.

Allocation. The preliminary allocation of the $77.4 million final purchase price to the assets acquired and liabilities assumed as of July 31, 2015 was as follows (in thousands):

Amount
Cash	$25,539
Other current assets	14,830
Property and equipment	84,104
Intangible assets	80,460
Goodwill	96,537
Current liabilities	(13,245)
Warrant liability	(3,435)
Debt	(190,587)
Deferred tax liability	(14,582)
Other long-term liabilities	(2,217)
Total purchase price	$77,404

The amounts assigned preliminarily to property and equipment by category are summarized in the table below (in thousands):

	Remaining Useful Life (Years)	Amount Assigned
Land	Not applicable	$12,470
Land improvements	5-14	4,030
Building and improvements	19-25	21,310
Leasehold improvements	1-28	20,793
Furniture, fixtures and equipment	1-11	22,866
Construction in process	Not applicable	2,635
Total property and equipment		$84,104

The amounts assigned preliminarily to intangible assets by category are summarized in the table below (in thousands):

	Remaining Useful Life (Years)	Amount Assigned
Trade names	Indefinite	$12,200
Player relationships	8-14	7,300
Customer relationships	13-16	59,200
Gaming licenses	Indefinite	960
Other intangible assets	2-10	800
Total intangible assets		$80,460

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

Preliminary estimates of future amortization expense related to the finite-lived intangible assets acquired in the Merger are as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Estimated amortization expense	$2,514	$4,965	$4,877	$4,877	$4,877	$4,877	$35,705

See Note 11, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the tangible and intangible assets acquired through the Merger.

Credit Agreement. In connection with the Merger, the Company entered into a Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”) to refinance the outstanding senior secured indebtedness of Sartini Gaming and the Company’s financing facility with Centennial Bank. See Note 5, Debt, for a discussion of the Credit Agreement and associated refinancing.

Selected Financial Information Related to the Acquiree. The consolidated financial position of Sartini Gaming is included in the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015 and Sartini Gaming’s consolidated results of operations for the three and six months ended June 30, 2016 are included in the Company’s consolidated statements of operations and cash flows for the six months ended June 30, 2016. For the three and six months ended June 30, 2016, the Company recorded $73.5 million and $146.8 million, respectively, in net revenues and $7.4 million and $14.5 million, respectively, in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses. Total assets related to Sartini Gaming’s distributed gaming and casino businesses were approximately $223.4 million and $80.5 million, respectively, as of June 30, 2016, which consisted primarily of property and equipment and intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remained open as of June 30, 2016.

Unaudited Pro Forma Combined Financial Information. The following unaudited pro forma combined financial information is presented as if the Merger had occurred at the beginning of the period presented:

	Three Months Ended	Six Months Ended
	June 28, 2015	June 28, 2015
	(In thousands, except per share data)
Pro forma combined net revenues	$88,011	$172,781
Pro forma combined net loss	(1,594)	(5,345)

Pro forma combined net loss per share:
Basic and diluted	$(0.07)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	21,846	21,845

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

•

includes additional depreciation expense of property, plant and equipment, and additional amortization expense of intangible assets acquired in the Merger based on their estimated fair values and estimated useful lives;

•	reflects the impact of issuance of 8,453,565 shares on July 31, 2015 and under the post-closing adjustment in connection with the Merger based on the final pre-Merger values;

•	reflects $1.6 million and $2.6 million of transaction-related costs associated with the Merger for the three and six months ended June 28, 2015, respectively; and
•

reflects the elimination of the warrants issued by a subsidiary of Sartini Gaming, which were purchased for $3.4 million in cash and for 457,172 shares of the Company’s common stock (equivalent to $4.2 million based on the Merger per share price).

Note 3 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

	June 30, 2016	December 31, 2015
	(In thousands)
Land	$12,470	$12,470
Building and site improvements	72,552	67,984
Furniture and equipment	67,772	45,840
Construction in process	5,669	1,833
Property and equipment	158,463	128,127
Less: Accumulated depreciation	(23,053)	(13,818)
Property and equipment, net	$135,410	$114,309

As of June 30, 2016 and December 31, 2015, the furniture and equipment balance contained approximately $4.9 million and $4.8 million, respectively, of gaming device equipment that the Company had not yet placed into service and therefore had not begun depreciating.

Note 4 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net, consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Goodwill	$104,730	$96,288

Indefinite-lived intangible assets:
Gaming licenses	$960	$960
Trade names	12,200	12,200
Other	110	50
	$13,270	$13,210

Finite-lived intangible assets:
Customer relationships	$78,100	$59,200
Less: Accumulated amortization	(4,209)	(1,744)
	73,891	57,456
Player relationships	7,300	7,600
Less: Accumulated amortization	(589)	(279)
	6,711	7,321
Gaming license	2,100	2,100
Less: Accumulated amortization	(437)	(367)
	1,663	1,733
Non-compete agreements	6,000	300
Less: Accumulated amortization	(523)	(63)
	5,477	237
Other intangible assets	1,648	948
Less: Accumulated amortization	(175)	(81)
	1,473	867

Total finite-lived intangible assets, net	89,215	67,614
Total intangible assets, net	$102,485	$80,824

See Note 2, Merger and Acquisitions, for a description of the intangible assets acquired through the Merger and the Montana Acquisitions.

Total amortization expense related to intangible assets was $2.0 million and less than $0.1 million for the three months ended June 30, 2016 and June 28, 2015, respectively, and $3.4 million and $0.1 million for the six months ended June 30, 2016 and June 28, 2015, respectively.  Estimated future amortization expense related to intangible assets, which includes acquired intangible assets recorded on a preliminary basis, is as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Estimated amortization expense	$3,881	$7,698	$7,610	$7,610	$7,463	$6,481	$48,472

Note 5 – Debt

Credit Agreement

On July 31, 2015, the Company entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The Credit Agreement was amended on March 25, 2016 to, among other matters, increase the size of the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) from $40.0 million to $50.0 million and to provide for the borrowing of an additional $40.0 million in aggregate principal amount of incremental senior secured term loans under the Credit Agreement (the “Incremental Term Loans”). As of June 30, 2016, the facilities under the Credit

Agreement consisted of $160.0 million in senior secured term loans (the “Term Loans,” which include the Incremental Term Loans) and a $50.0 million Revolving Credit Facility (together with the Term Loans, the “Facilities”). The Company used the proceeds from the Incremental Term Loan borrowings to repay all of the Company’s then-outstanding borrowings under the Revolving Credit Facility. As of June 30, 2016, the Company had $155.0 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility. The Facilities mature on July 31, 2020.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on the Company’s leverage ratio. As of June 30, 2016, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Agreement was approximately 2.96%.

Outstanding borrowings under the Term Loans must be repaid in two quarterly payments of $1.5 million each (which commenced on December 31, 2015), followed by two quarterly payments of $2.0 million each (which commenced on June 30, 2016), followed by eight quarterly payments of $3.0 million each (commencing December 31, 2016), followed by four quarterly payments of $4.0 million each (commencing December 31, 2018), followed by three quarterly payments of $6.0 million each (commencing December 31, 2019), followed by a final installment of $95.0 million at maturity on July 31, 2020. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on the Company’s leverage ratio.

The Credit Agreement is guaranteed by all of the Company’s present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of the Company’s and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

Under the Credit Agreement, the Company and its subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Facilities under certain circumstances if the Company or any of its subsidiaries sells assets or property, issues debt or receives certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of the Company’s equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of the Company’s Board of Directors that is not approved by the Board. If the Company defaults under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Agreement as of June 30, 2016.

Summary of Outstanding Debt

Long-term debt, net is comprised of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Term Loans	$155,000	$118,500
Revolving Credit Facility	25,000	25,000
Capital lease obligations	1,655	–
Notes payable	4,177	5,135
Total long-term debt	185,832	148,635
Less: Unamortized debt issuance costs	(2,607)	(2,537)
	183,225	146,098
Less: Current portion, net of unamortized debt issuance costs	(13,288)	(8,552)
Long-term debt, net	$169,937	$137,546

Note 6 – Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015
	(In thousands)		(In thousands)
Food and beverage	$4,179	$153	$8,197	$312
Rooms	504	509	959	1,061
Other	221	36	294	89
Total promotional allowances	$4,904	$698	$9,450	$1,462

The estimated cost of providing these promotional allowances, which is primarily included in gaming expenses, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015
	(In thousands)		(In thousands)
Food and beverage	$3,089	$61	$6,103	$138
Rooms	190	140	381	309
Other	135	40	216	75
Total estimated cost of promotional allowances	$3,414	$241	$6,700	$522

Note 7 – Shareholders’ Equity

On December 9, 2015, the Company sold its $60.0 million subordinated promissory note (“Jamul Note”) from the Jamul Indian Village (the “Jamul Tribe”) to a subsidiary of Penn National Gaming, Inc. for $24.0 million in cash. Under the terms of the Merger Agreement with Sartini Gaming and subject to applicable law, the Company agreed that the proceeds received from the sale of the Jamul Note, net of related costs, would be distributed in a cash dividend to its shareholders holding shares as of the record date for such dividend (other than shareholders that had waived their right to receive such dividend). Under the terms of the Merger Agreement, Sartini Gaming’s former sole shareholder, for itself and any related party transferees of its shares, waived their right to receive such dividend with respect to their shares (which totaled 7,996,393 shares in the aggregate). Also in connection with the Merger, holders of an additional 457,172 shares waived their right to receive such dividend. On June 17, 2016, the Board of Directors of the Company approved and declared the special dividend to the eligible shareholders of record on the close of business on June 30, 2016 (the “Record Date”) of cash in the aggregate amount of approximately $23.5 million (the “Special Dividend”), which was paid on July 14, 2016. The $1.71 per share amount of the Special Dividend was calculated by dividing the aggregate amount of the Special Dividend by 13,759,374 outstanding shares of common stock held by eligible shareholders on the close of business on the Record Date (rounded down to the nearest whole cent per share).

Note 8 – Share-Based Compensation

On August 27, 2015, the Board of Directors of the Company approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which was approved by the Company’s shareholders at the Company’s 2016 annual meeting. The 2015 Plan authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

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

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change”

as defined in Section 382 of the Internal Revenue Code of 1986, as amended. There were 1,908,070 stock options outstanding under the 2015 Plan as of June 30, 2016, none of which have vested. As of June 30, 2016, a total of 1,216,639 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. There were 418,371 stock options outstanding under the 2007 Plan as of June 30, 2016, all of which were fully vested. As of June 30, 2016, a total of 282,635 shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

The Company also has a 1998 Stock Option and Compensation Plan (the “1998 Plan”). There were 11,202 stock options outstanding under this plan as of June 30, 2016, all of which were fully vested. No additional options will be granted under the 1998 Plan.

Share-based compensation expense related to stock options was $0.5 million and less than $0.1 million for the three months ended June 30, 2016 and June 28, 2015, respectively, and $0.9 million and $0.1 million for the six months ended June 30, 2016 and June 28, 2015, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. There were 63,070 and 223,070 stock options granted under the 2015 Plan during the three and six months ended June 30, 2016, respectively, with a weighted-average grant date fair value of $4.99 per share and $4.24 per share, respectively. There were no options granted during the three and six months ended June 28, 2015.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2016 and June 28, 2015:

	Number of Common Shares			Weighted-
	Options		Available	Average
	Outstanding	Exercisable	for Grant	Exercise Price
2016
Balance at December 31, 2015	2,419,529	724,529	837,635	$8.16
Authorized	—		874,709	—
Granted	223,070		(223,070)	11.19
Exercised	(294,956)		—	11.21
Cancelled	(10,000)		10,000	9.33
Balance at June 30, 2016	2,337,643	429,573	1,499,274	$8.75

2015
Balance at December 28, 2014	755,617	616,792	276,635	$6.09
Exercised	(2,500)		—	6.14
Balance at June 28, 2015	753,117	677,870	276,635	$6.09

As of June 30, 2016, the outstanding stock options had a weighted-average remaining contractual life of 8.0 years, weighted-average exercise price of $8.75 per share and an aggregate intrinsic value of $7.0 million. As of June 30, 2016, the outstanding exercisable stock options had a weighted-average remaining contractual life of 2.3 years, weighted-average exercise price of $6.22 per share and an aggregate intrinsic value of $2.4 million.

In connection with the Special Dividend discussed in Note 7, Shareholders’ Equity, and in accordance with the Company’s equity incentive plans approved by the Company’s shareholders, anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of Company common stock, in order to preserve the value of such stock options following the Special Dividend.  Effective as of the close of business on July 14, 2016, the exercise price of each outstanding stock option under the 2015 Plan, the 2007 Plan and the 1998 Plan was reduced by $1.71 per share.

There were 135,330 and 294,956 options exercised during the three and six months ended June 30, 2016, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2016 was $0.9 million and $1.6 million, respectively. There were zero and 2,500 options exercised during the three and six months ended June 28, 2015, respectively. The total intrinsic value of options exercised during the six months ended June 28, 2015 was less than $0.1 million. The Company’s unrecognized share-based compensation expense related to stock options was approximately $5.8 million as of June 30, 2016, which is expected to be recognized over a weighted-average period of 3.1 years.

The Company issues new shares of common stock upon the exercise of stock options.

Note 9 – Net Income (Loss) per Share of Common Stock

For all periods, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Weighted-average shares related to potentially dilutive stock options of 23,677 and 753,117 for the three months ended June 30, 2016 and June 28, 2015, respectively, and 95,736 and 753,117 for the six months ended June 30, 2016 and June 28, 2015, respectively, were not used to compute diluted net income (loss) per share because the effects would have been anti-dilutive.

Note 10 – Income Taxes

The Company’s effective tax rate was 11.7% and (9.9)% for the six months ended June 30, 2016 and June 28, 2015, respectively. For the six months ended June 30, 2016, the effective tax rate differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets. For the six months ended June 28, 2015, the effective tax rate differed from the federal tax rate of 35% due primarily to the alternative minimum tax and, to a lesser extent, permanent differences and the limitation of the income tax benefit due to the uncertainty of its future realization.

Income tax expense was $0.7 million for the six months ended June 30, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill. Income tax expense was $0.2 million for the six months ended June 28, 2015, which was related to alternative minimum tax.

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

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets and as a result continues to provide a full valuation allowance against its deferred tax assets as of June 30, 2016.

The Company's income taxes receivable of $2.3 million as of June 30, 2016, and $2.1 million as of December 31, 2015, primarily relates to 2012 taxable losses carried back to a prior year. The Company is currently under IRS audit for the 2009 through 2013 tax years and the IRS has proposed certain adjustments to the tax filings for those years. However, the Company believes it is more likely than not that it will prevail in challenging the proposed adjustments and maintains that the positions taken were proper and supported by applicable laws and regulations. The Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements.

Note 11 – Financial Instruments and Fair Value Measurements

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

For the Company’s cash and cash equivalents, accounts payable and current portion of long-term debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of June 30, 2016 and December 31, 2015, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

In connection with the Montana Acquisitions, the Company preliminarily recognized the acquired assets at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values. Additionally, in connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments based upon the availability of certain gaming machines and, if applicable, the performance of replacement games. The fair value of the Company’s contingent consideration recorded in connection with the Initial Montana Acquisition was estimated to be approximately $2.0 million as of June 30, 2016. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company. See Note 2, Merger and Acquisitions, for a discussion of the Montana Acquisitions.

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

Leasehold improvements, furniture, fixtures and equipment, and construction in process acquired in connection with the Merger were measured using unobservable (Level 3) inputs at an estimated fair value of $46.3 million. Property and equipment acquired in connection with the Montana Acquisitions were measured using unobservable (Level 3) inputs at an estimated fair value of $7.8 million for the Second Montana Acquisition and $2.4 million for the Initial Montana Acquisition. These fair value estimates were calculated with primary reliance on the cost approach with secondary consideration being placed on the market approach. Significant inputs included consideration of highest and best use, replacement cost and market comparables (see Note 2, Merger and Acquisitions).

The identified intangible assets acquired in connection with the Second Montana Acquisition, Initial Montana Acquisition and Merger have been valued on a preliminary basis using unobservable (Level 3) inputs at a fair value of $11.1 million, $14.2 million and $80.5 million, respectively (see Note 2, Merger and Acquisitions).

The Company owns various parcels of developed and undeveloped land relating to its casinos in Pahrump, Nevada, as well as parcels of undeveloped land in California held for sale that related to the Company’s previous involvement in a potential Indian casino project with the Jamul Tribe. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of June 30, 2016 and December 31, 2015.

Note 12 – Commitments and Contingencies

Rocky Gap Lease

The Company has an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years.

Under the lease, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the lease) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense (net of surcharge revenue) associated with the lease was approximately $0.1 million for each of the three months ended June 30, 2016 and June 28, 2015, and $0.2 million for each of the six months ended June 30, 2016 and June 28, 2015.

Gold Town Casino Leases

The Company’s Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate, in Pahrump, Nevada. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which the Company’s main casino building is located, which we lease from a competitor), and the Company subleases approximately two of the acres to an unrelated third party. Rental income during the three and six months ended June 30, 2016 was less than $0.1 million related to the sublease of the two acres in Pahrump, Nevada.

Other Leases

The Company leases its branded tavern locations, office headquarters building, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents. The original terms of the current branded tavern location leases range from one to 14 years with various renewal options from one to 15 years. The Company has operating leases with related parties for certain of its tavern locations and its office headquarters building. The lease for the Company’s office headquarters building expires in July 2025. A portion of the office headquarters building is sublet to a related party. Rental income during the three and six months ended June 30, 2016 was less than $0.1 million for the sublet portion of the office headquarters building. See Note 14, Related Party Transactions, for more detail. Gaming device placement contracts in the form of space lease agreements are also accounted for as operating leases. Under space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its gaming devices at business locations, which are recorded in gaming expenses.

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, associated with all operating leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015
	(In thousands)		(In thousands)
Rent expense
Space lease agreements	$10,309	$—	$20,446	$—
Related party leases	703	—	1,405	—
Other operating leases	2,814	111	5,541	223
	$13,826	$111	$27,392	$223

The current and long-term obligations under capital leases are included in “Current portion of long-term debt, net” and “Long-term debt, net,” respectively. The majority of the capital leases relate to vehicles with minimum lease payment terms of three to four years.

As of June 30, 2016, future minimum lease payments, excluding contingent rents, were as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
Minimum lease payments - operating leases
Space lease agreements	$16,486	$25,569	$19,037	$18,417	$3,549	$209	$36	$83,303
Related party leases	1,411	2,604	2,053	2,070	2,105	2,140	8,573	20,956
Other operating leases	4,997	8,723	7,384	6,627	6,457	5,778	48,500	88,466
	$22,894	$36,896	$28,474	$27,114	$12,111	$8,127	$57,109	$192,725

Minimum lease payments - capital leases
Furniture and equipment	$230	$481	$464	$423	$163	$–	$–	$1,761
Less: Amounts representing interest								(106)
Total obligations under capital leases								$1,655

Participation and Revenue Share Agreements

The Company also enters into gaming device placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s gaming devices placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. During the three and six months ended June 30, 2016, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements was $32.7 million and $60.9 million, respectively, including $0.3 million and $0.8 million, respectively, under revenue share and participation agreements with related parties, as described in Note 14, Related Party Transactions. No such amounts were recorded during the three and six months ended June 28, 2015.

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

Note 13 – Segment Information

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

	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2016
Net revenues	$77,765	$24,709	$84	$—	$102,558
Depreciation and amortization expense	(4,597)	(1,916)	(334)	—	(6,847)
Income (loss) from operations	6,335	4,926	(6,210)	—	5,051
Interest expense, net	(40)	(1)	(1,599)	—	(1,640)

Three months ended June 28, 2015
Net revenues	$—	$15,284	$517	$(472)	$15,329
Management fee revenue (expense)	—	(472)	472	—	—
Impairments and other losses	—	—	(351)	—	(351)
Depreciation and amortization expense	—	(870)	(10)	—	(880)
Income (loss) from operations	—	1,675	(1,659)	—	16
Interest expense, net	—	(262)	48	—	(214)

Six months ended June 30, 2016
Net revenues	$146,349	$47,122	$121	$—	$193,592
Depreciation and amortization expense	(8,295)	(3,686)	(658)	—	(12,639)
Income (loss) from operations	12,297	7,921	(11,430)	—	8,788
Interest expense, net	(75)	(1)	(3,021)	—	(3,097)

Six months ended June 28, 2015
Net revenues	$—	$28,005	$907	$(817)	$28,095
Management fee revenue (expense)	—	(817)	817	—	—
Gain on sale of cost method investment	—	—	750	—	750
Impairments and other losses	—	—	(682)	—	(682)
Depreciation and amortization expense	—	(1,721)	(36)	—	(1,757)
Income (loss) from operations	—	1,973	(3,298)	—	(1,325)
Interest expense, net	—	(536)	93	—	(443)

As of June 30, 2016
Total assets (1)	$274,701	$117,643	$36,964	$—	$429,308

As of December 31, 2015
Total assets (1)	$221,596	$112,962	$44,226	$—	$378,784

(1)	Goodwill has been preliminarily recorded to each segment for the Merger and Montana Acquisitions and will be finalized at the conclusion of the applicable measurement period.

Note 14 – Related Party Transactions

As of June 30, 2016, the Company leased its office headquarters building and one tavern location from a company 33% beneficially owned by Blake L. Sartini and 3% beneficially owned by Stephen A. Arcana, and leased four tavern locations from companies owned or controlled by Mr. Sartini or by a trust for the benefit of Mr. Sartini’s immediate family members for which Mr. Sartini serves as trustee. In addition, two tavern locations that the Company leased from related parties were divested by those related parties during the first quarter of 2016. The lease for the Company’s office headquarters building expires on July 31, 2025, and the leases for the tavern locations have remaining terms ranging from one to 15 years. Rent expense during the three and six months ended June 30, 2016 was $0.3 million and $0.6 million, respectively, for the office headquarters building and $0.4 million and $0.8 million, respectively, in the aggregate for such tavern locations. Additionally, a portion of the office headquarters building is sublet to a company owned or controlled by Mr. Sartini. Rental income during the three and six months ended June 30, 2016 for the sublet portion of the office headquarters building was less than $0.1 million. No amounts were owed to the Company or due and payable by the Company as of June 30, 2016 under the leases of such tavern locations or the lease of the office headquarters building. Less than $0.1 million was owed to the Company under the sublease of the office headquarters building. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.  All of these related party lease agreements were in place prior to the consummation of the Merger.

From time to time, the Company’s executive officers and employees use a private aircraft owned by Sartini Enterprises, Inc., a company controlled by Mr. Sartini, for Company business. In April 2016, the Audit Committee of the Board of Directors approved the Company’s entering into an aircraft timesharing agreement between the Company and Sartini Enterprises, Inc. pursuant to which the Company will reimburse Sartini Enterprises, Inc. direct costs and expenses incurred for travel on the private aircraft by Company employees while on Company business. The aircraft timesharing agreement specifies the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. During the three months ended June 30, 2016, the Company paid less than $0.1 million, and as of June 30, 2016 the Company owed less than $0.1 million, under the aircraft timesharing agreement.

Mr. Sartini’s son, Blake L. Sartini, II (“Mr. Sartini II”), joined the Company as Senior Vice President of Distributed Gaming in connection with the Merger. Mr. Sartini II has an employment agreement that was approved by both the Audit Committee and Compensation Committee of the Board of Directors and provides for an annual base salary of $275,000, of which approximately $140,000 was earned during the six months ended June 30, 2016. Additionally, Mr. Sartini II is eligible for a target annual bonus equal to 35% of his base salary, and received a discretionary bonus of $30,000 during the first quarter of 2016 attributable to his performance in 2015. Mr. Sartini II also participates in the Company's equity award and benefit programs.

Three of the distributed gaming locations at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, who serves as Executive Vice President and Chief Financial Officer of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.4 million and $0.3 million, respectively, during the three months ended June 30, 2016, and $0.9 million and $0.8 million, respectively, during the six months ended June 30, 2016. The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices. Less than $0.1 million was owed to the Company and no amounts were due and payable by the Company related to these arrangements as of June 30, 2016. All of the agreements were in place prior to the consummation of the Merger.

Additionally, a fourth distributed gaming location at which the Company’s gaming devices are located was owned in part by Terrence L. Wright, who serves on the Board of Directors of the Company, who divested his interest in such distributed gaming location in March 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were $0.1 million during the six months ended June 30, 2016. This agreement was in place prior to the consummation of the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”).

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

During the third quarter of 2015, we redefined our reportable segments to reflect the change in our business following the Merger. As a result of the Merger, we now conduct our business through two reportable operating segments: Distributed Gaming and Casinos. Prior to the Merger, we conducted our business through the following two segments: Rocky Gap and Other. Prior period information has been recast to reflect the new segment structure and present comparative year-over-year results. See Note 13, Segment Information, in the accompanying unaudited consolidated financial statements for financial information regarding our segments.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of June 30, 2016, our distributed gaming operations comprised approximately 10,400 gaming devices in approximately 980 locations.

On January 29, 2016, we completed the acquisition of approximately 1,100 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). Additionally, on April 22, 2016, we completed the acquisition of approximately 1,800 gaming devices from a second distributed gaming operator in Montana, as well as amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition” and, together with the Initial Montana Acquisition, the “Montana Acquisitions”); see Note 2, Merger and Acquisitions, in the accompanying unaudited consolidated financial statements for information regarding the Montana Acquisitions.

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

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages and typically include 15 onsite gaming devices. As of June 30, 2016, we operated 51 taverns, which offered a total of 809 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to locals seeking to avoid the congestion of the Las Vegas Strip. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Brewing Company, Sierra Gold and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos, as well as other establishments licensed to sell liquor for on-premises consumption.

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

We acquired Rocky Gap in August 2012, and converted the then-existing convention center into a gaming facility which opened to the public in May 2013. Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of June 30, 2016, Rocky Gap offered 634 gaming devices, 18 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center that opened in the fourth quarter of 2013.

As of June 30, 2016, our Pahrump Nugget casino offered 467 gaming devices, as well as 11 table games (which include three live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget also features Pahrump’s only AAA Three Diamond Award® winning hotel with approximately 70 hotel rooms. As of June 30, 2016, our Gold Town Casino offered 271 gaming devices and a 125-seat bingo facility, and our Lakeside Casino & RV Park offered 194 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 and June 28, 2015.

	Three Months Ended		Six Months Ended		Increase (Decrease) From Prior Year
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015	Three Months Ended	Six Months Ended
	(In thousands)
Net Revenues
Distributed Gaming	$77,765	$—	$146,349	$—	$77,765	$146,349
Casinos	24,709	15,284	47,122	28,005	9,425	19,117
Corporate and Other	84	45	121	90	39	31
	102,558	15,329	193,592	28,095	87,229	165,497

Operating Expenses
Distributed Gaming	60,375	—	113,078	—	60,375	113,078
Casinos	13,083	8,543	25,017	16,057	4,540	8,960
Corporate and Other	27	—	47	—	27	47
	73,485	8,543	138,142	16,057	64,942	122,085
Selling, general and administrative	16,222	5,105	32,456	10,407	11,117	22,049
Merger expenses	434	434	475	1,267	—	(792)
Gain on sale of cost method investment	—	—	—	(750)	—	750
Preopening expenses	519	—	1,092	—	519	1,092
Impairments and other losses	—	351	—	682	(351)	(682)
Depreciation and amortization	6,847	880	12,639	1,757	5,967	10,882
Total expenses	97,507	15,313	184,804	29,420	82,194	155,384
Income (loss) from operations	5,051	16	8,788	(1,325)	5,035	10,113
Non-operating expense, net	(1,640)	(178)	(3,079)	(407)	(1,462)	(2,672)
Income tax provision	(611)	(17)	(670)	(172)	(594)	(498)
Net income (loss)	$2,800	$(179)	$5,039	$(1,904)	$2,979	$6,943

Three Months Ended June 30, 2016 Compared to Three Months Ended June 28, 2015

Net Revenues

The increase in net revenues resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of net revenues related to Sartini Gaming’s distributed gaming and casino businesses during the current year period.  Net revenues related to our Distributed Gaming segment for the current year period also included net revenues from the operations of the distributed gaming businesses acquired in the Initial Montana Acquisition for the entire quarter and in the Second Montana Acquisition from April 23, 2016.

The increase in net revenues related to our Casinos segment resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $8.7 million of net revenues related to Sartini Gaming’s casino business during the current year period. The increase also reflected an increase of approximately $0.7 million in net revenues related to our Rocky Gap casino compared to the prior year period.

Operating Expenses

The increase in operating expenses resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of operating expenses related to Sartini Gaming’s distributed gaming and casino businesses during the current year period. Included in operating expenses for the three months ended June 30, 2016 were $50.0 million and $4.2 million, respectively, related to Sartini Gaming’s distributed gaming and casino businesses. Operating expenses comprise gaming, food and beverage, rooms and other operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased due primarily to the completion of the Merger on July 31, 2015, which resulted in the inclusion of SG&A expenses related to Sartini Gaming’s distributed gaming and casino businesses during the current year period.

For the three months ended June 30, 2016, SG&A expenses included payroll and related expenses of $6.0 million (including share-based compensation expense), marketing and advertising expenses of $0.3 million, building and rent expense of $5.2 million and professional fees of $1.3 million. For the three months ended June 28, 2015, SG&A expenses included payroll and related expenses of $2.8 million (including share-based compensation expense), marketing and advertising expenses of $0.6 million, building and rent expense of $0.7 million and professional fees of $0.5 million. For the three months ended June 30, 2016, corporate-level SG&A was $5.5 million compared to $1.9 million in the prior year period.

Within our Distributed Gaming segment, SG&A expenses were $6.0 million for the three months ended June 30, 2016. There were no SG&A expenses related to our Distributed Gaming segment during the prior year period.

Within our Casinos segment, SG&A expenses were $4.8 million for the three months ended June 30, 2016 compared to $4.2 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $1.5 million of SG&A expenses related to Sartini Gaming’s casino business during the current year period, partially offset by reductions of $0.9 million related to our Rocky Gap casino.

Merger and Preopening Expenses

We incurred approximately $0.4 million in transaction-related costs associated with the Merger and our obligations under the Sartini Gaming merger agreement for each of the three months ended June 30, 2016 and June 28, 2015. Merger expenses consisted primarily of financial advisor, legal, accounting and consulting costs.

We incurred approximately $0.5 million in preopening expenses primarily associated with the opening of new taverns and our Second Montana Acquisition during the three months ended June 30, 2016. No preopening expenses were recorded during the three months ended June 28, 2015.

Depreciation and Amortization

Depreciation and amortization was $6.8 million for the three months ended June 30, 2016 compared to $0.9 million for the prior year period. The increase in depreciation and amortization in the three months ended June 30, 2016 compared to the prior year period was due primarily to depreciation of the assets acquired pursuant to the Merger, as well as assets acquired in the Montana Acquisitions. Amortization of intangibles was $2.0 million for the three months ended June 30, 2016, which primarily related to intangible assets acquired in the Merger and the Montana Acquisitions, compared to less than $0.1 million for the prior year period.

Non-Operating Expense, Net

Non-operating expense, net was $1.6 million for the three months ended June 30, 2016 compared to $0.2 million for the prior year period. The increase related primarily to interest expense incurred under the Credit Agreement that we entered into on July 31, 2015.

Income Taxes

Income tax expense for the three months ended June 30, 2016 was $0.6 million, attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill. Income tax expense was less than $0.1 million for the three months ended June 28, 2015, which was related to alternative minimum tax. Our effective tax rate was 17.9% for the three months ended June 30, 2016, which differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets. Our effective tax rate for the three months ended June 28, 2015 was (10.5)%, which differed from the federal tax rate of

35% due primarily to the alternative minimum tax and, to a lesser extent, permanent differences and the limitation of the income tax benefit due to the uncertainty of its future realization.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 28, 2015

Net Revenues

The increase in net revenues resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of net revenues related to Sartini Gaming’s distributed gaming and casino businesses for the six months ended June 30, 2016.

Net revenues related to our Distributed Gaming segment were $146.3 million for the six months ended June 30, 2016, the majority of which related to Sartini Gaming’s distributed gaming business acquired through the Merger. Net revenues related to our Distributed Gaming segment for the current year period also included net revenues from the operations of the distributed gaming businesses acquired in the Initial Montana Acquisition from January 30, 2016 and in the Second Montana Acquisition from April 23, 2016.

The increase in net revenues related to our Casinos segment resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $17.4 million of net revenues related to Sartini Gaming’s casino business for the six months ended June 30, 2016. The increase also reflected an increase of approximately $1.7 million in net revenues related to our Rocky Gap casino compared to the prior year period.

Operating Expenses

The increase in operating expenses resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of operating expenses related to Sartini Gaming’s distributed gaming and casino businesses for the six months ended June 30, 2016. Included in operating expenses for the six months ended June 30, 2016 were $99.9 million and $8.4 million, respectively, related to Sartini Gaming’s distributed gaming and casino businesses.

Selling, General and Administrative Expenses

SG&A expenses increased due primarily to the completion of the Merger on July 31, 2015, which resulted in the inclusion of SG&A expenses related to Sartini Gaming’s distributed gaming and casino businesses for the six months ended June 30, 2016.

For the six months ended June 30, 2016, SG&A expenses included payroll and related expenses of $11.9 million (including share-based compensation expense), marketing and advertising expenses of $1.5 million, building and rent expense of $10.1 million and professional fees of $2.5 million. For the six months ended June 28, 2015, SG&A expenses included payroll and related expenses of $5.7 million (including share-based compensation expense), marketing and advertising expenses of $1.2 million, building and rent expense of $1.2 million and professional fees of $1.1 million. For the six months ended June 30, 2016, corporate-level SG&A was $10.3 million compared to $4.2 million in the prior year period.

Within our Distributed Gaming segment, SG&A expenses were $11.7 million for the six months ended June 30, 2016. There were no SG&A expenses related to our Distributed Gaming segment during the prior year period.

Within our Casinos segment, SG&A expenses were $10.5 million for the six months ended June 30, 2016 compared to $8.3 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $3.7 million of SG&A expenses related to Sartini Gaming’s casino business for the six months ended June 30, 2016, partially offset by reductions of $1.5 million related to our Rocky Gap casino.

Merger and Preopening Expenses

We incurred approximately $0.5 million in transaction-related costs associated with the Merger and our obligations under the Sartini Gaming merger agreement during the six months ended June 30, 2016, compared to $1.3 million during the prior year period. Merger expenses consisted primarily of financial advisor, legal, accounting and consulting costs.

We incurred approximately $1.1 million in preopening expenses associated with the opening of new taverns and our Montana Acquisitions during the six months ended June 30, 2016. No preopening expenses were recorded during the six months ended June 28, 2015.

Gain on Sale of Cost Method Investment

In January 2015, we sold our 10% ownership interest in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for approximately $0.8 million. We had previously determined the fair value of our Rock Ohio Ventures investment to be zero. As a result of the sale of our interest in Rock Ohio Ventures, we recognized a gain on sale of cost method investment of approximately $0.8 million during the six months ended June 28, 2015.

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

Depreciation and Amortization

Depreciation and amortization was $12.6 million for the six months ended June 30, 2016 compared to $1.8 million for the prior year period. The increase in depreciation and amortization was due primarily to depreciation of the assets acquired pursuant to the Merger, as well as assets acquired in the Montana Acquisitions. Amortization of intangibles was $3.4 million for the six months ended June 30, 2016, which primarily related to intangible assets acquired in the Merger and the Montana Acquisitions, compared to $0.1 million for the prior year period.

Non-Operating Expense, Net

Non-operating expense, net was $3.1 million for the six months ended June 30, 2016 compared to $0.4 million for the prior year period. The increase related primarily to interest expense incurred under the Credit Agreement that we entered into on July 31, 2015.

Income Taxes

Income tax expense for the six months ended June 30, 2016 was less than $0.7 million, attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill. Income tax expense was $0.2 million for the six months ended June 28, 2015, which was related to alternative minimum tax. Our effective tax rate was 11.7% for the six months ended June 30, 2016, which differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets. Our effective tax rate for the six months ended June 28, 2015 was (9.9)%, which differed from the federal tax rate of 35% due primarily to the alternative minimum tax and, to a lesser extent, permanent differences and the limitation of the income tax benefit due to the uncertainty of its future realization.

As of June 30, 2016, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets were not currently expected to be realized, and that therefore the valuation allowance against the deferred tax assets continued to be appropriate as of June 30, 2016.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 28, 2015	June 30, 2016	June 28, 2015
	(Unaudited, in thousands)
Adjusted EBITDA	$13,301	$1,741	$23,849	$1,750
Impairments and other losses	—	(351)	—	(682)
Gain on sale of cost method investment	—	—	—	750
Share-based compensation	(450)	(60)	(855)	(119)
Merger expenses	(434)	(434)	(475)	(1,267)
Preopening expenses	(519)	—	(1,092)	—
Depreciation and amortization	(6,847)	(880)	(12,639)	(1,757)
Income (loss) from operations	5,051	16	8,788	(1,325)
Non-operating income (expense)
Interest expense, net	(1,640)	(214)	(3,097)	(443)
Other, net	—	36	18	36
Total non-operating expense, net	(1,640)	(178)	(3,079)	(407)

Income (loss) before income tax provision	3,411	(162)	5,709	(1,732)
Income tax provision	(611)	(17)	(670)	(172)
Net income (loss)	$2,800	$(179)	$5,039	$(1,904)

Liquidity and Capital Resources

As of June 30, 2016, we had $61.7 million in cash and cash equivalents, which included approximately $23.5 million in net proceeds related to the sale of the subordinated promissory note from the Jamul Indian Village (“Jamul Tribe”). On June 17, 2016, our Board of Directors approved and declared a special dividend of these net proceeds to eligible shareholders of record on the close of business on June 30, 2016 of cash in the aggregate amount of approximately $23.5 million, which was paid on July 14, 2016. We currently believe that our cash and cash equivalents, cash flows from operations and availability under our $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our working capital requirements during the next 12 months. To further enhance our liquidity position or to finance acquisitions or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Distributed Gaming and Casinos segments to be adversely affected.

In June 2016, we filed a universal shelf registration statement with the SEC for the future sale of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the applicable offering.

Credit Agreement

On July 31, 2015, we entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The Credit Agreement was amended on March 25, 2016 to, among other matters, increase the size of the Revolving Credit Facility from $40.0 million to $50.0 million and to provide for the borrowing of an additional $40.0 million in aggregate principal amount of incremental senior secured term loans under the Credit Agreement (the “Incremental Term Loans”). As of June 30, 2016, the facilities under the Credit Agreement consisted of $160.0 million in senior secured term loans (the “Term Loans,” which include the Incremental Term Loans) and a $50.0 million Revolving Credit Facility (together with the Term Loans, the “Facilities”). As of June 30, 2016, we had $155.0 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Credit Agreement bear interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on our leverage ratio. As of

June 30, 2016, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 2.96%.

Outstanding borrowings under the Term Loans must be repaid in two quarterly payments of $1.5 million each (which commenced on December 31, 2015), followed by two quarterly payments of $2.0 million each (which commenced on June 30, 2016), followed by eight quarterly payments of $3.0 million each (commencing December 31, 2016), followed by four quarterly payments of $4.0 million each (commencing December 31, 2018), followed by three quarterly payments of $6.0 million each (commencing December 31, 2019), followed by a final installment of $95.0 million at maturity on July 31, 2020. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on our leverage ratio.

The Credit Agreement is guaranteed by all of our present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

Under the Credit Agreement, we and our subsidiaries are subject to certain limitations, including limitations on our ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the Facilities under certain circumstances if we or any of our subsidiaries sell assets or property, issue debt or receive certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of our equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of our Board of Directors that is not approved by the Board. If we default under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Agreement as of June 30, 2016.

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

Application of the Acquisition Method of Accounting

On July 31, 2015, we acquired Sartini Gaming through the Merger. Additionally, in January 2016 we completed the Initial Montana Acquisition and in April 2016 we completed the Second Montana Acquisition. We have applied the acquisition method of accounting to these business combinations, which requires the following:

•	Identifying the acquirer,
•	Determining the acquisition date,
•	Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
•	Recognizing and measuring goodwill or a gain from a bargain purchase.

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

The application of the acquisition method of accounting guidance for the Merger had the following effects on our consolidated financial statements:

•

We measured the fair value of identifiable assets and liabilities in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired and goodwill of $301.6 million and the fair value of the liabilities assumed of $224.1 million in our consolidated balance sheet as of August 1, 2015.

•

We have reported the operating results of Sartini Gaming in our consolidated statements of operations for the three and six months ended June 30, 2016, and cash flows for the six months ended June 30, 2016. During three and six months ended June 30, 2016, we recorded $73.5 million and $146.8 million in net revenues, respectively, and $7.4 million and $14.5 million in net income, respectively, from the operations of Sartini Gaming’s distributed gaming and casino businesses.

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

•

We have reported the operating results of the distributed gaming businesses acquired in the Initial Montana Acquisition in our consolidated statements of operations and cash flows for the period from January 30, 2016 through June 30, 2016.

The application of the acquisition method of accounting guidance for the Second Montana Acquisition had the following effects on our consolidated financial statements:

•

We measured the fair value of identifiable assets in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired and goodwill of $25.7 million in our consolidated balance sheet as of June 30, 2016.

•

We have reported the operating results of the distributed gaming business acquired in the Second Montana Acquisition in our consolidated statements of operations and cash flows for the period from April 23, 2016 through June 30, 2016.

Long-Lived Assets

Our long-lived assets were carried at $135.4 million as of June 30, 2016, or 31.5% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Goodwill and Other Indefinite-Lived Intangible Assets

As of June 30, 2016, based on preliminary estimates, we had $104.7 million in goodwill and $102.5 million in other intangible assets, net, representing approximately 24.4% and 23.9% of total assets, respectively, resulting primarily from the Merger and the Montana Acquisitions. We expect to finalize the respective purchase price allocations related to the Merger and Montana Acquisitions by no later than one year from the date of the relevant acquisition. As a result, the allocation of values to the acquired assets, as well as goodwill, could change significantly during the applicable measurement period.

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

Commitments and Contractual Obligations

Significant changes in the first six months of 2016 to the contractual commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015 included: (i) increased scheduled principal repayments and interest related to the additional $40.0 million principal amount of Incremental Term Loans under the amendment to our Facilities; see Note 5, Debt, in the accompanying unaudited consolidated financial statements for additional information regarding our Facilities; and (ii) contingent consideration of up to a total of $2.0 million to be paid in cash in four quarterly payments beginning in September 2017, subject to certain potential adjustments, that we are required to pay to the sellers in connection with the Initial Montana Acquisition; see Note 2, Merger and Acquisitions, in the accompanying unaudited consolidated financial statements for additional information regarding the Initial Montana Acquisition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, our investment portfolio included $61.7 million in cash and cash equivalents. As of June 30, 2016, we did not hold any short-term investments.

As of June 30, 2016, we had $180.0 million in principal amount of outstanding borrowings under the Credit Agreement, which bear interest at a variable rate. Our primary interest rate under the Credit Agreement is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of June 30, 2016, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 2.96%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred by $0.9 million over a twelve-month period.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.

On July 31, 2015, the acquisition of Sartini Gaming through the Merger was completed, on January 29, 2016, the Initial Montana Acquisition was completed, and on April 22, 2016, the Second Montana Acquisition was completed. We excluded Sartini Gaming from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, and we may exclude the distributed gaming businesses acquired in the Montana Acquisitions from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016. Accordingly, pursuant to the SEC's general guidance that an assessment of an acquired business’ internal control over financial reporting may be omitted from the scope of an assessment for one year following the acquisition, the scope of our evaluation of the effectiveness of our disclosure controls and procedures does not include Sartini Gaming or the distributed gaming businesses acquired in the Montana Acquisitions.

On July 31, 2015, the acquisition of Sartini Gaming through the Merger was completed. Management has begun the evaluation of the internal control structure of Sartini Gaming. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded Sartini Gaming from our evaluation of our disclosure controls and procedures as of June 30, 2016. During the three months ended June 30, 2016, Sartini Gaming’s distributed gaming and casino businesses accounted for approximately 63.2% and 8.5% of our total net revenues, respectively. During the six months ended June 30, 2016, Sartini Gaming’s distributed gaming and casino businesses accounted for approximately 66.8% and 9.0% of our total net revenues, respectively. Total assets related to Sartini Gaming’s distributed gaming and casino businesses were approximately 52.0% and 18.7% of our total assets, respectively, as of June 30, 2016, which consisted primarily of property and equipment and intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remained open as of June 30, 2016.

On January 29, 2016, the Initial Montana Acquisition was completed. On April 22, 2016, the Second Montana Acquisition was completed. Management has begun the evaluation of the internal control structures of the distributed gaming businesses acquired in the Montana Acquisitions. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded the distributed gaming businesses acquired in the Montana Acquisitions from our evaluation of our disclosure controls and procedures as of June 30, 2016. We have reported the operating results of such acquired distributed gaming businesses in our consolidated statements of operations and cash flows from the respective acquisition dates through June 30, 2016. Total assets acquired in the Montana Acquisitions were approximately 11.9% of our total assets as of June 30, 2016, which consisted primarily of intangible assets, including goodwill, recorded on a preliminary basis as the measurement periods for the business combinations remained open as of June 30, 2016.  Net revenues from the Montana Acquisitions comprised approximately 12.6% and 8.7% of our consolidated net revenues for the three and six months ended June 30, 2016, respectively.

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

•

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

•	General Information Technology Controls. Sartini Gaming’s general information technology (“IT”) controls are insufficient in certain areas of IT operations, networks, systems and applications.

We will include Sartini Gaming in our evaluation of internal control over financial reporting as of December 31, 2016. This assessment will include further understanding and remediation of the material weaknesses described above and management's assessment of Sartini Gaming’s internal control over financial reporting. We are in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. During the three months ended June 30, 2016, we have taken the following actions to remediate the material weaknesses described above:

•

We have developed a plan for remediation of the material weaknesses described above and retained consulting firms to assist us in addressing IT controls and designing improved processes for account reconciliations and related journal entries.

•

We have implemented stronger procedures and analyses surrounding our account reconciliations and related journal entries, which are designed to detect any material errors in the completeness and accuracy of the underlying data.

•	We have hired additional accounting personnel with relevant skills, training and experience.

•	We have conducted further training of our accounting and finance personnel with respect to our significant accounting policies and procedures.

We believe that the actions described above will remediate the material weaknesses that were identified and strengthen our internal control over financial reporting.

During the quarter ended June 30, 2016, except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we acquired Sartini Gaming on July 31, 2015, completed the Initial Montana Acquisition on January 29, 2016 and completed the Second Montana Acquisition on April 22, 2016, and management excluded Sartini Gaming from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Merger- and acquisition-related integration and other remediation activities may lead us to modify certain internal controls in future periods.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015, as so updated. The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, future results or prospects.

ITEM 6.  EXHIBITS

Exhibits	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

Dated: August 8, 2016