Form 10-Q
period 2016-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2016-11-08
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 3, 2016, there were 22,229,646 shares of Common Stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$39,963	$69,177
Accounts receivable, net of allowance for doubtful accounts of $0.6 million and $0.4 million, respectively	4,519	3,033
Income taxes receivable	2,353	2,078
Prepaid expenses	8,972	6,803
Inventories	2,583	2,439
Other	951	1,074
Total current assets	59,341	84,604

Property and equipment, net	136,419	114,309

Other assets
Goodwill	105,655	96,288
Customer relationships, net	72,530	57,456
Other intangible assets, net	28,014	23,368
Other	6,369	2,759
Total other assets	212,568	179,871
Total assets	$408,328	$378,784

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net	$14,545	$8,552
Accounts payable	10,795	8,237
Accrued taxes, other than income taxes	894	831
Accrued payroll and related	3,435	3,494
Deposits	272	128
Other accrued expenses	3,729	3,476
Total current liabilities	33,670	24,718

Long-term debt, net	167,019	137,546
Deferred taxes	5,136	4,471
Other long-term obligations	4,419	1,564
Total liabilities	210,244	168,299
Commitments and contingencies (Note 12)

Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 22,229 and 21,868 common shares issued and outstanding, respectively	222	353
Additional paid-in capital	288,775	283,857
Accumulated deficit	(90,913)	(73,725)
Total shareholders' equity	198,084	210,485
Total liabilities and shareholders' equity	$408,328	$378,784

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Gaming	$89,157	$52,336	$255,966	$74,746
Food and beverage	14,404	9,230	41,846	12,320
Rooms	2,349	2,141	5,849	5,010
Other operating	3,298	1,873	8,589	3,061
Gross revenues	109,208	65,580	312,250	95,137
Less: Promotional allowances	(4,982)	(3,068)	(14,432)	(4,530)
Net revenues	104,226	62,512	297,818	90,607

Expenses
Gaming	65,261	35,661	184,293	48,284
Food and beverage	8,646	6,824	25,245	9,143
Rooms	355	270	920	643
Other operating	1,247	813	3,193	1,555
Selling, general and administrative	17,816	12,134	50,272	22,542
Merger expenses	139	9,325	614	10,591
(Gain) loss on disposal of property and equipment	(344)	8	(344)	6
Gain on sale of cost method investment	—	—	—	(750)
Impairments and other losses	—	—	—	682
Preopening expenses	801	129	1,893	129
Depreciation and amortization	7,223	5,100	19,862	6,859
Total expenses	101,144	70,264	285,948	99,684
Income (loss) from operations	3,082	(7,752)	11,870	(9,077)

Non-operating income (expense)
Interest expense, net	(1,689)	(980)	(4,786)	(1,423)
Loss on extinguishment of debt	—	(1,174)	—	(1,174)
Other, net	—	50	18	86
Total non-operating expense, net	(1,689)	(2,104)	(4,768)	(2,511)
Income (loss) before income tax benefit (provision)	1,393	(9,856)	7,102	(11,588)
Income tax benefit (provision)	(91)	12,874	(761)	12,702
Net income	1,302	3,018	6,341	1,114
Other comprehensive income	—	20	—	22
Comprehensive income	$1,302	$3,038	$6,341	$1,136

Weighted-average common shares outstanding
Basic	22,221	18,821	22,103	15,240
Dilutive impact of stock options	564	241	319	213
Diluted	22,785	19,062	22,422	15,453
Net income per share
Basic	$0.06	$0.16	$0.29	$0.07
Diluted	$0.06	$0.16	$0.28	$0.07

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net income	$6,341	$1,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,862	6,859
Amortization of debt issuance costs and accretion of debt discount	538	363
Accretion and amortization of discounts and premiums on short-term investments	—	240
Share-based compensation	2,509	410
(Gain) loss on disposal of property and equipment	(344)	6
Loss on extinguishment of debt	—	1,174
Impairments and other losses	—	357
Deferred income taxes	776	(12,728)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(973)	1,194
Prepaid expenses	(2,916)	1,272
Income taxes receivable	—	(144)
Other current assets	(90)	231
Deposits	—	150
Accrued taxes, other than income taxes	(212)	(180)
Accounts payable and other accrued expenses	2,602	(1,076)
Other	(289)	—
Net cash provided by (used in) operating activities	27,804	(758)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(41,273)	25,539
Purchase of property and equipment	(24,208)	(2,882)
Purchase of short-term investments	—	(25,137)
Proceeds from maturities of short-term investments	—	71,357
Proceeds from disposal of property and equipment	400	4,409
Issuance of notes receivable	(107)	—
Other	(2,083)	(1,399)
Net cash provided by (used in) investing activities	(67,271)	71,887
Cash flows from financing activities
Repayments of Term Loans	(5,500)	(202,546)
Proceeds from Term Loans	40,000	145,336
Repayments of notes payable	(1,539)	—
Dividends paid	(23,529)	—
Proceeds from issuance of common stock	1,778	35
Payments for debt issuance costs	(500)	(2,723)
Principal payments under capital leases	(457)	—
Warrant repurchase	—	(3,435)
Other	—	(56)
Net cash provided by (used in) financing activities	10,253	(63,389)
Cash and cash equivalents
Net increase (decrease) for the period	(29,214)	7,740
Balance, beginning of period	69,177	35,416
Balance, end of period	$39,963	$43,156
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$4,248	$1,160
Non-cash investing and financing activities
Notes payable issued for property and equipment	$345	$—
Equipment acquired under capital lease obligations	2,597	—
Common stock issued in connection with acquisition	500	75,304

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

The Company conducts its business through two reportable operating segments: Distributed Gaming and Casinos. The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment consists of the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”) and three casinos in Pahrump, Nevada: Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park.

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

On October 28, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year from a 52- or 53-week fiscal year ending on the Sunday closest to December 31 of each year to a calendar year ending on December 31, effective as of the beginning of the third quarter of 2015. As a result of this change, the Company’s fiscal quarters for 2015 ended on March 29, 2015, June 28, 2015, September 30, 2015 and December 31, 2015. From and after January 1, 2016, the Company’s fiscal quarters end on March 31, June 30, September 30 and December 31.

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

Note 2 – Merger and Acquisitions

Montana Acquisitions

On January 29, 2016, the Company completed the Initial Montana Acquisition, which involved the acquisition of approximately 1,100 gaming devices, as well as certain other non-gaming assets and the right to operate within certain locations, from C. Lohman Games, Inc., Rocky Mountain Gaming, Inc. and Brandy’s Shoreliner Restaurant, Inc., for total consideration of $20.1 million, including the issuance of $0.5 million of the Company’s common stock (comprising 50,252 shares at fair value at issuance of $9.95 per share). In connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments. See Note 11, Financial Instruments and Fair Value Measurements, for further discussion regarding the estimated fair value of the contingent consideration. The preliminary allocation of the $20.1 million purchase price to the assets acquired as of January 29, 2016 includes $1.7 million of cash, $2.4 million of property and equipment, $14.2 million of intangible assets and $1.9 million of goodwill. The preliminary amounts assigned to intangible assets include customer relationships of $9.8 million with an economic life of 15 years, non-compete agreements of $3.9 million with an economic life of five years and trade names of $0.5 million with an economic life of four years.

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

The Company reports the results of operations from each of the Montana Acquisitions, subsequent to their respective closing date, within its Distributed Gaming segment. For the three and nine months ended September 30, 2016, net revenues from the Montana Acquisitions totaled $15.1 million and $32.0 million, respectively. For the three months ended September 30, 2016, there were no transaction-related costs for the Montana Acquisitions. For the nine months ended September 30, 2016, transaction-related costs for the Montana Acquisitions totaled $0.2 million and were included in preopening expenses. The Company may incur additional transaction-related costs related to the Montana Acquisitions in future periods. Pro forma information is not being presented as there is no practicable method to calculate pro forma earnings given that the Montana Acquisitions were asset purchases that represented only a component of the businesses of the sellers. As a result, historical financial information obtained would have required significant estimates.

Merger with Sartini Gaming, Inc.

On July 31, 2015, the Company acquired Sartini Gaming through the consummation of the Merger. At the effective time of the Merger, all issued and outstanding shares of capital stock of Sartini Gaming were canceled and converted into the right to receive shares of the Company’s common stock. At the closing of the Merger, the Company issued 7,772,736 shares of its common stock to The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), as sole shareholder of Sartini Gaming in accordance with the agreement and plan of merger (the “Merger Agreement”). In addition, at the closing of the Merger, the Company issued 457,172 shares of its common stock to holders of warrants issued by a subsidiary of Sartini Gaming that elected to receive shares of the Company’s common stock in exchange for their warrants. The total number of shares of the Company’s common stock issued in connection with the Merger was subject to adjustment pursuant to the post-closing adjustment provisions of the Merger Agreement. In connection with such post-closing adjustment, the Company issued an additional 223,657 shares of its common stock to the Sartini Trust. As a result, the value of the purchase consideration following such adjustment was $77.4 million. This amount is the product of the 8,453,565 shares of the Company’s common stock issued in the aggregate in connection with the Merger and the closing price of $9.15 per share of the Company's common stock on July 31, 2015. In August 2016, the 777,274 shares previously held in escrow as security in the event of any claims for indemnifiable losses in accordance with the Merger Agreement were released to the Sartini Trust in accordance with the terms of the escrow agreement.

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

Merger Accounting. The Merger has been accounted for under the purchase method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations. Under the purchase method, the total purchase price, or consideration transferred, was measured at the Merger closing date. The purchase price of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair values was recorded as goodwill. The goodwill recognized in the Merger was primarily attributable to potential expansion and future development of, and anticipated synergies from, the tavern brands and the acquired distributed gaming and casino businesses, while enhancing the Company’s existing brand and casino portfolio. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company allocated the goodwill to each reporting unit at the conclusion of the measurement period.

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

The measurement period for the Merger ended on July 31, 2016. In addition to the issuance of the additional shares pursuant to the post-closing adjustment calculation mentioned above, during the measurement period, the Company:

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
•

recorded an adjustment to increase goodwill by $0.3 million, decreasing player relationships at the Company’s Gold Town Casino by the same amount, due to an increase in the discount rate used in the valuation upon further review. This adjustment triggered a reversal of $0.1 million of the previously recorded deferred tax liability, with a corresponding decrease to goodwill by the same amount; and

•

identified $0.9 million worth of equipment that was disposed of prior to the Merger but recorded in the opening balance. As such, the Company recorded an increase to goodwill for the amount of equipment written off.

Allocation. The final allocation of the $77.4 million purchase price to the assets acquired and liabilities assumed as of July 31, 2015 was as follows (in thousands):

Amount
Cash	$25,539
Other current assets	14,830
Property and equipment	83,173
Intangible assets	80,460
Goodwill	97,462
Current liabilities	(13,245)
Warrant liability	(3,435)
Debt	(190,587)
Deferred tax liability	(14,576)
Other long-term liabilities	(2,217)
Total purchase price	$77,404

The amounts assigned to property and equipment by category are summarized in the table below (in thousands):

	Remaining Useful Life (Years)	Amount Assigned
Land	Not applicable	$12,470
Land improvements	5-14	4,030
Building and improvements	19-25	21,310
Leasehold improvements	1-28	20,793
Furniture, fixtures and equipment	1-11	21,935
Construction in process	Not applicable	2,635
Total property and equipment		$83,173

The amounts assigned to intangible assets by category are summarized in the table below (in thousands):

	Remaining Useful Life (Years)	Amount Assigned
Trade names	Indefinite	$12,200
Player relationships	8-14	7,300
Customer relationships	13-16	59,200
Gaming licenses	Indefinite	960
Other intangible assets	2-10	800
Total intangible assets		$80,460

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

Customer relationships relate to relationships with the Company’s third party distributed gaming customers that have been developed over many years and are expected to lead to recurring revenue streams, as well as new revenue opportunities arising from the Company’s reputation. The economic life of the customer relationships was determined to be 13 to 16 years, depending on the customer, and was based on the estimated present value of cash flows attributable to the asset.

The Nevada casinos maintain gaming licenses that allow them to operate in their current capacity. The Nevada gaming licenses have an indefinite life.

Other intangible assets acquired include internally developed software and non-compete agreements. The software is utilized for accounting and marketing purposes and is integrated into the Company’s gaming devices in its distributed gaming operations. The economic life of this software was determined to be 10 years based on the expected future utilization of the software in its current form. In conjunction with the Merger Agreement, key employees executed non-competition agreements. The economic life of these non-compete agreements was determined to be two years based on the contractual term of the agreements.

Estimated future amortization expense related to the finite-lived intangible assets acquired in the Merger is as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Estimated amortization expense	$1,257	$4,965	$4,877	$4,877	$4,877	$4,877	$35,705

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

Selected Financial Information Related to the Acquiree. The consolidated financial position of Sartini Gaming is included in the Company’s consolidated balance sheets as of September 30, 2016 and December 31, 2015 and Sartini Gaming’s consolidated results of operations for the three and nine months ended September 30, 2016 are included in the Company’s consolidated statements of operations and cash flows for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, the Company recorded net revenues of $71.0 million and $217.8 million, respectively, and net income of $4.8 million and $19.3 million, respectively, from the operations of Sartini Gaming’s distributed gaming and casino businesses. Total assets related to Sartini Gaming’s distributed gaming and casino businesses were approximately $235.5 million and $70.7 million, respectively, as of September 30, 2016, which consisted primarily of property and equipment and intangible assets, including goodwill.

Unaudited Pro Forma Combined Financial Information. The following unaudited pro forma combined financial information is presented as if the Merger had occurred at the beginning of the period presented:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(In thousands, except per share data)
Pro forma combined net revenues	$86,222	$259,002
Pro forma combined net income	8,651	3,306

Pro forma combined net income per share:
Basic and diluted	$0.40	$0.15

Weighted average common shares outstanding:
Basic and diluted	21,622	21,622

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

The following adjustments have been made to the pro forma combined net income and pro forma combined net income per share in the table above:

•

includes additional depreciation expense of property, plant and equipment, and additional amortization expense of intangible assets acquired in the Merger based on their estimated fair values and useful lives;

•

reflects the impact of issuance of 8,229,908 shares on July 31, 2015 in connection with the Merger based on the parties’ preliminary estimated pre-Merger values (but excludes the additional 233,657 shares issued pursuant to the post-closing adjustment in the fourth quarter of 2015);

•	reflects $9.3 million and $10.6 million of transaction-related costs associated with the Merger for the three and nine months ended September 30, 2015, respectively;
•

reflects the elimination of the warrants issued by a subsidiary of Sartini Gaming, which were purchased for $3.4 million in cash and for 457,172 shares of the Company’s common stock (equivalent to $4.2 million based on the Merger per share price); and

•

reflects the elimination of $12.7 million of tax benefit during the three and nine months ended September 30, 2015, related to the assumption of a net deferred tax liability generated from the intangible assets acquired in the Merger.

Note 3 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

	September 30, 2016	December 31, 2015
	(In thousands)
Land	$12,470	$12,470
Building and site improvements	76,450	67,984
Furniture and equipment	72,935	45,840
Construction in process	2,889	1,833
Property and equipment	164,744	128,127
Less: Accumulated depreciation	(28,325)	(13,818)
Property and equipment, net	$136,419	$114,309

As of September 30, 2016 and December 31, 2015, the furniture and equipment balance contained approximately $4.2 million and $4.8 million, respectively, of gaming device equipment that the Company had not yet placed into service and therefore had not begun depreciating.

Note 4 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net, consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Goodwill	$105,655	$96,288

Indefinite-lived intangible assets:
Gaming licenses	$960	$960
Trade names	12,200	12,200
Other	110	50
	$13,270	$13,210

Finite-lived intangible assets:
Customer relationships	$78,100	$59,200
Less: Accumulated amortization	(5,570)	(1,744)
	72,530	57,456
Player relationships	7,300	7,600
Less: Accumulated amortization	(750)	(279)
	6,550	7,321
Gaming license	2,100	2,100
Less: Accumulated amortization	(472)	(367)
	1,628	1,733
Non-compete agreements	6,000	300
Less: Accumulated amortization	(845)	(63)
	5,155	237
Other intangible assets	1,648	948
Less: Accumulated amortization	(237)	(81)
	1,411	867

Total finite-lived intangible assets, net	87,274	67,614
Total intangible assets, net	$100,544	$80,824

Goodwill represents the original goodwill allocation related to the Merger and final adjustments to purchase price allocations during the measurement period. The impact of the final purchase price allocation adjustments related to the Merger on the Company's results of operations and financial position was immaterial. The Company may continue to record adjustments to the carrying value of assets acquired with a corresponding offset to goodwill during the measurement period related to the Montana Acquisitions, which can be up to one year from the date of the consummation of the acquisitions. See Note 2, Merger and Acquisitions, for a description of the intangible assets acquired through the Merger and the Montana Acquisitions.

Total amortization expense related to intangible assets was $2.0 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $5.4 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.  Estimated future amortization expense related to intangible assets, which includes acquired intangible assets recorded on a preliminary basis, is as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Estimated amortization expense	$1,940	$7,698	$7,610	$7,610	$7,463	$6,481	$48,472

Note 5 – Debt

Credit Agreement

On July 31, 2015, the Company entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The Credit Agreement was amended on March 25, 2016 to, among other matters, increase the size of the senior secured revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”) from $40.0 million to $50.0 million and to provide for the borrowing of an additional $40.0 million in aggregate principal amount of incremental senior secured term loans under the Credit Agreement (the “Incremental Term Loans”). As of September 30, 2016, the facilities under the Credit Agreement consisted of $160.0 million in senior secured term loans (the “Term Loans,” which include the Incremental Term Loans) and a $50.0 million Revolving Credit Facility (together with the Term Loans, the “Facilities”). The Company used the proceeds from the Incremental Term Loan borrowings to repay all of the Company’s then-outstanding borrowings under the Revolving Credit Facility. As of September 30, 2016, the Company had $153.0 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility. The Facilities mature on July 31, 2020.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on the Company’s leverage ratio. As of September 30, 2016, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Agreement was approximately 3.02%.

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

Under the Credit Agreement, the Company and its subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Facilities under certain circumstances if the Company or any of its subsidiaries sells assets or property, issues debt or receives certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of the Company’s equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of the Company’s Board of Directors that is not approved by the Board. If the Company defaults under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Agreement as of September 30, 2016.

Hedging Activities

Borrowings under the Company’s Facilities bear interest at a variable rate. To hedge the associated interest rate risk, in September 2016, the Company entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with 75% of the Company’s projected outstanding borrowings under the Company’s Facilities so that the LIBOR portion of the interest payable thereunder will effectively be fixed at 0.98% per annum. This agreement covers the period from December 30, 2016 through December 31, 2020 and changes in the cash flows of the interest rate swap are expected to be highly effective in offsetting the forecasted changes in interest rate payments associated with interest rate fluctuations on the portion of the Company's variable rate debt for which it applies.

The material terms of the interest rate swap agreement match the material terms of the Facilities that the interest rate swap agreement pertains to, including the notional amounts and maturity date. The Company has designated this interest rate swap agreement as a qualifying hedging instrument and will account for it as a fair value hedge pursuant to ASC 815, Derivatives and Hedging. The transaction is characterized as a fair value hedge for financial accounting purposes because it protects the Company against changes in the fair value of certain of the Company’s variable-rate borrowings due to benchmark interest rate movements. The Company does not use any interest rate swap agreements for trading purposes.

Summary of Outstanding Debt

Long-term debt, net is comprised of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Term Loans	$153,000	$118,500
Revolving Credit Facility	25,000	25,000
Capital lease obligations	2,140	–
Notes payable	3,923	5,135
Total long-term debt	184,063	148,635
Less: Unamortized debt issuance costs	(2,499)	(2,537)
	181,564	146,098
Less: Current portion, net of unamortized debt issuance costs	(14,545)	(8,552)
Long-term debt, net	$167,019	$137,546

Note 6 – Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)		(In thousands)
Food and beverage	$4,147	$2,496	$12,344	$2,808
Rooms	678	501	1,637	1,562
Other	157	71	451	160
Total promotional allowances	$4,982	$3,068	$14,432	$4,530

The estimated cost of providing these promotional allowances, which is primarily included in gaming expenses, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)		(In thousands)
Food and beverage	$3,270	$914	$9,373	$1,052
Rooms	244	143	625	452
Other	88	82	304	157
Total estimated cost of promotional allowances	$3,602	$1,139	$10,302	$1,661

Note 7 – Shareholders’ Equity

On December 9, 2015, the Company sold its $60.0 million subordinated promissory note (“Jamul Note”) from the Jamul Indian Village (“Jamul Tribe”) to a subsidiary of Penn National Gaming, Inc. for $24.0 million in cash. Under the terms of the Merger Agreement with Sartini Gaming and subject to applicable law, the Company agreed that the proceeds received from the sale of the Jamul Note, net of related costs, would be distributed in a cash dividend to its shareholders holding shares as of the record date for such dividend (other than shareholders that had waived their right to receive such dividend). Under the terms of the Merger Agreement, Sartini Gaming’s former sole shareholder, for itself and any related party transferees of its shares, waived their right to receive such dividend with respect to their shares (which totaled 7,996,393 shares in the aggregate). Also in connection with the Merger, holders of an additional 457,172 shares waived their right to receive such dividend. On June 17, 2016, the Board of Directors of the Company approved and declared the special dividend to the eligible shareholders of record on the close of business on June 30, 2016 (the “Record Date”) of cash in the aggregate amount of approximately $23.5 million (the “Special Dividend”), which was paid on July 14, 2016. The $1.71 per share amount of the Special Dividend was calculated by dividing the aggregate amount of the Special Dividend by 13,759,374 outstanding shares of common stock held by eligible shareholders on the close of business on the Record Date (rounded down to the nearest whole cent per share).

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

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. There were 2,813,070 stock options outstanding under the 2015 Plan as of September 30, 2016, of which 444,301 have vested. As of September 30, 2016, a total of 311,639 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. There were 402,671 stock options outstanding under the 2007 Plan as of September 30, 2016, all of which were fully vested. As of September 30, 2016, a total of 282,635 shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

The Company also has a 1998 Stock Option and Compensation Plan (the “1998 Plan”). There were 11,202 stock options outstanding under this plan as of September 30, 2016, all of which were fully vested. No additional options will be granted under the 1998 Plan.

Share-based compensation expense related to stock options was $1.7 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $2.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. There were 905,000 and 1,128,070 stock options granted under the 2015 Plan during the three and nine months ended September 30, 2016, respectively, with a weighted-average grant date fair value of $4.80 per share and $4.83 per share, respectively. There were 1,610,000 options granted during the three and nine months ended September 30, 2015.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2016 and September 30, 2015:

	Number of Common Shares			Weighted-
	Options		Available	Average
	Outstanding	Exercisable	for Grant	Exercise Price
2016
Balance at December 31, 2015	2,419,529	724,529	837,635	$8.16
Authorized	—		874,709	—
Granted	1,128,070		(1,128,070)	11.89
Options Subject to Anti-Dilutive Adjustments	(2,337,643)		—	8.75
Options Subject to Anti-Dilutive Adjustments	2,337,643		—	7.04
Exercised	(310,656)		—	5.73
Cancelled	(10,000)		10,000	9.33
Balance at September 30, 2016	3,226,943	413,873	594,274	$8.57

2015
Balance at December 28, 2014	755,617	616,792	276,635	$6.09
Authorized	—		2,250,000	—
Granted	1,610,000		(1,610,000)	9.05
Exercised	(5,000)		—	7.03
Cancelled	(6,000)		6,000	9.19
Balance at September 30, 2015	2,354,617	744,617	922,635	$8.10

In connection with the Special Dividend discussed in Note 7, Shareholders’ Equity, and in accordance with the Company’s equity incentive plans approved by the Company’s shareholders, equitable anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of Company common stock, in order to preserve the value of such stock options following the Special Dividend.  Accordingly, effective as of the close of business on July 14, 2016, the exercise price of each outstanding stock option under the 2015 Plan, the 2007 Plan and the 1998 Plan (collectively, the “Adjusted Options”) was reduced by $1.71 per share. The weighted average exercise price of the Adjusted Options presented in the table above has been adjusted accordingly. The Adjusted Options had a weighted average exercise price of $7.04 per share after giving effect to such anti-dilutive adjustments. The Adjusted Options have varying remaining terms, which were not affected by the adjustments. The Company measured the incremental compensation cost as the excess of the fair value of the Adjusted Options immediately following such anti-dilutive adjustments over the fair value of the Adjusted Options immediately prior to such anti-dilutive adjustments. Of the 2,337,643 Adjusted Options, 1,908,070 were unvested and 429,573 were vested. The incremental fair value related to the unvested Adjusted Options resulting from the anti-dilutive adjustments was estimated to be $1.7 million, which will be recorded over the remaining vesting period of such Adjusted Options. The incremental fair value related to the vested Adjusted Options resulting from the anti-dilutive adjustments, determined using the Black-Scholes option pricing model, was $0.7 million and has been recorded as share-based compensation expense during the three months ended September 30, 2016.

As of September 30, 2016, the outstanding stock options had a weighted-average remaining contractual life of 8.3 years, weighted-average exercise price of $8.57 per share and an aggregate intrinsic value of $12.6 million. As of September 30, 2016, the outstanding exercisable stock options had a weighted-average remaining contractual life of 2.0 years, weighted-average exercise price of $4.50 per share and an aggregate intrinsic value of $3.3 million.

There were 15,700 and 310,656 options exercised during the three and nine months ended September 30, 2016, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $0.1 million and $1.7 million, respectively. There were 2,500 and 5,000 options exercised during the three and nine months ended September 30, 2015, respectively. The total intrinsic value of options exercised during both the three and nine months ended September 30, 2015 was less than $0.1 million. The Company’s unrecognized share-based compensation expense related to stock options was approximately $10.9 million as of September 30, 2016, which is expected to be recognized over a weighted-average period of 3.2 years.

The Company issues new shares of common stock upon the exercise of stock options.

Note 9 – Net Income (Loss) per Share of Common Stock

For all periods, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Weighted-average shares related to potentially dilutive stock options of 616,968 for the three months ended September 30, 2015, and 127,299 and 221,667 for the nine months ended September 30, 2016 and 2015, respectively, were not used to compute diluted net income (loss) per share because the effects would have been anti-dilutive. For the three months ended September 30, 2016, all weighted-average shares related to potentially dilutive stock options were used to compute diluted net income (loss) per share.

Note 10 – Income Taxes

The Company’s effective tax rate was 10.7% and (109.6)% for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the effective tax rate differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets. For the nine months ended September 30, 2015, the effective tax rate differed from the federal tax rate of 35% due primarily to the $12.7 million release of an existing valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization.

Income tax expense was $0.8 million for the nine months ended September 30, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill. Income tax benefit was $12.7 million for the nine months ended September 30, 2015, which was related to the release of an existing valuation allowance resulting from the assumption of a $12.7 million net deferred tax liability generated from intangible assets acquired in the Merger.

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

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets and as a result continues to provide a full valuation allowance against its deferred tax assets as of September 30, 2016.

The Company's income taxes receivable of $2.4 million as of September 30, 2016, and $2.1 million as of December 31, 2015, primarily relates to 2012 taxable losses carried back to a prior year. The Company is currently under IRS audit for the 2009 through 2013 tax years and the IRS has proposed certain adjustments to the tax filings for those years. However, the Company believes it is more likely than not that it will prevail in challenging the proposed adjustments and maintains that the positions taken were proper and supported by applicable laws and regulations. The Company does not believe that this dispute, when resolved, will have a material effect on its consolidated financial statements.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, interest rate swaps and debt.

For the Company’s cash and cash equivalents, accounts payable and current portion of long-term debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of September 30, 2016 and December 31, 2015, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk. See Note 5, Debt, for a discussion of the Company’s interest rate swap agreements.

In connection with the Montana Acquisitions, the Company preliminarily recognized the acquired assets at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values. Additionally, in connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments based upon the availability of certain gaming machines and, if applicable, the performance of replacement games. The fair value of the Company’s contingent consideration recorded in connection with the Initial Montana Acquisition was estimated to be $2.0 million as of September 30, 2016. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company. See Note 2, Merger and Acquisitions, for a discussion of the Montana Acquisitions.

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

Leasehold improvements, furniture, fixtures and equipment, and construction in process acquired in connection with the Merger were measured using unobservable (Level 3) inputs at an estimated fair value of $45.4 million. Property and equipment acquired in connection with the Montana Acquisitions were measured using unobservable (Level 3) inputs at an estimated fair value of $7.8 million for the Second Montana Acquisition and $2.4 million for the Initial Montana Acquisition. These fair value estimates were calculated with primary reliance on the cost approach with secondary consideration being placed on the market approach. Significant inputs included consideration of highest and best use, replacement cost and market comparables (see Note 2, Merger and Acquisitions).

The identified intangible assets acquired in connection with the Second Montana Acquisition, Initial Montana Acquisition and Merger have been valued on a preliminary basis using unobservable (Level 3) inputs at a fair value of $11.1 million, $14.2 million and $80.5 million, respectively (see Note 2, Merger and Acquisitions).

The Company owns various parcels of developed and undeveloped land relating to its casinos in Pahrump, Nevada, as well as parcels of undeveloped land in California held for sale that related to the Company’s previous involvement in a potential Indian casino project with the Jamul Tribe (“Jamul Land”). The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of September 30, 2016 and December 31, 2015.

On October 19, 2016, the Company completed the sale of the Jamul Land for $5.5 million and will recognize a gain on sale of land held for sale of $4.2 million during the fourth quarter of 2016.

Note 12 – Commitments and Contingencies

Rocky Gap Lease

The Company has an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years.

Under the lease, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the lease) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense (net of surcharge revenue) associated with the lease was approximately $0.1 million for each of the three months ended September 30, 2016 and September 30, 2015, and $0.2 million for each of the nine months ended September 30, 2016 and September 30, 2015.

Gold Town Casino Leases

The Company’s Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate, in Pahrump, Nevada. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which the Company’s main casino building is located, which we lease from a competitor), and the Company subleases approximately two of the acres to an unrelated third party. Rental income during the three and nine months ended September 30, 2016 was less than $0.1 million related to the sublease of the two acres in Pahrump, Nevada.

Other Leases

The Company leases its branded tavern locations, office headquarters building, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents. The original terms of the current branded tavern location leases range from one to 14 years with various renewal options from one to 15 years. The Company has operating leases with related parties for certain of its tavern locations and its office headquarters building. The lease for the Company’s office headquarters building expires in July 2025. A portion of the office headquarters building is sublet to a related party. Rental income during the three and nine months ended September 30, 2016 was less than $0.1 million for the sublet portion of the office headquarters building. See Note 14, Related Party Transactions, for more detail. Gaming device placement contracts in the form of space lease agreements are also accounted for as operating leases. Under space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its gaming devices at business locations, which are recorded in gaming expenses.

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, associated with all operating leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)		(In thousands)
Rent expense
Space lease agreements	$10,284	$6,445	$30,730	$6,445
Related party leases	468	433	1,873	433
Other operating leases	3,078	1,901	8,619	2,087
	$13,830	$8,779	$41,222	$8,965

The current and long-term obligations under capital leases are included in “Current portion of long-term debt, net” and “Long-term debt, net,” respectively. The majority of the capital leases relate to vehicles with minimum lease payment terms of three to four years.

As of September 30, 2016, future minimum lease payments, excluding contingent rents, were as follows:

	Remainder of
	2016	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
Minimum lease payments - operating leases
Space lease agreements	$8,379	$26,544	$20,012	$19,391	$4,523	$1,018	$36	$79,903
Related party leases	620	2,253	1,697	1,709	1,721	1,750	6,545	16,295
Other operating leases	2,553	9,405	8,113	7,365	7,222	6,537	50,740	91,935
	$11,552	$38,202	$29,822	$28,465	$13,466	$9,305	$57,321	$188,133

Minimum lease payments - capital leases
Furniture and equipment	$304	$573	$555	$515	$242	$79	$–	$2,268
Less: Amounts representing interest								(128)
Total obligations under capital leases								$2,140

Participation and Revenue Share Agreements

The Company also enters into gaming device placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s gaming devices placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. During the three and nine months ended September 30, 2016, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $33.2 million and $94.1 million, respectively, including $0.6 million and $1.6 million, respectively, under revenue share and participation agreements with related parties, as described in Note 14, Related Party Transactions. During the three and nine months ended September 30, 2015, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $16.2 million, including $0.2 million under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three and nine months ended September 30, 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were $0.3 million and $0.7 million, respectively.

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment includes results of operations and assets related to Rocky Gap in Flintstone, Maryland and its three casino properties in Pahrump, Nevada. The Corporate and Other segment includes the Company’s cash and cash equivalents, short-term investments, cost method investments and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical. Amounts in the Eliminations column represent the intercompany management fee for Rocky Gap.

	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2016
Net revenues	$78,253	$25,909	$64	$—	$104,226
Depreciation and amortization expense	(4,871)	(2,034)	(318)	—	(7,223)
Income (loss) from operations	4,961	4,477	(6,356)	—	3,082
Interest expense, net	(43)	(3)	(1,643)	—	(1,689)

Three months ended September 30, 2015
Net revenues	$40,331	$22,133	$598	$(550)	$62,512
Management fee revenue (expense)	—	(550)	550	—	—
Depreciation and amortization expense	(2,952)	(1,882)	(266)	—	(5,100)
Income (loss) from operations	2,204	2,662	(12,618)	—	(7,752)
Interest expense, net	(28)	(89)	(863)	—	(980)

Nine months ended September 30, 2016
Net revenues	$224,602	$73,031	$185	$—	$297,818
Depreciation and amortization expense	(13,166)	(5,720)	(976)	—	(19,862)
Income (loss) from operations	17,258	12,398	(17,786)	—	11,870
Interest expense, net	(118)	(4)	(4,664)	—	(4,786)

Nine months ended September 30, 2015
Net revenues	$40,331	$50,138	$1,505	$(1,367)	$90,607
Management fee revenue (expense)	—	(1,367)	1,367	—	—
Impairments and other losses	—	—	(682)	—	(682)
Depreciation and amortization expense	(2,952)	(3,603)	(304)	—	(6,859)
Income (loss) from operations	2,204	4,635	(15,916)	—	(9,077)
Interest expense, net	(28)	(626)	(769)	—	(1,423)

As of September 30, 2016
Total assets	$287,282	$105,723	$15,323	$—	$408,328

As of December 31, 2015
Total assets	$221,596	$112,962	$44,226	$—	$378,784

Note 14 – Related Party Transactions

As of September 30, 2016, the Company leased its office headquarters building and one tavern location from a company 33% beneficially owned by Blake L. Sartini and 3% beneficially owned by Stephen A. Arcana, and leased four tavern locations from companies owned or controlled by Mr. Sartini or by a trust for the benefit of Mr. Sartini’s immediate family members for which Mr. Sartini serves as trustee. In addition, two tavern locations that the Company leased from related parties were divested by those related parties during the first quarter of 2016. The lease for the Company’s office headquarters building expires on July 31, 2025, and the leases for the tavern locations have remaining terms of up to 10 years. Rent expense during the three and nine months ended September 30, 2016 was $0.3 million and $0.8 million, respectively, for the office headquarters building and $0.3 million and $1.0 million, respectively, in the aggregate for such tavern locations. Additionally, a portion of the office headquarters building is sublet to a company owned or controlled by Mr. Sartini. Rental income during each of the three and nine months ended September 30, 2016 for the sublet portion of the office headquarters building was less than $0.1 million. Less than $0.1 million was owed to the Company, and no amounts were due and payable by the Company, as of September 30, 2016 under the leases of such tavern locations and the lease of the office headquarters building. Less than $0.1 million was owed to the Company under the sublease of the office headquarters building. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.  All of these related party lease agreements were in place prior to the consummation of the Merger.

From time to time, the Company’s executive officers and employees use a private aircraft owned by Sartini Enterprises, Inc., a company controlled by Mr. Sartini, for Company business. In April 2016, the Audit Committee of the Board of Directors approved the Company’s entering into an aircraft timesharing agreement between the Company and Sartini Enterprises, Inc. pursuant to which the Company will reimburse Sartini Enterprises, Inc. for direct costs and expenses incurred for travel on the private aircraft by Company employees while on Company business. The aircraft timesharing agreement specifies the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. During the nine months ended September 30, 2016, the Company paid less than $0.1 million, and as of September 30, 2016 the Company owed less than $0.1 million, under the aircraft timesharing agreement.

Mr. Sartini’s son, Blake L. Sartini, II (“Mr. Sartini II”), joined the Company as Senior Vice President of Distributed Gaming in connection with the Merger. Mr. Sartini II has an employment agreement that was approved by both the Audit Committee and Compensation Committee of the Board of Directors and provides for an annual base salary of $275,000, of which approximately $217,000 was earned during the nine months ended September 30, 2016. Additionally, Mr. Sartini II is eligible for a target annual bonus equal to 35% of his base salary, and received a discretionary bonus of $30,000 during the first quarter of 2016 attributable to his performance in 2015. Mr. Sartini II also participates in the Company's equity award and benefit programs. In August 2016, Mr. Sartini II received a grant of 70,000 options to purchase the Company’s common stock with an exercise price of $12.51 per share, which stock options will vest over a four-year period (but pursuant to the 2015 Plan such stock options may not be exercised prior to August 1, 2018 except in limited circumstances).

Three of the distributed gaming locations at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, who serves as Executive Vice President and Chief Financial Officer of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.3 million and $0.2 million, respectively, during the three months ended September 30, 2016, and $1.1 million and $1.0 million, respectively, during the nine months ended September 30, 2016. The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices. Less than $0.1 million was owed to the Company and no amounts were due and payable by the Company related to these arrangements as of September 30, 2016. All of the agreements were in place prior to the consummation of the Merger.

One of the distributed gaming locations at which the Company’s gaming devices are located is owned in part by Sean T. Higgins, who serves as Executive Vice President and Chief Legal Officer of the Company. This arrangement was in place prior to Mr. Higgins joining the Company on March 28, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location was $0.3 million and $0.2 million, respectively, during the three months ended September 30, 2016, and $0.6 million and $0.5 million, respectively, during the nine months ended September 30, 2016, in each case excluding net revenues and gaming expenses incurred during the period prior to the commencement of Mr. Higgins employment with the Company (as during such period the agreement was not with a related party). Less than $0.1 million was owed to the Company and no amounts were due and payable by the Company related to this arrangement as of September 30, 2016.

Additionally, one distributed gaming location at which the Company’s gaming devices are located was owned in part by Terrence L. Wright, who serves on the Board of Directors of the Company, who divested his interest in such distributed gaming location in March 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were $0.1 million during the nine months ended September 30, 2016. This agreement was in place prior to the consummation of the Merger.

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

On October 28, 2015, our Board of Directors approved a change in our fiscal year from a 52- or 53-week fiscal year ending on the Sunday closest to December 31 of each year to a calendar year ending on December 31, effective as of the beginning of the third quarter of 2015. As a result of this change, our fiscal quarters for 2015 ended on March 29, 2015, June 28, 2015, September 30, 2015 and December 31, 2015. From and after January 1, 2016, our fiscal quarters end on March 31, June 30, September 30 and December 31.

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

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of September 30, 2016, our distributed gaming operations comprised over 10,400 gaming devices in approximately 980 locations.

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

Gaming and amusement devices are placed in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In Nevada, we generally enter into three types of gaming device placement contracts as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our gaming devices at a business location. Under revenue share agreements, we pay the business location a percentage of the gaming revenue generated from our gaming devices placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our gaming devices. In Montana, our gaming and amusement device placement contracts are all revenue share agreements.

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages, and typically include 15 onsite gaming devices. As of September 30, 2016, we operated 52 taverns, which offered a total of 824 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to locals seeking to avoid the congestion of the Las Vegas Strip. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Brewing Company, Sierra Gold, SG Bar and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos, as well as other establishments licensed to sell liquor for on-premises consumption.

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

Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of September 30, 2016, Rocky Gap offered 634 gaming devices, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

As of September 30, 2016, our Pahrump Nugget casino offered 470 gaming devices, as well as 11 table games (which include three live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget is a AAA Two Diamond

Award® winning hotel with approximately 70 hotel rooms. As of September 30, 2016, our Gold Town Casino offered 274 gaming devices and a 125-seat bingo facility, and our Lakeside Casino & RV Park offered 193 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended		Increase (Decrease) From Prior Year
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Three Months Ended	Nine Months Ended
	(In thousands)
Net Revenues
Distributed Gaming	$78,253	$40,331	$224,602	$40,331	$37,922	$184,271
Casinos	25,909	22,133	73,031	50,138	3,776	22,893
Corporate and Other	64	48	185	138	16	47
	104,226	62,512	297,818	90,607	41,714	207,211

Operating Expenses
Distributed Gaming	61,647	31,618	174,725	31,618	30,029	143,107
Casinos	13,832	11,950	38,849	28,007	1,882	10,842
Corporate and Other	30	—	77	—	30	77
	75,509	43,568	213,651	59,625	31,941	154,026
Selling, general and administrative	17,816	12,134	50,272	22,542	5,682	27,730
Merger expenses	139	9,325	614	10,591	(9,186)	(9,977)
(Gain) loss on disposal of property and equipment	(344)	8	(344)	6	(352)	(350)
Gain on sale of cost method investment	—	—	—	(750)	—	750
Preopening expenses	801	129	1,893	129	672	1,764
Impairments and other losses	—	—	—	682	—	(682)
Depreciation and amortization	7,223	5,100	19,862	6,859	2,123	13,003
Total expenses	101,144	70,264	285,948	99,684	30,880	186,264
Income (loss) from operations	3,082	(7,752)	11,870	(9,077)	10,834	20,947
Non-operating expense, net	(1,689)	(2,104)	(4,768)	(2,511)	415	(2,257)
Income tax benefit (provision)	(91)	12,874	(761)	12,702	(12,965)	(13,463)
Net income	$1,302	$3,018	$6,341	$1,114	$(1,716)	$5,227

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Revenues

The increase in net revenues resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of net revenues related to Sartini Gaming’s distributed gaming and casino businesses for only 61 days of the prior year period. Net revenues related to Sartini Gaming’s distributed gaming and casino businesses were $63.1 million and $7.9 million, respectively, during the three months ended September 30, 2016, compared to $40.3 million and $5.2 million, respectively, for the prior year period. Net revenues related to our Distributed Gaming segment for the three months ended September 30, 2016 also included $15.1 million of net revenues from the operations of the distributed gaming businesses acquired in the Montana Acquisitions, which were consummated in 2016.

In addition to the incremental net revenues provided by the Merger and the Montana Acquisitions during the current year quarter, our Casinos segment also reflected an increase of approximately $1.1 million in net revenues during the current year quarter related to our Rocky Gap casino compared to the prior year period.

Operating Expenses

The increase in operating expenses resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of operating expenses related to Sartini Gaming’s distributed gaming and casino businesses for only 61 days of the prior year period. Operating expenses related to Sartini Gaming’s distributed gaming and casino businesses were $49.2 million and $4.0 million, respectively, during the three months ended September 30, 2016, compared to $31.6 million and $2.7 million, respectively, for the prior year period. Operating expenses comprise gaming, food and beverage, rooms and other operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased due primarily to the completion of the Merger on July 31, 2015, which resulted in the inclusion of SG&A expenses related to Sartini Gaming’s distributed gaming and casino businesses for only 61 days of the prior year period.

For the three months ended September 30, 2016, SG&A expenses included payroll and related expenses of $6.8 million (including share-based compensation expense), marketing and advertising expenses of $0.9 million, building and rent expense of $5.3 million and professional fees of $1.3 million. Share-based compensation expense increased during the current year quarter due primarily to $0.1 million of additional expense related to the 0.9 million stock options granted during the current year period, $0.2 million in incremental expense related to the acceleration of unvested stock options related to a terminated employee and $0.8 million of incremental expense recorded for the equitable anti-dilutive adjustments made to the exercise prices of outstanding vested and unvested stock options during the period in accordance with our equity incentive plans. See Note 8, Share-Based Compensation, in the accompanying unaudited consolidated financial statements for additional information regarding our equity incentive plans and the equitable anti-dilutive adjustments made to outstanding stock options during the current year period. For the three months ended September 30, 2015, SG&A expenses included payroll and related expenses of $4.6 million (including share-based compensation expense), marketing and advertising expenses of $0.9 million, building and rent expense of $3.8 million and professional fees of $1.0 million. For the three months ended September 30, 2016, corporate-level SG&A was $6.1 million, compared to $3.6 million in the prior year period.

Within our Distributed Gaming segment, SG&A expenses were $6.1 million for the three months ended September 30, 2016, compared to $3.4 million for the prior year period.

Within our Casinos segment, SG&A expenses were $5.6 million for the three months ended September 30, 2016, compared to $5.1 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $2.0 million of SG&A expenses related to Sartini Gaming’s casino business during the current year quarter, compared to $1.4 million for the prior year period.

Merger and Preopening Expenses

We incurred approximately $0.1 million and $9.3 million in transaction-related costs associated with the Merger and our obligations under the Sartini Gaming merger agreement for the three months ended September 30, 2016 and 2015, respectively. Merger expenses consisted primarily of financial advisor, legal, accounting and consulting costs.

We incurred approximately $0.8 million in preopening expenses primarily associated with the opening of new taverns during the three months ended September 30, 2016, compared to approximately $0.1 million during the prior year period.

Depreciation and Amortization

Depreciation was $5.3 million for the three months ended September 30, 2016, compared to $5.1 million for the prior year period. Amortization of intangibles was $2.0 million for the three months ended September 30, 2016, which primarily related to intangible assets acquired in the Merger and the Montana Acquisitions, compared to less than $0.1 million for the prior year period. The increase in amortization was due primarily to amortization of the intangibles acquired pursuant to the Merger, as well as intangibles acquired in the Montana Acquisitions.

Non-Operating Expense, Net

The decrease in non-operating expense, net was due primarily to the inclusion in the prior year period of $1.2 million related to a loss on extinguishment of debt. This was partially offset by higher interest expense during the current year quarter compared to the prior year period due to higher outstanding borrowings under the Credit Agreement we entered into on July 31, 2015 in connection with the Merger. The prior year period included interest under the Credit Agreement for the period following the Merger as well as interest on a lower outstanding principal balance under a prior credit facility that was discharged in connection with the Merger.

Income Taxes

Income tax expense for the three months ended September 30, 2016 was $0.1 million, attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill. Income tax benefit was $12.9 million for the three months ended September 30, 2015, which was related to the release of an existing valuation allowance resulting from the assumption of a $12.7 million net deferred tax liability generated from intangible assets acquired in the Merger. Our effective tax rate was 6.5% for the three months ended September 30, 2016, which differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets. Our effective tax rate for the three months ended September 30, 2015 was (130.6)%, which differed from the federal tax rate of 35% due primarily to the $12.7 million release of an existing valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Revenues

The increase in net revenues resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of net revenues related to Sartini Gaming’s distributed gaming and casino businesses for only 61 days of the prior year period. Net revenues related to Sartini Gaming’s distributed gaming and casino businesses were $192.5 million and $25.3 million, respectively, during the nine months ended September 30, 2016, compared to $40.3 million and $5.2 million, respectively, for the prior year period. Net revenues related to our Distributed Gaming segment for the nine months ended September 30, 2016 also included $32.0 million of net revenues from the operations of the distributed gaming businesses acquired in the Montana Acquisitions, which were consummated in 2016.

In addition to the incremental net revenues provided by the Merger and the Montana Acquisitions during the current year period, our Casinos segment also reflected an increase of approximately $2.8 million in net revenues during the current year period related to our Rocky Gap casino compared to the prior year period.

Operating Expenses

The increase in operating expenses resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of operating expenses related to Sartini Gaming’s distributed gaming and casino businesses for only 61 days of the prior year period. Operating expenses related to Sartini Gaming’s distributed gaming and casino businesses were $149.1 million and $12.4 million, respectively, for the nine months ended September 30, 2016, compared to $31.6 million and $2.7 million, respectively, for the prior year period.

Selling, General and Administrative Expenses

SG&A expenses increased due primarily to the completion of the Merger on July 31, 2015, which resulted in the inclusion of SG&A expenses related to Sartini Gaming’s distributed gaming and casino businesses for only 61 days of the prior year period.

For the nine months ended September 30, 2016, SG&A expenses included payroll and related expenses of $18.7 million (including share-based compensation expense), marketing and advertising expenses of $2.4 million, building and rent expense of $15.5 million and professional fees of $3.8 million. Share-based compensation expense increased during the nine months ended September 30, 2016 due primarily to $0.3 million of additional expense related to the 1.1 million stock options granted during the current year period, $0.2 million in incremental expense related to the acceleration of unvested stock options related to a terminated employee and $0.8 million of incremental expense recorded for the equitable anti-dilutive adjustments made to the exercise prices of outstanding vested and unvested stock options during the current year period in accordance with our equity incentive plans. See Note 8, Share-Based Compensation, in the accompanying unaudited consolidated financial statements for additional information regarding our equity incentive plans and the equitable anti-dilutive adjustments made to outstanding stock options during the current year period. For the nine months ended September 30, 2015, SG&A expenses included payroll and related expenses of $10.3 million (including share-based compensation expense), marketing and advertising expenses of $2.1 million, building and rent expense of $5.1 million and professional fees of $2.1 million. For the nine months ended September 30, 2016, corporate-level SG&A was $16.4 million, compared to $6.6 million in the prior year period.

Within our Distributed Gaming segment, SG&A expenses were $17.8 million for the nine months ended September 30, 2016, compared to $3.4 million for the prior year period.

Within our Casinos segment, SG&A expenses were $16.1 million for the nine months ended September 30, 2016, compared to $12.5 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $5.7 million of SG&A expenses related to Sartini Gaming’s casino business for the nine months ended September 30, 2016, compared to $1.4 million for the prior year period, partially offset by reductions of $0.8 million related to our Rocky Gap casino.

Merger and Preopening Expenses

We incurred approximately $0.6 million and $10.6 million in transaction-related costs associated with the Merger and our obligations under the Sartini Gaming merger agreement during the nine months ended September 30, 2016 and 2015, respectively. Merger expenses consisted primarily of financial advisor, legal, accounting and consulting costs.

We incurred approximately $1.9 million in preopening expenses associated with the opening of new taverns and our Montana Acquisitions during the nine months ended September 30, 2016, compared to preopening expenses of $0.1 million associated with the opening of new taverns during the prior year period.

Gain on Sale of Cost Method Investment

In January 2015, we sold our 10% ownership interest in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for approximately $0.8 million. We had previously determined the fair value of our Rock Ohio Ventures investment to be zero. As a result of the sale of our interest in Rock Ohio Ventures, we recognized a gain on sale of cost method investment of approximately $0.8 million during the nine months ended September 30, 2015.

Depreciation and Amortization

Depreciation was $14.5 million for the nine months ended September 30, 2016, compared to $6.8 million for the prior year period. The increase was due primarily to depreciation of the assets acquired pursuant to the Merger, as well as assets acquired in the Montana Acquisitions. Amortization of intangibles was $5.4 million for the nine months ended September 30, 2016, which primarily related to intangible assets acquired in the Merger and the Montana Acquisitions, compared to $0.1 million for the prior year period.

Non-Operating Expense, Net

Non-operating expense, net was $4.8 million for the nine months ended September 30, 2016, compared to $2.5 million for the prior year period. Interest expense was higher during the nine months ended September 30, 2016 due to higher outstanding borrowings under the Credit Agreement we entered into on July 31, 2015 in connection with the Merger. The prior year period included interest both under the Credit Agreement for the 61-day period following the Merger, as well as interest on a lower outstanding principal balance under a prior credit facility that was discharged in connection with the Merger and $1.2 million related to a loss on extinguishment of debt.

Income Taxes

Income tax expense for the nine months ended September 30, 2016 was less than $0.8 million, attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill. Income tax benefit was $12.7 million for the nine months ended September 30, 2015, which was related to the release of an existing valuation allowance resulting from the assumption of a $12.7 million net deferred tax liability generated from intangible assets acquired in the Merger. Our effective tax rate was 10.7% for the nine months ended September 30, 2016, which differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets. Our effective tax rate for the nine months ended September 30, 2015 was (109.6)%, which differed from the federal tax rate of 35% due primarily to the $12.7 million release of an existing valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization.

As of September 30, 2016, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets were not currently expected to be realized, and that therefore the valuation allowance against the deferred tax assets continued to be appropriate as of September 30, 2016.

Non-GAAP Measures

To supplement our consolidated financial statements presented in accordance with United States generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a measure we believe is appropriate to provide meaningful comparison with, and to enhance an overall understanding of, our past financial performance and prospects for the future. We believe Adjusted EBITDA provides useful information to both management and investors by excluding specific expenses that we believe are not indicative of our core operating results. Further, Adjusted EBITDA is a measure of operating performance used by management, as well as industry analysts, to evaluate operations and operating performance and is widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do. A reconciliation of net income to Adjusted EBITDA is provided in the table below.

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, merger expenses, share-based compensation expenses, impairments and other gains and losses.

The following table presents a reconciliation of Adjusted EBITDA to net income (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Adjusted EBITDA	$12,555	$7,101	$36,404	$8,850
Merger expenses	(139)	(9,325)	(614)	(10,591)
Gain (loss) on disposal of property and equipment	344	(8)	344	(6)
Gain on sale of cost method investment	—	—	—	750
Impairments and other losses	—	—	—	(682)
Share-based compensation	(1,654)	(291)	(2,509)	(410)
Preopening expenses	(801)	(129)	(1,893)	(129)
Depreciation and amortization	(7,223)	(5,100)	(19,862)	(6,859)
Income (loss) from operations	3,082	(7,752)	11,870	(9,077)
Non-operating income (expense)
Interest expense, net	(1,689)	(980)	(4,786)	(1,423)
Loss on extinguishment of debt	—	(1,174)	—	(1,174)
Other, net	—	50	18	86
Total non-operating expense, net	(1,689)	(2,104)	(4,768)	(2,511)

Income (loss) before income tax benefit (provision)	1,393	(9,856)	7,102	(11,588)
Income tax benefit (provision)	(91)	12,874	(761)	12,702
Net income	$1,302	$3,018	$6,341	$1,114

Liquidity and Capital Resources

As of September 30, 2016, we had $40.0 million in cash and cash equivalents. On June 17, 2016, our Board of Directors approved and declared a special cash dividend of $23.5 million that was paid on July 14, 2016 to eligible shareholders of record as of the close of business on June 30, 2016. We currently believe that our cash and cash equivalents, cash flows from operations and availability under our $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our working capital requirements during the next 12 months. To further enhance our liquidity position or to finance acquisitions or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets.

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

Credit Agreement

On July 31, 2015, we entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The Credit Agreement was amended on March 25, 2016 to, among other matters, increase the size of the Revolving Credit Facility from $40.0 million to $50.0 million and to provide for the borrowing of an additional $40.0 million in aggregate principal amount of incremental senior secured term loans under the Credit Agreement (the “Incremental Term Loans”). As of September 30, 2016, the facilities under the Credit Agreement consisted of $160.0 million in senior secured term loans (the “Term Loans,” which include the Incremental Term Loans) and a $50.0 million Revolving Credit Facility (together with the Term Loans, the “Facilities”). As of September 30, 2016, we had $153.0 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Credit Agreement bear interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on our leverage ratio. As of September 30, 2016, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.02%.

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

Under the Credit Agreement, we and our subsidiaries are subject to certain limitations, including limitations on our ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the Facilities under certain circumstances if we or any of our subsidiaries sell assets or property, issue debt or receive certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of our equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of our Board of Directors that is not approved by the Board. If we default under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Agreement as of September 30, 2016.

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

We are in the process of completing our valuation procedures with respect to the Montana Acquisitions, and the resulting estimated fair value of the assets acquired has been recorded based upon our preliminary valuation of the business enterprise and tangible and intangible assets. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of assets acquired. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the assets acquired significantly differed from assumptions made, the resulting difference could materially affect the estimated fair value of net assets.

The application of the acquisition method of accounting guidance for the Merger and the Montana Acquisitions had the following effects on our consolidated financial statements:

•

We measured the fair value of identifiable assets and liabilities acquired in the Merger in accordance with required valuation recognition and measurement provisions, and recorded the fair value of the assets acquired and goodwill of $301.5 million and the fair value of the liabilities assumed of $224.1 million in our consolidated balance sheet as of August 1, 2015.

•

We measured the fair value of identifiable assets purchased in our Montana Acquisitions using similar valuation recognition and measurement provisions. With respect to the Initial Montana Acquisition, we recorded the estimated fair value of the assets acquired and goodwill of $20.1 million in our consolidated balance sheet as of March 31, 2016.  With respect to the Second Montana Acquisition, we recorded the estimated fair value of the assets acquired and goodwill of $25.7 million in our consolidated balance sheet as of June 30, 2016.

Long-Lived Assets

Our long-lived assets were carried at $136.4 million as of September 30, 2016, or 33.4% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Goodwill and Other Indefinite-Lived Intangible Assets

As of September 30, 2016, using preliminary estimates for the Montana Acquisitions, we had $105.7 million in goodwill and $100.5 million in other intangible assets, net, representing approximately 25.9% and 24.6% of total assets, respectively, resulting primarily from the Merger and the Montana Acquisitions. We expect to finalize the respective purchase price allocations related to the Montana Acquisitions by no later than one year from the date of the relevant acquisition. As a result, the allocation of values to the acquired assets, as well as goodwill, could change significantly during the applicable measurement period.

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

Income Taxes

The determination of our income tax-related account balances requires the exercise of significant judgment by management, particularly regarding the probability that net deferred tax assets will be realized.  Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is not likely.

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

Commitments and Contractual Obligations

Significant changes in the first nine months of 2016 to the contractual commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015 included: (i) increased scheduled principal repayments and interest related to the additional $40.0 million principal amount of Incremental Term Loans under the amendment to our Facilities; see Note 5, Debt, in the accompanying unaudited consolidated financial statements for additional information regarding our Facilities; and (ii) contingent consideration of up to a total of $2.0 million to be paid in cash in four quarterly payments beginning in September 2017, subject to certain potential adjustments, that we are required to pay to the sellers in connection with the Initial Montana Acquisition; see Note 2, Merger and Acquisitions, in the accompanying unaudited consolidated financial statements for additional information regarding the Initial Montana Acquisition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2016, our investment portfolio included $40.0 million in cash and cash equivalents. As of September 30, 2016, we did not hold any short-term investments.

As of September 30, 2016, we had $178.0 million in principal amount of outstanding borrowings under the Credit Agreement, which bear interest at a variable rate. Our primary interest rate under the Credit Agreement is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of September 30, 2016, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.02%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred by $0.9 million over a twelve-month period.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

On January 29, 2016, the Initial Montana Acquisition was completed, and on April 22, 2016, the Second Montana Acquisition was completed. Management has begun the evaluation of the internal control structures of the distributed gaming businesses acquired in the Montana Acquisitions. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded the distributed gaming businesses acquired in the Montana Acquisitions from our evaluation of our disclosure controls and procedures as of September 30, 2016. We have reported the operating results of such acquired distributed gaming businesses in our consolidated statements of operations and cash flows from the respective acquisition dates through September 30, 2016. As of September 30, 2016, total assets related to the businesses acquired in the Montana Acquisitions represented approximately 12.7% of our total assets, which consisted primarily of intangible assets, including goodwill, recorded on a preliminary basis as the measurement periods for the business combinations remained open as of September 30, 2016.  Net revenues from the Montana Acquisitions comprised approximately 14.5% and 10.8% of our consolidated net revenues for the three and nine months ended September 30, 2016, respectively.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. We excluded the Sartini Gaming businesses from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015. Nonetheless, we became aware of the following material weaknesses as of December 31, 2015 relating to the Sartini Gaming business:

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

•

General Information Technology Controls. As of December 31, 2015, Sartini Gaming’s general information technology (“IT”) controls were insufficient in certain areas of IT operations, networks, systems and applications.

During the three months ended September 30, 2016, we have taken the following actions to remediate the material weaknesses described above:

•

We utilized independent third party consultants to assist us in our review of our internal control structure, including a comprehensive risk assessment with respect to our internal controls, and to provide constructive recommendations for optimization of our internal control over financial reporting.

•

We implemented stronger procedures, checklists and analyses surrounding the financial closing process, including with respect to account reconciliations and related journal entries, designed to provide accuracy of financial reporting including timely review by a person not involved in their preparation.

•	We hired additional accounting personnel with relevant skills, training and experience.
•	We conducted and will continue to conduct training of our accounting and finance personnel with respect to our internal controls, and significant accounting policies and procedures.
•

We developed and implemented a plan for improvement of the design and operation of internal control activities and procedures associated with user and administrator access to our IT systems, including both preventive and detective control activities.

•

We implemented appropriate program change management control activities, including implementation of change management control setting configurations across our IT systems, as well as log management and review.

•	We tested and evaluated, with management oversight, the various processes described above.

We believe that the actions described above have remediated the material weaknesses that were identified and have strengthened our internal control over financial reporting. We will include the Sartini Gaming businesses in our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016.

During the quarter ended September 30, 2016, except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we completed the Initial Montana Acquisition on January 29, 2016 and completed the Second Montana Acquisition on April 22, 2016. Acquisition-related integration activities may lead us to modify certain internal controls in future periods.

Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our currently pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

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

Dated: November 8, 2016