Form 10-K
period 2016-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2017-03-16
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the NASDAQ Global Market on June 30, 2016 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $125,010,452. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of March 15, 2017, 22,248,972 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

As used in this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions, anticipated future growth and trends in our business or key markets, projections of future financial condition, operating results, income, capital expenditures, costs or other financial items, anticipated regulatory and legislative changes, our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income, as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause actual results to differ include: our ability to realize the anticipated cost savings, synergies and other benefits of the Merger (as defined below) with Sartini Gaming Inc. (“Sartini Gaming”) and the acquisitions of distributed gaming assets in Montana, and integration risks relating to such transactions, changes in national, regional and local economic and market conditions, legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations), increases in gaming taxes and fees in the jurisdictions in which we operate, litigation, increased competition, our ability to renew our distributed gaming contracts, reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer and Chief Strategy and Financial Officer), the level of our indebtedness and our ability to comply with covenants in our debt instruments, terrorist incidents, natural disasters, severe weather conditions (including weather or road conditions that limit access to our properties), the effects of environmental and structural building conditions, the effects of disruptions to our information technology and other systems and infrastructure, the occurrence of an “ownership change” as defined in Section 382 of the Internal Revenue Code (the “Code”), factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During the third quarter of 2015, we redefined our reportable segments to reflect the change in our business following the Merger. As a result of the Merger, we now conduct our business through two reportable operating segments: Distributed Gaming and Casinos. Prior to the Merger, we conducted our business through the following two segments: Rocky Gap and Other. Prior period information has been recast to reflect the new segment structure and present comparative year-over-year results. See Note 17, Segment Information, in the accompanying consolidated financial statements for financial information regarding our segments.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2016, our distributed gaming operations comprised approximately 10,400 gaming devices in approximately 960 locations. In January 2016, we completed the acquisition of approximately 1,100 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). Additionally, in April 2016, we completed the acquisition of approximately 1,800 gaming devices from a second distributed gaming operator in Montana, as well as amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition” and, together with the Initial Montana Acquisition, the “Montana Acquisitions”); see Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for information regarding the Montana Acquisitions.

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

Gaming and amusement devices are placed in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In Nevada, we generally enter into three types of gaming device placement contracts as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our gaming devices at a business location. Under revenue share agreements, we pay the business location a percentage of the gaming revenue generated from our gaming devices placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our gaming devices. In Montana, our gaming and amusement device placement contracts are all revenue share agreements. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns, as well as other establishments licensed to sell liquor for on-premises consumption.

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages and typically include 15 onsite gaming devices. As of December 31, 2016, we operated 53 taverns, which offered approximately 850 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada, metropolitan area and cater to locals seeking to avoid the congestion of the Las Vegas Strip. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Brewing Company, Sierra Gold, SG Bar and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment.

Casinos

We own and operate the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”) and three casinos in Pahrump, Nevada: Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park. Pahrump is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. All of our casinos emphasize gaming device play.

Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland Department of Natural Resources (the “Maryland DNR”) under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2016, Rocky Gap offered 662 gaming devices, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

Our Pahrump Nugget casino is located on approximately 40 acres and, as of December 31, 2016, offered 453 gaming devices, as well as 11 table games (which include three live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget is our largest property in the Nevada market with approximately 70 hotel rooms.

Our Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate also in Pahrump, Nevada, and, as of December 31, 2016, offered 238 gaming devices and a 125-seat bingo facility. The leases for the parcels of land have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor).

Our Lakeside Casino & RV Park is located on approximately 35 acres also in Pahrump, Nevada, and, as of December 31, 2016, offered 190 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites.

Sales and Marketing

Distributed Gaming

We conduct our operations in our Distributed Gaming segment in Nevada and Montana. Our Distributed Gaming customer base is comprised of the third party distributed gaming customers with whom we enter into gaming and amusement device placement contracts for the installation, maintenance and operation of gaming and amusement devices at non-casino locations, the primarily local patrons that use our gaming and amusement devices in such locations and the primarily local patrons of our traditional, branded taverns. We seek to place our gaming and amusement devices in strategic, high-traffic areas, including in our branded taverns, and the majority of our marketing efforts are focused on maximizing profitability from a high-frequency, convenience-driven customer base in the counties in which we operate.

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

Intellectual Property

Our policy is to pursue registration of our important trademarks and service marks in the states where we do business and with the United States Patent and Trademark Office. We have registered and/or have pending, among other trademarks and service marks, “Golden Entertainment,” “Golden Gaming,” “Golden Rewards,” “P.T.’s,” “Sierra Gold,” “PT’s Brewing Company” and “Pahrump Nugget Hotel Casino,” as trademarks with the United States Patent and Trademark Office. In addition, we have also registered or applied to register numerous other trademarks in various jurisdictions in the United States in connection with our properties, facilities and development projects. We also hold a patent in the United States related to player tracking systems.

Sale of Jamul Tribe Promissory Note

On December 9, 2015, we sold our $60.0 million subordinated promissory note (the “Jamul Note”) from the Jamul Indian Village (the “Jamul Tribe”) to a subsidiary of Penn National Gaming, Inc. (“Penn National”) for $24.0 million in cash. We determined the fair value of the Jamul Note to be zero as of December 28, 2014. Under the terms of the January 2015 merger agreement with Sartini Gaming (the “Merger Agreement”) and subject to applicable law, we agreed that the proceeds received from the sale of the Jamul Note, net of related costs, would be distributed in a special cash dividend to our shareholders holding shares as of the record date for such dividend (other than shareholders that had waived their right to receive such dividend). On June 17, 2016, our Board of Directors approved and declared the special dividend to the eligible shareholders of record on the close of business on June 30, 2016 (the “Record Date”) of cash in the aggregate amount of approximately $23.5 million (the “Special Dividend”), which was paid on July 14, 2016. The $1.71 per share amount of the Special Dividend was calculated by dividing the aggregate amount of the Special Dividend by 13,759,374 outstanding shares of common stock held by eligible shareholders on the Record Date (rounded down to the nearest whole cent per share).

In connection with the special dividend and in accordance with our equity incentive plans approved by our shareholders, equitable anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of our common stock in order to preserve the value of such stock options following the special dividend. Accordingly, effective as of the close of business on the dividend payment date of July 14, 2016, the exercise price of each stock option under our equity incentive plans outstanding on the Record Date was reduced by $1.71 per share. See Note 10, Share-Based Compensation, in the accompanying consolidated financial statements for information on our anti-dilutive adjustments to the outstanding stock options.

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

Seasonality

We believe that our Distributed Gaming and Casinos segments are affected by seasonal factors, including holidays, weather and travel conditions. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our casinos and distributed gaming business in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Our Nevada distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the fall due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Employees

As of December 31, 2016, we had 2,802 total employees, of which approximately 10.3% were covered by a collective bargaining agreement. The collective bargaining agreement, which relates to employees at Rocky Gap, became effective on November 1, 2013 and expires on November 1, 2019. We consider our employee relations to be good.

Executive Officers

Set forth below is information concerning our executive officers, and their ages as of December 31, 2016.

Name	Age	Position
Blake L. Sartini	57	Chairman of the Board, President and Chief Executive Officer
Stephen A. Arcana	52	Executive Vice President and Chief Operating Officer
Charles H. Protell	42	Executive Vice President, Chief Strategy and Financial Officer
Sean T. Higgins	52	Executive Vice President of Governmental Affairs and Business Development and Chief Legal Officer
Blake L. Sartini II	31	Senior Vice President of Distributed Gaming
Gary A. Vecchiarelli	39	Senior Vice President of Finance and Accounting

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

Charles H. Protell joined Golden as Executive Vice President, Chief Strategy Officer and Chief Financial Officer in November 2016. Prior to joining Golden, Mr. Protell served as Managing Director at Macquarie Capital’s investment banking group since May 2011, and as Co-Founder and a Managing Director at REGAL Capital Advisors from January 2009 until its acquisition by Macquarie Capital in May 2011.  Prior to co-founding REGAL Capital Advisors, Mr. Protell held various investment banking roles at Credit Suisse, Deutsche Bank and CIBC World Markets.  Mr. Protell received a bachelor of science degree in commerce from the University of Virginia.

Sean T. Higgins joined Golden as Senior Vice President of Government Affairs and Business Development in March 2016 and was promoted to Executive Vice President of Governmental Affairs and Business Development and Chief Legal Officer in October 2016. Prior to joining Golden, Mr. Higgins served as principal of STH Strategies, a firm he founded in early 2015. From August 2011 to January 2015, Mr. Higgins was managing principal of Porter Gordon Silver Communications, a full-service government affairs and business strategic consulting firm. From July 2010 to January 2015, Mr. Higgins was a partner in the law firm of Gordon Silver. Prior to that, Mr. Higgins spent 17 years as general counsel and head of government affairs for a multijurisdictional gaming company. Mr. Higgins received his law degree from Santa Clara University School of Law and his undergraduate degree in business administration from Southern Methodist University. He is licensed to practice law in the state of Nevada.

Blake L. Sartini II joined Golden as Senior Vice President of Distributed Gaming in July 2015 in connection with the Merger. In his current position, he oversees all distributed gaming operations in Nevada and Montana, as well as the Nevada tavern locations operating under the brand names PT’s, Sierra Gold, SG Bar and Sean Patrick’s. From January 2010 until the Merger, Mr. Sartini II served in various roles with Sartini Gaming, including as Vice President of Operations for Golden Route Operations, LLC (“GRO”), a subsidiary of Sartini Gaming, from September 2014 until the Merger, as Assistant Director for GRO from January 2012 to September 2014, and as a Marketing Manager from January 2010 to January 2012. Prior to joining Sartini Gaming, Mr. Sartini II served as Senior Business Associate with the Ultimate Fighting Championship for its international event operations and talent relations in the United Kingdom. Mr. Sartini II received a bachelor of science degree in business administration from Chapman University in Orange, California.

Gary A. Vecchiarelli joined Golden as Senior Vice President of Finance and Accounting in January 2017. From May 2012 to December 2016, Mr. Vecchiarelli served as Chief Financial Officer of Galaxy Gaming, Inc., a public company that develops, manufactures and distributes casino table games and wagering platforms. Prior to that, Mr. Vecchiarelli spent most of his career working in public accounting including Audit Manager for BDO USA, LLP and Audit Supervisor for McGladrey & Pullen, LLP. Mr. Vecchiarelli received a bachelor of science degree in business administration in accounting from California State University at San Jose and is currently President of Financial Executives International, Las Vegas Chapter. Mr. Vecchiarelli is a member of the American Institute of Certified Public Accountants and maintains active CPA licenses in California and Nevada.

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

You should consider each of the following factors as well as the other information in this Annual Report on Form 10-K in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also materially adversely impact our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be materially harmed and the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

Any failure to successfully integrate our businesses and businesses we acquire, including Sartini Gaming’s legacy business and the Montana Acquisitions, could materially adversely affect our business, and we may not realize the full benefits of the Merger or our other strategic acquisitions.

Our ability to realize the anticipated benefits of the Merger, the Montana Acquisitions or our other strategic acquisitions will depend, to a large extent, on our ability to successfully integrate our businesses and businesses we acquire, including Sartini Gaming’s legacy business and the distributed gaming businesses in Montana. Integrating and coordinating certain aspects of the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business and Sartini Gaming’s legacy businesses, the Montana distributed gaming business or other strategic acquisitions include:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;
•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	the diversion of management’s attention from the day-to-day operations;
•	additional demands on management related to the increased size and scope of our company following the Merger, the Montana Acquisitions or other acquisitions;
•	the assimilation of employees and the integration of different business cultures;
•	challenges in attracting and retaining key personnel;
•	the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•	challenges in keeping existing customers and obtaining new customers; and
•	challenges in combining product offerings and sales and marketing activities.

There is no assurance that we will successfully or cost-effectively integrate our businesses and businesses we acquire. The costs of achieving systems integration may substantially exceed our current estimates. As non-public companies, neither Sartini Gaming nor the distributed gaming businesses acquired in Montana had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for these businesses into compliance with those requirements may cause us to incur substantial additional expense. Furthermore, as discussed in “Part II, Item 9A, “Controls and Procedures,” our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was that account reconciliations were not consistently prepared on a timely basis and subjected to proper review and written approval by a person not involved in their preparation. There can be no assurance that we will be able to fully remediate this material weakness. If we fail to remediate this material weakness or otherwise maintain effective internal control over financial reporting in the future, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our combined business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed.

Even if our businesses are successfully integrated, we may not realize the full benefits of the Merger, the Montana Acquisitions or our other strategic acquisitions, including anticipated synergies, cost savings or growth opportunities, within the expected timeframes or at all. In addition, we have incurred, and may incur additional, significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, Merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. Any of these matters could materially adversely affect our businesses or harm our financial condition, results of operations and prospects.

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

Our business segments operate in the larger hospitality and service industry. Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. In February 2017, a former employee filed a purported class action lawsuit on behalf of similarly situated individuals employed by us in Nevada alleging that we violated certain Nevada labor laws, including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation.  For additional information, please see Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We incurred significant indebtedness in connection with the Merger and the associated refinancing of both Sartini Gaming’s senior secured indebtedness and our former financing facility for Rocky Gap. As of December 31, 2016, our total indebtedness, excluding unamortized debt issuance costs, was $185.0 million and our debt service obligations, comprised of scheduled principal repayments and interest (excluding capital leases and equipment notes), during the next 12 months were approximately $12.0 million. As a result of the increases in our outstanding debt, demands on our cash resources have increased. The increased level of debt could, among other things:

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

We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. As of December 31, 2016, we had undrawn availability of $20.0 million under our senior secured revolving facility (the “Revolving Credit Facility”) in our Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”). In addition, the Credit Agreement permits us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

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

Our ability to utilize our Net Operating Losses (“NOLs”) would be negatively impacted if an ownership change (as defined in Section 382 of the Code) occurs.

As of December 31, 2016, we had approximately $75.7 million of NOLs, which begin to expire in 2032. While these NOLs have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities, our ability to utilize these NOLs would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Code. In general terms, an “ownership change” can occur whenever one or more “5% stockholders” collectively change the ownership of a company by more than 50 percentage points within a three-year period. The occurrence of such a change generally limits the amount of NOLs a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The issuance of shares of our common stock in connection with the Merger significantly increased the risk of such an ownership change occurring. To help preserve our ability to utilize our NOLs to offset future taxable income following the Merger, we have amended our Rights Agreement to deter acquisitions of shares of our common stock that would result in a shareholder owning 4.99% or more of our common stock. In addition, we have entered into a NOL Preservation Agreement with the former shareholder of Sartini Gaming, Lyle A. Berman (a director and shareholder of the Company) and certain shareholders affiliated with Mr. Berman or another director of Golden which restrict the ability of such shareholders to take specified actions which could cause such an ownership change to occur. Although our Rights Agreement and the NOL Preservation Agreement are intended to reduce the likelihood of an adverse ownership change under Section 382, they may not prevent such an ownership change from occurring. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any particular time for purposes of Section 382 of the Code (and our Rights Agreement) may differ from the number of shares that we report as outstanding in our filings with the SEC. In the event that the measures we have taken to help preserve our NOLs prove ineffective and an ownership change occurs, our ability to utilize our NOLs would be negatively impacted, which could have a material adverse impact on our business, financial condition, results of operations and prospects.

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

We may experience seasonal fluctuations that could significantly impact our quarterly operating results. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our casinos and distributed gaming business in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Our Nevada distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the fall due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

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

We depend on a limited number of key personnel to manage and operate our business, including our Chief Executive Officer, our Chief Operating Officer and our Chief Strategy and Financial Officer. We believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of our employees. As a result, we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees or the loss of key employees could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.

As of December 31, 2016, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 51% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support.  Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.

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

There is a limited public market for our common stock. The average daily trading volume in our common stock during the year ended December 31, 2016 was approximately 56,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations, and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

In June 2016, we filed a universal shelf registration statement with the SEC for the future sale of up to $150 million in aggregate amount of common stock, preferred stock, debt securities, warrants and units. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

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

Company Headquarters

We lease a 41,000 square foot building in Las Vegas, Nevada, which houses our company headquarters and a portion of which we have sub-leased. The lease for our office headquarters building is with a related party and expires on July 31, 2025. See Note 16, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties.

Distributed Gaming

We lease our branded tavern locations under noncancelable operating leases. As of December 31, 2016, the terms of our tavern leases ranged from one to 14 years, with various renewal options from one to 15 years. Four of our tavern locations were leased from related parties as of December 31, 2016. See Note 16, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties.

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

ITEM 3.	LEGAL PROCEEDINGS

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

On February 2, 2017, a former employee filed a purported class action lawsuit against us in the District Court of Clark County, Nevada, on behalf of similarly situated individuals employed by us in the State of Nevada. The lawsuit alleges we violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaint seeks, on behalf of the plaintiff and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. This case is at an early stage in the proceedings, and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. Therefore, we have not recorded any amount for the claim as of the date of this filing. While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of this matter, based on management’s current understanding of the relevant facts and circumstances, we believe that these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

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

Our common stock is traded on the NASDAQ Global Market under the ticker symbol GDEN (and formerly under the ticker symbol LACO prior to the Merger). The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by NASDAQ:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
High	$9.44	$11.69	$13.87	$12.94
Low	8.55	9.16	11.50	10.23

2015
High	$7.73	$7.95	$8.36	$9.29
Low	5.77	7.31	7.54	7.81

As of March 15, 2017, there were approximately 236 shareholders of record of our common stock.

Pursuant to the terms of the Merger Agreement, the proceeds received from the sale of the Jamul Note, net of related costs, were distributed on July 14, 2016 in a special dividend of cash in the aggregate amount of approximately $23.5 million to shareholders that held shares as of the Record Date for such dividend (other than shareholders that had waived their right to receive such dividend). See Note 9, Shareholders’ Equity, in the accompanying consolidated financial statements for additional information. Other than the special cash dividend for the net proceeds received from the sale of the Jamul Note, we have neither declared nor paid any cash dividends with respect to our common stock and the current policy of the Board of Directors is to retain all future earnings, if any, for use in the operation and development of our business. The payment of any other cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as our financial condition, results of operations, capital requirements, our general business condition and any other factors deemed relevant by the Board of Directors. In addition, the terms of our Credit Agreement restrict our ability to declare or pay dividends on our common stock.

No repurchases of our common stock were made during the fourth quarter of 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of operations data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Year Ended or As of:
	December 31,	December 31,	December 28,	December 29,	December 30,
	2016(1)	2015(2)	2014(3)	2013(4)	2012
	(In millions, except per share amounts)
Results of Continuing Operations:
Net revenues	$403	$177	$55	$39	$11
Income (loss) from operations	13	18	(24)	13	(7)
Net income (loss) per share — basic	$0.74	$1.45	$(1.86)	$1.41	$0.24
Net income (loss) per share — diluted	$0.73	$1.43	$(1.86)	$1.40	$0.24

Balance Sheet:
Cash and cash equivalents	$47	$69	$35	$38	$32
Total assets	419	379	122	147	120
Total long-term liabilities	172	143	9	10	3
Shareholders’ equity	209	210	108	132	112

(1)

Our results for the year ended December 31, 2016 included the operating results of the Montana Acquisitions from and after the closing dates of the respective transactions. We recorded approximately $47.0 million in net revenues and $1.6 million in net income from the operations of the Montana Acquisitions for the year ended December 31, 2016. Net income for the year ended December 31, 2016 included approximately $2.5 million in preopening expenses related to the Montana Acquisitions and tavern expansion, and a gain on sale of land of $4.5 million was included in 2016 operations. Additionally, net income for the year ended December 31, 2016 included an income tax benefit of $4.3 million attributed primarily to a partial reversal of the valuation allowance on deferred tax assets.

(2)

Our results for the year ended December 31, 2015 included the operating results of Sartini Gaming from and after August 1, 2015, following the consummation of the Merger. We recorded approximately $117.6 million in net revenues and $10.4 million in income from the operations of Sartini Gaming’s distributed gaming and casino businesses for the year ended December 31, 2015. Net income for the year ended December 31, 2015 included approximately $11.5 million in transaction-related expenses related to the Merger and income tax benefit of approximately $10.0 million attributed primarily to the income tax benefit recorded from the reversal of a valuation allowance on deferred tax assets as a result of deferred tax liabilities assumed in the Merger. Our results for the year ended December 31, 2015 also reflected a gain of $23.6 million related to the disposition of the Jamul Note in December 2015.

(3)

Our results for the year ended December 28, 2014 reflected an impairment loss of $21.0 million related to the write-down of our then investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a cost method investee.

(4)

Our results for the year ended December 29, 2013 reflected a recovery of impairment on notes receivable of approximately $17.4 million resulting from the satisfaction and discharge of amounts previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino, and included the operating results of Rocky Gap from May 22, 2013, the date that gaming operations at Rocky Gap commenced.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report on Form 10-K. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements. See “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K for additional information regarding forward-looking statements.

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

During the third quarter of 2015, we redefined our reportable segments to reflect the change in our business following the Merger. As a result of the Merger, we now conduct our business through two reportable operating segments: Distributed Gaming and Casinos. Prior to the Merger, we conducted our business through the following two segments: Rocky Gap and Other. Prior period information has been recast to reflect the new segment structure and present comparative year-over-year results. See Note 17, Segment Information, in the accompanying consolidated financial statements for financial information regarding our segments.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2016, our distributed gaming operations comprised approximately 10,400 gaming devices in approximately 960 locations. In January 2016, we completed the acquisition of approximately 1,100 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations, pursuant to the Initial Montana Acquisition. Additionally, in April 2016, we completed the acquisition of approximately 1,800 gaming devices from a second distributed gaming operator in Montana, as well as amusement devices and other non-gaming assets and the right to operate within certain locations, pursuant to the Second Montana Acquisition; see Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for information regarding the Montana Acquisitions.

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

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages and typically include 15 onsite gaming devices. As of December 31, 2016, we operated 53 taverns, which offered approximately 850 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to locals seeking to avoid the congestion of the Las Vegas Strip. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Brewing Company, Sierra Gold, SG Bar and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos, as well as other establishments licensed to sell liquor for on-premises consumption.

Casinos

We own and operate Rocky Gap in Flintstone, Maryland and, as a result of the Merger, three casinos in Pahrump, Nevada: Pahrump Nugget, Gold Town Casino and Lakeside Casino & RV Park. Pahrump is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. All of our casinos emphasize gaming device play.

We acquired Rocky Gap in August 2012, and converted the then-existing convention center into a gaming facility which opened to the public in May 2013. Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland DNR under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2016, Rocky Gap offered 662 gaming devices, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center that opened in the fourth quarter of 2013.

As of December 31, 2016, our Pahrump Nugget casino offered 453 gaming devices, as well as 11 table games (which include three live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget is our largest property in the Nevada market with approximately 70 hotel rooms. As of December 31, 2016, our Gold Town Casino offered 238 gaming devices and a 125-seat bingo facility. Our Lakeside Casino & RV Park offered 190 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites as of December 31, 2016.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016.

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
	(In thousands)
Net Revenues
Distributed Gaming	$305,792	$103,610	$—
Casinos	97,132	73,245	55,021
Corporate and Other	280	187	151
	403,204	177,042	55,172

Operating Expenses
Distributed Gaming	238,788	80,340	—
Casinos	51,533	40,520	31,915
Corporate and Other	11	9	—
	290,332	120,869	31,915
Selling, general and administrative	68,155	38,708	22,084
Merger expenses	614	11,525	482
Gain on disposition of notes receivable	—	(23,590)	—
(Gain) loss on disposal of property and equipment	54	16	(7)
Gain on sale of investment	—	(750)	(2,391)
Arbitration award costs	—	—	2,530
Impairments and other losses	—	682	20,997
Preopening expenses	2,471	421	—
Executive severance and sign-on bonuses	1,037	—	—
Depreciation and amortization	27,506	10,798	3,513
Total expenses	390,169	158,679	79,123

Income (loss) from operations	13,035	18,363	(23,951)
Total non-operating expense, net	(1,060)	(3,812)	(894)
Income tax benefit	4,325	9,969	—
Net income (loss)	$16,300	$24,520	$(24,845)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Revenues

The increase in net revenues resulted primarily from the inclusion in 2016 of a full year of net revenues related to the distributed gaming and casino businesses acquired on July 31, 2015 in the Merger (compared to five months of the prior year period), as well as the addition of the distributed gaming businesses acquired during the first half of 2016 in the Montana Acquisitions.

The increase in net revenues related to our Distributed Gaming segment resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of a full year of net revenues related to Sartini Gaming’s distributed gaming businesses for the year ended December 31, 2016 as well as net revenues related to the distributed gaming businesses acquired in the Montana Acquisitions, which were consummated during the first half of 2016, and five taverns opened in the Las Vegas Valley during the year. During the year ended December 31, 2016, we recorded $47.0 million of net revenues in our Distributed Gaming segment from the operations of the distributed gaming businesses acquired in the Montana Acquisitions. The Montana Acquisitions added approximately 2,900 gaming devices and over 1,000 amusement games across approximately 300 locations. The net revenues related to our Distributed Gaming segment during the prior year period related solely to Sartini Gaming’s distributed gaming business for the five months subsequent to the completion of the Merger.

The increase in net revenues related to our Casinos segment resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of a full year of net revenues related to Sartini Gaming’s casino businesses for the year ended December 31, 2016 (compared to five months of the prior year period). Sartini Gaming’s casino businesses contributed net revenues of $34.3 million during the year ended December 31, 2016 compared to $14.0 million during the prior year period, which included only five months of operations. Additionally, net revenues at Rocky Gap casino increased $3.7 million compared to the prior year period. At Rocky Gap casino, we expanded our parking capacity to accommodate peak days and increased patron volume, added approximately 31 gaming devices to the casino floor, and revised marketing efforts to cater to our gaming customers.

Operating Expenses

The increase in operating expenses resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of a full year of operating expenses related to Sartini Gaming’s distributed gaming and casino businesses for the year ended December 31, 2016 (compared to five months of the prior year period), and operating expenses from the operations of the distributed gaming businesses acquired in the Montana Acquisitions, which were consummated during the first half of 2016. The increase in operating expenses related to our Distributed Gaming segment was a result of a full year of gaming, food and beverage, rooms and other operating expenses at our taverns and third party locations. The increase in operating expenses in our Casinos segment was related primarily to a full year of gaming, food and beverage and other operating expenses at our Pahrump, Nevada casinos.

Selling, General and Administrative Expenses

The increase in selling, general and administrative (“SG&A”) expenses resulted primarily from the inclusion in 2016 of a full year of SG&A expenses related to the distributed gaming and casino businesses acquired on July 31, 2015 in the Merger, as well as the addition of the distributed gaming businesses acquired during the first half of 2016 in the Montana Acquisitions. For the year ended December 31, 2016, SG&A expenses included payroll and related expenses of $26.4 million (including share-based compensation of $3.9 million), marketing and advertising expenses of $3.5 million, building and rent expense of $15.7 million and professional fees of $5.9 million. Share-based compensation expense increased during the year ended December 31, 2016 due primarily to $0.9 million of additional expense related to the 1,494,475 stock options and 141,296 restricted stock units granted during the year (including reversal of expense for forfeitures), $0.5 million in incremental expense related to the acceleration of unvested stock options related to terminated employees and $0.9 million of incremental expense recorded for the equitable anti-dilutive adjustments made to the exercise prices of outstanding vested and unvested stock options during the period in accordance with our equity incentive plans. For the year ended December 31, 2015, SG&A expenses included payroll and related expenses of $16.0 million (including share-based compensation), marketing and advertising expenses of $3.4 million, building and rent expense of $10.3 million and professional fees of $3.6 million. For the year ended December 31, 2016, corporate-level SG&A was $19.8 million compared to $11.4 million in the prior year period.

Within our Distributed Gaming segment, SG&A expenses were $23.4 million for the year ended December 31, 2016 compared to $9.0 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of a full year of SG&A expenses related to Sartini Gaming’s distributed gaming businesses for the year ended December 31, 2016 (compared to five months of the prior year period), as well as SG&A expenses related to the distributed gaming businesses acquired in the Montana Acquisitions, which were consummated during the first half of 2016. SG&A expenses related to the Montana Acquisitions were approximately $0.8 million due primarily to building and rent expense, as well as professional fees. The majority of the segment’s SG&A expense was derived from insurance and payroll and related costs, as well as building and rent expense specifically at the taverns. The addition of five new taverns during 2016 accounted for incremental SG&A expense for the Distributed Gaming segment compared to the prior year.

Within our Casinos segment, SG&A expenses were $22.0 million for the year ended December 31, 2016 compared to $18.3 million for the prior year period. The increase resulted primarily from the completion of the Merger on July

31, 2015, which resulted in the inclusion of a full year of SG&A expenses related to Sartini Gaming’s Pahrump casinos for the year ended December 31, 2016 (compared to five months of the prior year period). The majority of the SG&A expense at our Pahrump casinos was derived from payroll and related costs, building and rent expense, and promotions for our customers. SG&A expenses at Rocky Gap casino were $13.7 million for the year ended December 31, 2016 compared to $16.4 million for the prior year period. The decrease in SG&A expenses at Rocky Gap was a result of cost reduction efforts in marketing and advertising, building expenses, and payroll and related costs.

Merger Expenses

We incurred approximately $0.6 million in transaction-related costs associated with the Merger and our obligations under the Merger Agreement during the year ended December 31, 2016 compared to $11.5 million during the prior year period. Merger expenses consisted primarily of severance, financial advisor, legal, accounting and consulting costs. We do not expect material transaction-related costs associated with the Merger going forward.

Preopening Expenses

Non-capital costs associated with the opening of tavern and casino locations are expensed as incurred.  Preopening costs consist of labor, food, utilities, training, rent and organizational costs incurred. During the year ended December 31, 2016, preopening expenses were $2.5 million, which related primarily to costs incurred in connection with the Montana Acquisitions and new tavern locations in Las Vegas, Nevada. During the year ended December 31, 2015, preopening expenses were $0.4 million in connection with new tavern locations in Las Vegas, Nevada.

Depreciation and Amortization

Depreciation was $20.2 million for the year ended December 31, 2016 compared to $8.5 million for the prior year period. The increase was due primarily to depreciation of the assets acquired pursuant to the Merger, as well as assets acquired in the Montana Acquisitions. Amortization of intangibles was $7.3 million for the year ended December 31, 2016, which related primarily to intangible assets acquired in the Merger and the Montana Acquisitions, compared to $2.3 million for the prior year period.

Non-Operating Expense, Net

Non-operating expense, net was $1.1 million for the year ended December 31, 2016 compared to $3.8 million for the prior year period. The decrease in non-operating expense, net, was driven primarily by a $3.7 million increase in interest expense compared to the prior year period, related to our entering into the Credit Agreement in July 31, 2015 in connection with the Merger and the level of indebtedness thereunder, offset by a gain on sale of land of $4.5 million. Non-operating expense, net for the prior year period included $1.2 million related to a loss on extinguishment of debt.

Income Taxes

Income tax benefit for the year ended December 31, 2016 was approximately $4.3 million, attributed primarily to a partial release of the valuation allowance.  The release was the result of positive evidence that the Company will more likely than not be able to utilize some of its deferred tax assets. Income tax benefit for the year ended December 31, 2015 was approximately $10.0 million, primarily related to the release of a valuation allowance resulting from the assumption of a $14.7 million net deferred tax liability generated from intangible assets acquired in the Merger. Our effective tax rate was (36.1) % for the year ended December 31, 2016, which differed from the federal tax rate of 35% due to the release in valuation allowance in the fourth quarter of 2016. Our effective tax rate was (68.4)% for the year ended December 31, 2015, which differed from the federal tax rate of 35% due to the $10.2 million release of the valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization.

As of December 31, 2016, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future book income (losses), taxable loss carryforward potential and other factors in reaching the conclusion that the deferred tax assets were expected to be realized, and that therefore, the valuation allowance against the deferred tax assets required adjustment.

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

Selling, General and Administrative Expenses

SG&A expenses were $38.7 million for the year ended December 31, 2015 compared to $22.1 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of five months of SG&A expenses related to Sartini Gaming’s distributed gaming and casino businesses during 2015.

For the year ended December 31, 2015, SG&A expenses included payroll and related expenses of $16.0 million (including share-based compensation), marketing and advertising expenses of $3.4 million, building and rent expense of $10.3 million and professional fees of $3.6 million. For the year ended December 28, 2014, SG&A expenses included payroll and related expenses of $11.3 million (including share-based compensation), marketing and advertising expenses of $2.5 million, building and rent expense of $2.6 million, professional fees of $2.3 million and business development expenses of $0.8 million. For the year ended December 31, 2015, corporate-level SG&A was $11.4 million compared to $7.6 million in the prior year.

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

Disposition of Notes Receivable

In December 2015, we sold our $60.0 million Jamul Note to a subsidiary of Penn National for $24.0 million in cash. We determined the fair value of our notes receivable from the Jamul Tribe to be zero as of December 28, 2014. As a result of the sale of the Jamul Note, we recognized a gain on recovery of impaired notes receivable of approximately $23.6 million during the fourth quarter of 2015.

Gain on Sale of Investment

In January 2015, we sold our 10% ownership interest in Rock Ohio Ventures, a cost basis investee, for approximately $0.8 million. We had previously determined the fair value of our Rock Ohio investment to be zero. As a result of the sale of our interest in Rock Ohio Ventures, we recognized a gain on sale of cost method investment of approximately $0.8 million during the first quarter of 2015.

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

Arbitration Award Costs

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

Preopening Expenses

During the year ended December 31, 2015, preopening expenses were $0.4 million, which related primarily to costs incurred in connection with the opening of new taverns in Las Vegas, Nevada. There were no preopening expenses during the year ended December 28, 2014.

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

Non-Operating Expense, Net

Non-operating expense, net was $3.8 million for the year ended December 31, 2015 compared to $0.9 million for the prior year period. The increase related primarily to $1.8 million in interest expense incurred under the Credit Agreement that we entered into on July 31, 2015, as well as a loss on extinguishment of debt of $1.2 million related to the repayment of our former financing facility with Centennial Bank for Rocky Gap.

Income Taxes

Income tax benefit for the year ended December 31, 2015 was approximately $10.0 million, which related primarily to the reversal of valuation allowances for deferred tax assets resulting from the assumption of $14.7 million of net deferred tax liabilities in the Merger. There was no income tax benefit for the prior year period because there was no remaining potential to carry back losses to prior years and future realization of the benefit was uncertain. Our effective tax rate was (68.4)% for the year ended December 31, 2015, which differed from the federal tax rate of 35% due to the $10.2 million release of the valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization. Our effective tax rate for the year ended December 28, 2014 was 0%, which differed from the federal tax rate of 35% due primarily to the limitation of the income tax benefit due to the uncertainty of its future realization.

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

Non-GAAP Measures

To supplement our consolidated financial statements presented in accordance with United States generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a measure we believe is appropriate to provide meaningful comparison with, and to enhance an overall understanding of, our past financial performance and prospects for the future. We believe Adjusted EBITDA provides useful information to both management and investors by excluding specific expenses and gains that we believe are not indicative of our core operating results. Further, Adjusted EBITDA is a measure of operating performance used by management, as well as industry analysts, to evaluate operations and operating performance and is widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do. A reconciliation of net income (loss) to Adjusted EBITDA is provided in the table below.

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, Merger expenses, share-based compensation expenses, executive severance and sign-on bonuses, impairments and other gains and losses.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
	(In thousands)
Adjusted EBITDA	$48,595	$18,274	$1,443
Merger expenses	(614)	(11,525)	(482)
Disposition of notes receivable	—	23,590	—
Gain (loss) on disposal of property and equipment	(54)	(16)	7
Gain on sale of investment	—	750	2,391
Arbitration award costs	—	—	(2,530)
Impairments and other losses	—	(682)	(20,997)
Share-based compensation	(3,878)	(809)	(270)
Preopening expenses	(2,471)	(421)	—
Executive severance and sign-on bonuses	(1,037)	—	—
Depreciation and amortization	(27,506)	(10,798)	(3,513)
Income (loss) from operations	13,035	18,363	(23,951)
Non-operating income (expense)
Interest expense, net	(6,454)	(2,728)	(1,058)
Loss on extinguishment of debt	—	(1,174)	—
Gain on sale of land held for sale	4,525	—	—
Other, net	869	90	164
Total non-operating expense, net	(1,060)	(3,812)	(894)

Income (loss) before income tax benefit	11,975	14,551	(24,845)
Income tax benefit	4,325	9,969	—
Net income (loss)	$16,300	$24,520	$(24,845)

Liquidity and Capital Resources

As of December 31, 2016, we had $46.9 million in cash and cash equivalents and no short-term investments. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Distributed Gaming and Casinos segments to be adversely affected.

To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In June 2016, we filed a universal shelf registration statement with the SEC for the future sale of up to $150 million in aggregate amount of common stock, preferred stock, debt securities, warrants and units. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

Cash Flows

Net cash provided by operating activities was $37.4 million for the year ended December 31, 2016, compared to $9.3 million for the prior year period, which increase was primarily due to the flow-through effect of higher revenues and decreased Merger expenses, offset by increased interest expense and timing of working capital spending. Operating cash flows increased $8.1 million in 2015 compared to 2014 primarily due to the flow-through effect of higher revenues, as well as the timing of working capital spending.

Net cash used in investing activities was $71.1 million for the year ended December 31, 2016, compared to net cash provided by investing activities of $90.0 million for the prior year period. In 2016, net cash used in investing activities included the acquisition of distributed gaming businesses in Montana and higher capital expenditures for property and equipment. The prior year included the cash acquired in the Merger, proceeds from sales and maturities of short-term investments and sale of the Jamul Tribe notes receivable, partly offset by purchases of short-term investments. In 2014, cash used in investing activities was $2.1 million related primarily to capital expenditures, partially offset by the net purchase, maturity and sales of short-term investments.

Net cash provided by financing activities was $11.4 million for the year ended December 31, 2016, compared to net cash used in financing activities of $65.6 million for the prior year period. Cash provided by financing activities in the current year benefited from net borrowings of $36.5 million under our Credit Agreement, partly offset by the $23.5 million special dividend paid in July 2016. Cash used in financing activities in the prior year was negatively affected by net repayments of $59.6 million under our senior secured credit facilities, debt issuance costs of $2.8 million and $3.4 million related to the repurchase of warrants related to the Merger. Cash used in financing activities in 2014 related primarily to repayments on our senior secured credit facilities.

Credit Agreement

As of December 31, 2016, our senior secured credit facilities under our Credit Agreement consisted of $160.0 million in senior secured term loans (“Term Loans”) and a $50.0 million Revolving Credit Facility (together with the Term Loan facility, the “Facilities”). As of December 31, 2016, we had $150.0 million in principal amount of outstanding Term Loan borrowings and $30.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. The Facilities mature on July 31, 2020.

Borrowings under the Credit Agreement bear interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on our leverage ratio. As of December 31, 2016, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.3%.

Outstanding borrowings under the Term Loans at December 31, 2016 will be repaid in seven quarterly payments of $3.0 million each (commencing on March 31, 2017), followed by four quarterly payments of $4.0 million each (commencing on December 31, 2018), followed by three quarterly payments of $6.0 million each (commencing on December 31, 2019), followed by a final installment of $95.0 million at maturity on July 31, 2020. Any unpaid principal amount of the Revolving Credit Facility is due at maturity. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on our leverage ratio, and accrued based on the average daily amount of the available revolving commitment.

The Credit Agreement is guaranteed by all of our present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

Under the Credit Agreement, we and our subsidiaries are subject to certain limitations, including limitations on our ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the Facilities under certain circumstances if we or any of our subsidiaries sell assets or property, issue debt or receive certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of our equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of our Board of Directors that is not approved by the Board. If we default under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Agreement as of December 31, 2016.

Sale of Jamul Tribe Promissory Note

On December 9, 2015, we sold our $60.0 million Jamul Note to a subsidiary of Penn National for approximately $24.0 million in cash. We determined the fair value of the Jamul Note to be zero as of December 28, 2014. Under the terms of the Merger Agreement and subject to applicable law, we agreed that the proceeds received from the sale of the Jamul Note, net of related costs, would be distributed in a special cash dividend to our shareholders holding shares as of the record date for such dividend (other than shareholders that had waived their right to receive such dividend). Under the terms of the Merger Agreement, Sartini Gaming’s former sole shareholder, for itself and any related party transferees of its shares, waived their right to receive such dividend with respect to their shares (which totaled 7,996,393 shares in the aggregate). Also in connection with the Merger, holders of an additional 457,172 shares waived their right to receive such dividend. On June 17, 2016, our Board of Directors approved and declared the Special Dividend to the eligible shareholders of record on the close of business on the Record Date of June 30, 2016 of cash in the aggregate amount of approximately $23.5 million, which was paid on July 14, 2016. The $1.71 per share amount of the Special Dividend was calculated by dividing the aggregate amount of the Special Dividend by 13,759,374 outstanding shares of common stock held by eligible shareholders on the close of business on the Record Date (rounded down to the nearest whole cent per share).

In connection with the Special Dividend and in accordance with our equity incentive plans approved by our shareholders, equitable anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of our common stock in order to preserve the value of such stock options following the Special Dividend. Accordingly, effective as of the close of business on the dividend payment date of July 14, 2016, the exercise price of each stock option under our equity incentive plans outstanding on the Record Date was reduced by $1.71 per share. See Note 10, Share-Based Compensation, in the accompanying consolidated financial statements for information on our anti-dilutive adjustments to the outstanding stock options.

Other Items Affecting Liquidity

We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Commitments, Capital Spending and Development

We perform on-going refurbishment and maintenance at our facilities, of which certain maintenance costs are capitalized if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We intend to fund such capital expenditures through our Revolving Credit Facility and operating cash flows.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Facilities(1)	$12,000	$13,000	$18,000	$137,000	$—	$—
Interest on long-term debt(2)	5,818	5,420	4,939	2,567	—	—
Maryland DNR lease(3)	425	425	425	425	425	12,998
Gold Town Casino leases(4)	382	388	396	402	409	16,500
Space lease agreements	31,957	25,374	24,740	5,555	2,100	1,450
Related party leases	2,434	2,464	2,476	2,488	2,501	12,243
Other operating leases(5)	10,039	8,914	8,193	8,084	7,444	48,913
Notes payable and capital lease obligations(6)	3,752	862	649	354	94	36
Other obligations(7)	1,000	1,000	—	—	—	—
	$67,807	$57,847	$59,818	$156,875	$12,973	$92,140

(1)

As of December 31, 2016, under the Credit Agreement, we had $150.0 million in principal amount of outstanding Term Loans and $30.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. The Facilities mature on July 31, 2020. See “Liquidity and Capital Resources – Credit Agreement,” above, for a discussion of the Credit Agreement.

(2)

To the extent that applicable interest rates are variable and ultimate amounts borrowed under the Revolving Credit Facility may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on the weighted average effective interest rate at December 31, 2016 until maturity. Includes interest on notes payable.

(3)

In 2012, we entered into a 40-year operating ground lease with the Maryland DNR for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years. Rent payments under the lease include variable amounts based on Rocky Gap gaming revenue and surcharges on amounts billed to and collected from guests. See Note 15, Commitments and Contingencies, in the accompanying consolidated financial statements for information regarding the lease.

(4)	We lease the approximately nine acres of land on which our Gold Town Casino is located from several unrelated parties.
(5)	We lease taverns, equipment and vehicles under noncancelable operating leases. The terms of the tavern leases range from one to 14 years, with various renewal options from one to 15 years.
(6)	Relates to notes payable on equipment purchases and previous tavern acquisitions and our capital lease obligations, including total capital lease interest obligations of $0.1 million.
(7)	Relates to contingent consideration stemming from the Initial Montana Acquisition of up to a total of $2.0 million to be paid in cash in four quarterly payments beginning in September 2017.

Other Opportunities

We may investigate and pursue expansion opportunities in our existing or new markets. Such expansions will be influenced and determined by a number of factors, which may include licensing availability and approval, suitable investment opportunities and availability of acceptable financing. Investigation and pursuit of such opportunities may require us to make substantial investments or incur substantial costs, which we may fund through cash flows from operations or borrowing availability under our Revolving Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that the investigation or pursuit of an opportunity will result in a completed transaction.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the application of the acquisition method of accounting, long-lived assets, goodwill and indefinite-lived intangible assets, revenue recognition and promotional allowances, income taxes and share-based compensation expenses. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements for information regarding our significant accounting policies.

Application of the Acquisition Method of Accounting

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to appropriately allocate the purchase price consideration between assets that are depreciated and amortized from goodwill. Accounting for acquisitions requires that assets acquired and liabilities assumed be recorded at their respective fair values as of the date of acquisition. The fair values of identifiable intangible assets are estimated using both the cost approach and an income approach, including the excess earnings, relief from royalty, cost savings method and the with-and-without methods. This requires our management to make significant estimates in determining the fair values, including market participant assumptions, projected financial information, estimates of expected cash flows, brand recognition, customer attrition rates and discount rates. Given the need for such significant judgments, we may engage the assistance of independent valuation firms. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions believed to be reasonable, but are inherently unpredictable and uncertain. During the measurement period, which is up to one year from the acquisition date, we may record measurement period adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Transaction costs, referred to as Merger expenses if related to the Merger, are expensed as incurred in our consolidated statement of operations.

On July 31, 2015, we acquired Sartini Gaming through the Merger. We have applied the acquisition method of accounting to this business combination and finalized the measurement period during the third quarter of 2016. With regard to the Montana Acquisitions, our estimation of the fair value of the assets acquired, as of the respective dates of the acquisitions, was determined based on certain valuations and analyses that we have yet to finalize, and accordingly, the assets acquired are subject to adjustment once we complete such analyses. We may record adjustments to the carrying value of the assets acquired with a corresponding offset to goodwill during the applicable measurement period, which can be up to one year from the date of the consummation of the relevant acquisition. See Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for information regarding the Merger and Montana Acquisitions.

Long-Lived Assets

Our long-lived assets were carried at $137.6 million as of December 31, 2016, comprising 32.8% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of such assets to the carrying value of the assets. Any such assets are not impaired if the undiscounted future cash flows exceed their carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

A long-lived asset must be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance.

We reconsider changes in circumstances on a frequent basis, as well as whenever a triggering event related to potential impairment has occurred. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as the decision-making criteria used by market participants when evaluating an asset. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods. Given the need for significant judgements in conducting such valuations, we may engage the assistance of independent valuation firms.

In May 2015, we sold our former corporate headquarters office building located in Minnetonka, Minnesota for approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The building was carried at $4.8 million, net of accumulated depreciation, on our consolidated balance sheet as of the date of the sale agreement in March 2015. As a result, we recognized an impairment charge of $0.4 million. No impairment charges related to long-lived assets were recorded in 2016 or 2014. The amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Goodwill and Indefinite-Lived Intangible Assets

We review indefinite-lived intangible assets and goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two-step impairment test. Based on the qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two-step impairment test will be performed.

In the first step of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.

We consider our Nevada and Montana gaming licenses as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely as well as our historical experience in renewing these intangible assets at minimal cost. We consider our trade names related to the Pahrump casinos and taverns as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our casinos and taverns indefinitely under these trade names. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount exceeds their fair value, an impairment loss is recognized. We complete our testing of our intangible assets prior to assessing our goodwill for possible impairment.

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

Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where our reporting units currently operate can result in opportunities for us to expand our operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations’ profitability once competitors become established, as some erosion of revenues occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

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

Our annual goodwill impairment analysis, performed using the qualitative assessment option as of the first day of the fourth quarter of fiscal year 2016, resulted in a conclusion that it was more likely than not that the fair value of our reporting units exceeded their respective carrying values. As a result, we concluded that the two-step goodwill impairment test was not necessary. Additionally, none of our reporting units incurred goodwill impairment charges during 2015. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

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

Share-Based Compensation Expense

We have various share-based compensation programs, which provide for equity awards such as stock options and restricted stock units. We use the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. Management makes several assumptions to determine the inputs into the Black-Scholes option pricing model, including our volatility and expected term assumptions which can significantly affect the fair value of stock options. For restricted stock units, compensation expense is calculated based on the fair market value of our common stock on the date of grant. Changes in the assumptions can materially affect the estimate of the fair value of share-based compensation expense recognized in the consolidated statement of operations.  The extent of the impact will depend, in part, on the extent of awards in any given year. All of our stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies in the accompanying consolidated financial statements for information regarding recently issued accounting pronouncements.

Regulation and Taxes

The distributed gaming and casino industries are subject to extensive regulation by state gaming authorities. Changes in applicable laws or regulations could have a material adverse effect on us.

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

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2016, approximately 97% of our indebtedness for borrowed money accrued interest at a variable rate, which primarily comprised our indebtedness under the Credit Agreement.

As of December 31, 2016, we had $180.0 million in principal amount of outstanding borrowings under the Credit Agreement. Our primary interest rate under the Credit Agreement is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of December 31, 2016, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.3%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $0.9 million over a twelve-month period.

As of December 31, 2016, our investment portfolio included $46.9 million in cash and cash equivalents. As of December 31, 2016, we did not hold any short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Golden Entertainment, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the accompanying Schedule II identified in the Index to Item 15.

We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

As permitted by Securities and Exchange Commission (SEC) Release No. 34-47986 and described in “Management’s Annual Report on Internal Control Over Financial Reporting,” management excluded from its assessment the internal control over financial reporting related to the operations of the Montana Acquisitions (see Note 3 to the consolidated financial statements). Accordingly, as also permitted by Release No. 34-47986, those operations were excluded from the scope of our audit of internal control over financial reporting.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Except as set forth in the preceding paragraph, our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified.  The material weakness consists of the untimely preparation and review of account reconciliations, and related insufficient staffing to compensate for demands during the fourth quarter which were under estimated and partially unanticipated as described in management’s assessment and other information in ITEM 9A CONTROLS AND PROCEDURES.

The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and Schedule II for the year ended December 31, 2016, of the Company, and our opinion on such financial statements and Schedule II was not affected by the adverse opinion on internal control over financial reporting contained in the following paragraph.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and cash flows for each of the years in the three-year period ended December 31, 2016, and the information presented in Schedule II of Item 15, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of its control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, excluding the internal control over financial reporting of the Montana Acquisitions based on the criteria established in Internal Control - Integrated Framework (2013 edition) issued by COSO.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 15, 2017

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$46,898	$69,177
Accounts receivable, net	6,697	3,033
Income taxes receivable	2,340	2,078
Prepaid expenses	9,761	6,005
Inventories	2,605	2,439
Other	1,346	912
Total current assets	69,647	83,644

Property and equipment, net	137,581	114,309

Other assets
Goodwill	105,655	96,288
Customer relationships, net	71,168	57,456
Other intangible assets, net	27,435	23,368
Land held for sale	—	960
Other	7,592	2,759
Total other assets	211,850	180,831
Total assets	$419,078	$378,784

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$15,752	$9,180
Accounts payable	11,739	8,237
Accrued taxes, other than income taxes	3,024	831
Accrued payroll and related	3,478	3,494
Other accrued expenses	3,846	3,604
Total current liabilities	37,839	25,346

Long-term debt, net	167,690	136,918
Deferred income taxes	38	4,471
Other long-term obligations	4,085	1,564
Total liabilities	209,652	168,299
Commitments and contingencies (Note 15)

Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 22,232 and 21,868 common shares issued and outstanding, respectively	223	219
Additional paid-in capital	290,157	283,991
Accumulated deficit	(80,954)	(73,725)
Total shareholders' equity	209,426	210,485
Total liabilities and shareholders' equity	$419,078	$378,784

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Twelve Months Ended
	December 31, 2016	December 31, 2015	December 28, 2014
Revenues
Gaming	$346,039	$148,447	$43,458
Food and beverage	58,659	25,584	6,157
Rooms	7,853	6,814	6,289
Other operating	11,844	5,079	2,452
Gross revenues	424,395	185,924	58,356
Less: Promotional allowances	(21,191)	(8,882)	(3,184)
Net revenues	403,204	177,042	55,172

Expenses
Gaming	248,075	98,268	25,031
Food and beverage	35,355	19,373	4,771
Rooms	1,336	968	694
Other operating	5,566	2,260	1,419
Selling, general and administrative	68,155	38,708	22,084
Merger expenses	614	11,525	482
Disposition of notes receivable	—	(23,590)	—
(Gain) loss on disposal of property and equipment	54	16	(7)
Gain on sale of investment	—	(750)	(2,391)
Arbitration award costs	—	—	2,530
Impairments and other losses	—	682	20,997
Preopening expenses	2,471	421	—
Executive severance and sign-on bonuses	1,037	—	—
Depreciation and amortization	27,506	10,798	3,513
Total expenses	390,169	158,679	79,123
Income (loss) from operations	13,035	18,363	(23,951)

Non-operating income (expense)
Interest expense, net	(6,454)	(2,728)	(1,058)
Loss on extinguishment of debt	—	(1,174)	—
Gain on sale of land held for sale	4,525	—	—
Other, net	869	90	164
Total non-operating expense, net	(1,060)	(3,812)	(894)
Income (loss) before income tax benefit	11,975	14,551	(24,845)
Income tax benefit	4,325	9,969	—
Net income (loss)	16,300	24,520	(24,845)
Other comprehensive income (loss)	—	22	(22)
Comprehensive income (loss)	$16,300	$24,542	$(24,867)

Weighted-average common shares outstanding
Basic	22,135	16,878	13,379
Dilutive impact of stock options	319	225	—
Diluted	22,454	17,103	13,379
Net income (loss) per share
Basic	$0.74	$1.45	$(1.86)
Diluted	$0.73	$1.43	$(1.86)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Accumulated
				Other		Total
	Common stock		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances, December 29, 2013	26,721	$267	$205,212	$—	$(73,400)	$132,079
Issuance of common stock pursuant to share-based compensation awards	56	1	133	—	—	134
Effect of share-based compensation	—	—	270	—	—	270
Other comprehensive loss	—	—	—	(22)	—	(22)
Effect of reverse stock split	(13,388)	(134)	134	—	—	—
Net loss	—	—	—	—	(24,845)	(24,845)
Balances, December 28, 2014	13,389	134	205,749	(22)	(98,245)	107,616
Issuance of common stock pursuant to share-based compensation awards	25	—	168	—	—	168
Effect of share-based compensation	—	—	809	—	—	809
Other comprehensive income	—	—	—	22	—	22
Effect of Merger	8,454	85	77,265	—	—	77,350
Net income	—	—	—	—	24,520	24,520
Balances, December 31, 2015	21,868	219	283,991	—	(73,725)	210,485
Issuance of common stock pursuant to share-based compensation awards	314	3	1,789	—	—	1,792
Effect of share-based compensation	—	—	3,878	—	—	3,878
Share issuance related to business combination	50	1	499	—	—	500
Special Dividend ($1.71 per share)	—	—	—	—	(23,529)	(23,529)
Net income	—	—	—	—	16,300	16,300
Balances, December 31, 2016	22,232	$223	$290,157	$—	$(80,954)	$209,426

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 31,	December 31,	December 28,
	2016	2015	2014
Operating activities
Net income (loss)	$16,300	$24,520	$(24,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,506	10,798	3,513
Amortization of debt issuance costs and accretion of debt discount	732	525	503
Accretion and amortization of discounts and premiums on short-term investments	—	240	276
Share-based compensation	3,878	809	270
(Gain) loss on disposal of property and equipment	54	303	(7)
(Gain) loss on extinguishment of debt	(18)	1,174	—
Gain on sale of land held for sale	(4,525)	—	—
Gain on sale of notes receivable	—	(23,590)	—
Impairments and other losses	—	357	20,997
Deferred income taxes	(4,325)	(10,216)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,151)	1,033	—
Prepaid expenses	(3,810)	2,035	—
Income taxes receivable	(262)	77	—
Other current assets	102	371	84
Accrued taxes, other than income taxes	2,193	6	(23)
Accounts payable and other accrued expenses	2,770	900	517
Other	(49)	—	—
Net cash provided by operating activities	37,395	9,342	1,285
Investing activities
Acquisition of businesses, net of cash acquired	(41,273)	25,539	—
Purchase of property and equipment	(30,634)	(7,946)	(4,516)
Purchase of short-term investments	—	(25,137)	(73,886)
Proceeds from maturities of short-term investments	—	35,175	70,389
Proceeds from disposal of property and equipment	2,985	4,413	258
Proceeds from sales of short-term investments	—	36,182	5,543
Collection on notes receivable	—	23,590	—
Other	(2,198)	(1,767)	67
Net cash provided by (used in) investing activities	(71,120)	90,049	(2,145)
Financing activities
Net borrowings on Revolving Credit Facility	5,000	—	—
Repayments of Term Loans	(8,500)	(204,560)	(1,755)
Proceeds from Term Loans	40,000	145,000	—
Repayments of notes payable	(2,061)	—	—
Dividends paid	(23,529)	—	—
Proceeds from issuance of common stock	1,792	168	134
Payments for debt issuance costs	(500)	(2,803)	—
Principal payments under capital leases	(756)	—	—
Warrant repurchase	—	(3,435)	—
Net cash provided by (used in) financing activities	11,446	(65,630)	(1,621)
Cash and cash equivalents
Net increase (decrease) for the year	(22,279)	33,761	(2,481)
Balance, beginning of year	69,177	35,416	37,897
Balance, end of year	$46,898	$69,177	$35,416
Supplemental cash flow disclosures
Cash paid during the period for interest	$5,721	$2,321	$701
Cash paid for income taxes	260	170	—
Non-cash investing and financing activities
Notes payable issued for property and equipment	$721	$2,838	$—
Equipment acquired under capital lease obligations	2,726	—	—
Common stock issued in connection with acquisition	500	77,350	—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Golden Entertainment, Inc. and its wholly owned subsidiaries (collectively, the “Company”) is a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations. On July 31, 2015, the Company acquired Sartini Gaming, Inc. (“Sartini Gaming”) through the merger of a wholly owned subsidiary of the Company with and into Sartini Gaming, with Sartini Gaming surviving as a wholly owned subsidiary of the Company (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in the Company’s results subsequent to that date. In connection with the Merger, the Company’s name was changed from Lakes Entertainment, Inc. to Golden Entertainment, Inc. The Company’s common stock continues to be traded on the NASDAQ Global Market, and the Company’s ticker symbol was changed from “LACO” to “GDEN” effective August 4, 2015. See Note 3, Merger and Acquisitions, for information regarding the Merger.

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

On January 29, 2016, the Company completed the acquisition of approximately 1,100 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). Additionally, on April 22, 2016, the Company completed the acquisition of approximately 1,800 gaming devices from a second distributed gaming operator in Montana, as well as amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition” and, together with the Initial Montana Acquisition, the “Montana Acquisitions”). See Note 3, Merger and Acquisitions, for information regarding the Montana Acquisitions.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates also include preliminary estimates of values assigned to assets acquired and liabilities assumed in connection with business combinations, including conclusions of useful lives, separate entity values and underlying valuation metrics and methods. These preliminary estimates could change significantly during the measurement period which can remain open for up to one year after the closing date of the business combination. See Note 3, Merger and Acquisitions, for further information regarding the Company’s business combinations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Additionally, certain minor reclassifications have been made to the prior year period amounts to conform to the current presentation.

Effective September 10, 2014, the Company implemented a 1-for-2 reverse split of its common stock where each two shares of issued and outstanding common stock were converted into one share of common stock. The reverse split reduced the number of shares of the Company’s common stock outstanding from approximately 26.8 million to

13.4 million at such date. The par value of the common stock remains at $0.01 per share and the number of authorized shares of common stock decreased from 200 million to 100 million. Proportional adjustments were also made to the Company’s outstanding stock options. All share information presented in this Annual Report on Form 10-K gives effect to the reverse stock split.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. A significant amount of the Company’s property and equipment was acquired through business acquisitions and therefore was initially recognized at fair value on the effective dates of the transactions. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and site improvements	5 - 45 years
Furniture and equipment	1 - 15 years
Leasehold improvements	1 - 28 years

The Company owns parcels of land and performs an impairment analysis on the land it owns at least quarterly to determine if an impairment has occurred.

Goodwill and Intangible Assets

Goodwill represents the purchase price in excess of fair values assigned to the underlying net assets of the acquired company. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill is not amortized but instead is tested for impairment annually. Intangible assets with finite lives are amortized using the straight-line method over the periods estimated to be benefited. Finite-lived intangible assets are also reviewed for impairment if facts and circumstances warrant. Impairment tests are performed on October 1st of each year, or more frequently when negative changes in circumstances are experienced. No indicators of possible impairment have been identified and no impairment charges have been recorded.

Rewards Programs

The Company has established a Rewards Club promotional program at Rocky Gap to encourage repeat business from frequent customers. Rewards Club casino player relationships represent loyalty program members who earn points based on play and amounts spent on the purchase of rooms, food, beverage and resort activities, such points are redeemable for complimentary slot play and free goods and services at Rocky Gap’s hotel, restaurants, spa and golf course.

The Company also offers a Gold Mine Rewards promotional program at its Nevada casinos to encourage repeat business from frequent customers. The close proximity of the Company’s three Nevada casino properties allows it to leverage the convenience of a one-card player rewards system, where reward points and other benefits can be earned and redeemed across all three of the Company’s Nevada casinos via a single card. Gold Mine Rewards casino player relationships represent loyalty program members who earn points based on play and retail purchases, which are redeemable for food, beverages and hotel rooms, among other items.

In its Distributed Gaming segment, the Company offers a Golden Rewards promotional program for its taverns. Golden Rewards tavern player relationships represent loyalty program members who earn points based on play and amounts spent on the purchase of food and beverage, which points are redeemable for complimentary slot play, food and beverages, among other items.

The Company records a liability based on the value of points earned, less an estimate for points not expected to be redeemed (“breakage”). The Company records net points earned for complimentary gaming play as a reduction to gaming revenue and points earned for free goods and services as promotional allowances. Historical data is used to assist in the determination of the estimated accruals.  The Rewards Club, Gold Mine Rewards and Golden Rewards point accrual are included in current liabilities on the Company’s consolidated balance sheet.

Long-Term Debt, Net

Long-term debt, net is reported as the outstanding debt amount net of unamortized debt issuance costs, which include legal and other direct costs related to the issuance of the Company’s outstanding debt, is recorded as a direct reduction to the face amount of the Company’s outstanding debt. The debt issuance costs are accreted to interest expense using the effective interest method over the contractual term of the underlying debt. In the event that the Company’s debt is modified, repurchased or otherwise reduced prior to its original maturity date, the Company ratably reduces the unamortized debt issuance costs and discount and records a loss on extinguishment of debt.

Revenue Recognition and Promotional Allowances

The Company generally enters into three types of gaming device placement contracts as part of the distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, the Company pays a fixed monthly rental fee for the right to install, maintain and operate the Company’s gaming devices at a business location. Under these agreements, the Company recognizes all gaming revenue and records fixed monthly rental fees as gaming expenses in the consolidated statement of operations. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s gaming devices placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, the Company holds the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. In Montana, the Company’s gaming and amusement device placement contracts are all revenue share agreements.

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

Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from customers and remitted to governmental authorities are presented on a net basis. Accounts receivable deemed uncollectible are charged off through a provision for uncollectible accounts. No material amounts were deemed uncollectible during fiscal years 2016, 2015 or 2014.

Gaming Taxes

Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and video lottery terminals in operation during the year. The Company’s Pahrump casinos are subject to taxes based on gross gaming revenues and pay annual fees based on the number of slot machines and table games licensed during the year. Additionally, in Nevada, the Company’s distributed gaming operations are subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that have grandfathered rights to more than 15 gaming devices for play, and/or annual and quarterly fees at all tavern and third party distributed gaming locations. The Company’s distributed gaming operations in Montana are subject to taxes based on the Company’s share of gross gaming revenue.  These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes and licenses were $35.7 million, $24.2 million and $20.2 million for fiscal years 2016, 2015 and 2014, respectively.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses, which are primarily included in selling, general and administrative expenses, were $2.6 million, $3.4 million and $2.5 million for fiscal years 2016, 2015 and 2014, respectively.

Share-Based Compensation Expense

The Company has various share-based compensation programs, which provide for equity awards including stock options and restricted stock units. The Company uses the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. For restricted stock units, compensation expense is calculated based on the fair market value of the Company’s common stock on the date of grant. All of the Company’s share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See Note 10, Share-Based Compensation, for additional discussion.

Income Taxes

The determination of the Company’s income tax-related account balances requires the exercise of significant judgment by management. Accordingly, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is not likely. The Company establishes assets and liabilities for uncertain tax positions taken or expected to be taken in income tax returns using a more-likely-than-not recognition threshold.

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

Recent Accounting Pronouncements

Changes to generally accepted accounting principles in the United States are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. While management continues to assess the possible impact on the Company's consolidated financial statements of the future adoption of new accounting standards that are not yet effective, management currently believes that the following new standards may have a material impact on the Company’s financial statements and disclosures:

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition model, ASU 2014-09, Revenue from Contracts with Customers which created a new Topic 606 (“ASC 606”). The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. We anticipate adopting this standard effective January 1, 2018. We are currently in the process of our analysis and anticipate this standard will have a material effect on our consolidated financial statements. As described below, we expect the most significant effect will be related to the accounting for customer loyalty programs and casino promotional allowances. However, the quantitative effects of these changes have not yet been determined and are still being analyzed. We are currently assessing the full effect the adoption of this standard will have on our financial statements.

The customer loyalty programs affect revenues from our four core business operations: gaming, food and beverage, rooms and other operations. Currently, the Company estimates the cost of fulfilling the redemption of player rewards, after consideration of breakage, based upon the cost of historical redemptions. Upon adoption of the new guidance, player rewards will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when player rewards are redeemed.

Additionally, we expect to see a significant decrease in food and beverage and room revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation.

No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company's financial statements.

Note 3 – Merger and Acquisitions

Montana Acquisitions

On January 29, 2016, the Company completed the Initial Montana Acquisition, which involved the acquisition of approximately 1,100 gaming devices, as well as certain other non-gaming assets and the right to operate within certain locations, from C. Lohman Games, Inc., Rocky Mountain Gaming, Inc. and Brandy’s Shoreliner Restaurant, Inc., for total consideration of $20.1 million, including the issuance of $0.5 million of the Company’s common stock (comprising 50,252 shares at fair value at issuance of $9.95 per share). In connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments. See Note 14, Financial Instruments and Fair Value Measurements, for further discussion regarding the estimated fair value of the contingent consideration. The preliminary allocation of the $20.1 million purchase price to the assets acquired as of January 29, 2016 includes $1.7 million of cash, $2.4 million of property and equipment, $14.2 million of intangible assets and $1.9 million of goodwill. The preliminary amounts assigned to intangible assets include customer relationships of $9.8 million with an economic life of 15 years, non-compete agreements of $3.9 million with an economic life of five years and trade names of $0.5 million with an economic life of four years.

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

The Company reports the results of operations from each of the Montana Acquisitions, subsequent to their respective closing dates, within its Distributed Gaming segment. For the year ended December 31, 2016, net revenues from the Montana Acquisitions totaled $47.0 million. For the year ended December 31, 2016, transaction-related costs for the Montana Acquisitions totaled $0.5 million and were included in preopening expenses. The Company may incur additional transaction-related costs related to the Montana Acquisitions in future periods. Pro forma information is not being presented as there is no practicable method to calculate pro forma earnings given that the Montana Acquisitions were asset purchases that represented only a component of the businesses of the sellers. As a result, historical financial information obtained would have required significant estimates.

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

•

further analyzed the trade names acquired as part of the Merger, which were originally given 10 year useful lives, and concluded that the trade names are indefinite-lived. An adjustment to reverse $0.2 million of amortization for the trade names in the third quarter of 2015 was recorded during the fourth quarter of 2015;

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

Allocation

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

The amounts assigned to intangible assets by category as of July 31, 2015 are summarized in the table below (in thousands):

	Remaining Useful Life (Years)	Amount Assigned
Trade names	Indefinite	$12,200
Player relationships	8-14	7,300
Customer relationships	13-16	59,200
Gaming licenses	Indefinite	960
Other intangible assets	2-10	800
Total intangible assets		$80,460

The trade names acquired encompass the various trade names utilized by the three casinos located in Pahrump, Nevada: Pahrump Nugget Hotel, Gold Town Casino and Lakeside Casino & RV Park. Additionally, the acquired branded taverns utilize various trade names to market and create brand identity for their services and for marketing purposes, including: PT’s Pub, PT’s Gold, Sierra Gold and Sean Patrick’s. The trade names for the Pahrump casinos and taverns have indefinite lives.

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

Estimated future amortization expense related to the finite-lived intangible assets acquired in the Merger is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Estimated amortization expense	$4,965	$4,877	$4,877	$4,877	$4,877	$35,705

See Note 14, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the tangible and intangible assets acquired through the Merger.

Credit Agreement

In connection with the Merger, the Company entered into a Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”) to refinance the outstanding senior secured indebtedness of Sartini Gaming and the Company’s financing facility with Centennial Bank. See Note 7, Debt, for a discussion of the Credit Agreement and associated refinancing.

Selected Financial Information Related to the Acquiree

The consolidated financial position of Sartini Gaming is included in the Company’s consolidated balance sheet as of December 31, 2016 and December 31, 2015. Sartini Gaming’s consolidated results of operations and cash flows are included in our consolidated financial statements for the year ended December 31, 2016 and for the period from August 1, 2015 through December 31, 2015. During the year ended December 31, 2016, the Company recorded $293.1 million in net revenues and $26.1 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses. From August 1, 2015 through December 31, 2015, the Company recorded $117.6 million in net revenues and $10.4 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses. Total assets related to Sartini Gaming’s distributed gaming and casino businesses were approximately $244.3 million and $72.6 million, respectively, as of December 31, 2016, compared to approximately $221.6 million and $76.7 million, respectively, as of December 31, 2015. The assets acquired consisted primarily of property and equipment and intangible assets, including goodwill.

Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the years ended December 31, 2015 and December 28, 2014 are presented as if the Merger had occurred at the beginning of each period presented:

	Twelve Months Ended
	December 31, 2015	December 28, 2014
	(In thousands, except per share data)
Pro forma combined net revenues	$345,437	$335,631
Pro forma combined net income (loss)	27,645	(38,426)

Pro forma combined net income (loss) per share:
Basic	$1.27	$(1.76)
Diluted	$1.25	$(1.76)

Weighted average common shares outstanding:
Basic	21,848	21,833
Diluted	22,073	21,833

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

•	reflects the impact of issuance of 8,453,565 shares of the Company’s common stock in connection with the Merger based on the final pre-Merger values;
•	reflects $11.5 million and $0.5 million of transaction-related costs associated with the Merger for the years ended December 31, 2015 and December 28, 2014, respectively;
•

reflects the elimination of the warrants issued by a subsidiary of Sartini Gaming, which were purchased for $3.4 million in cash and for 457,172 shares of the Company’s common stock (equivalent to $4.2 million based on the Merger per share price); and

•

reflects the elimination of approximately $10.0 million of tax benefit during the year ended December 31, 2015, related to the assumption of a net deferred tax liability generated from the intangible assets acquired in the Merger.

Note 4 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

	December 31, 2016	December 31, 2015
	(In thousands)
Land	$12,470	$12,470
Building and site improvements	77,515	67,984
Furniture and equipment	75,740	45,840
Construction in process	5,246	1,833
Property and equipment	170,971	128,127
Less: Accumulated depreciation	(33,390)	(13,818)
Property and equipment, net	$137,581	$114,309

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

Depreciation expense for property and equipment, including capital leases, totaled $20.2 million, $8.5 million, and $3.4 million for 2016, 2015, and 2014, respectively.

Note 5 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net, consist of the following:

	Weighted Average Life Remaining as of December 31, 2016	December 31, 2016	December 31, 2015
		(In thousands)
Goodwill:
Distributed Gaming		$97,859	$79,208
Casinos		7,796	17,080
Total Goodwill		$105,655	$96,288

Indefinite-lived intangible assets:
Gaming licenses		$960	$960
Trade names		12,200	12,200
Other		110	50
Total Indefinite-lived intangible assets		$13,270	$13,210

Finite-lived intangible assets:
Customer relationships	13.2 years	$78,100	$59,200
Less: Accumulated amortization		(6,932)	(1,744)
		71,168	57,456
Player relationships	10.4 years	7,300	7,600
Less: Accumulated amortization		(910)	(279)
		6,390	7,321
Gaming license	11.4 years	2,100	2,100
Less: Accumulated amortization		(508)	(367)
		1,592	1,733
Non-compete agreements	4.0 years	6,000	300
Less: Accumulated amortization		(1,168)	(63)
		4,832	237
Other intangible assets	9.5 years	1,648	948
Less: Accumulated amortization		(297)	(81)
		1,351	867

Total finite-lived intangible assets, net		85,333	67,614
Total intangible assets, net		$98,603	$80,824

Goodwill represents the original goodwill allocation related to the Merger and final adjustments to purchase price allocations during the measurement period and the original goodwill allocations related to the Montana Acquisitions. The impact of the final purchase price allocation adjustments related to the Merger on the Company's results of operations and financial position was immaterial. The Company may continue to record adjustments to the carrying value of assets acquired with a corresponding offset to goodwill during the measurement period related to the Montana Acquisitions, which can be up to one year from the date of the consummation of the acquisitions. See Note 3, Merger and Acquisitions, for a description of the intangible assets acquired through the Merger and the Montana Acquisitions.

The Rocky Gap gaming license is being amortized over its 15 year term.

Total amortization expense related to intangible assets was $7.3 million, $2.3 million and $0.1 million for 2016, 2015, and 2014, respectively. Estimated future amortization expense related to intangible assets, which includes acquired intangible assets recorded on a preliminary basis, is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Estimated amortization expense	$7,698	$7,610	$7,610	$7,463	$6,481	$48,471

Note 6 – Cost Method Investments

Investment in Rock Ohio Ventures, LLC

As of December 28, 2014, the Company had a 10% ownership interest in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately held company that owned interests in various casino and racetrack properties. The Company’s $21.0 million investment in Rock Ohio Ventures was accounted for using the cost method since the Company owned less than 20% of the entity and did not have the ability to significantly influence the operating and financial decisions of the entity. During the third quarter of 2014, this investment was determined to have experienced an other-than-temporary impairment and was reduced to its estimated fair value of zero using unobservable (Level 3) inputs including the discount cash flow and comparable public company approaches to value. As a result, the Company recognized an impairment loss of $21.0 million, which is included in impairments and other losses in the accompanying consolidated statement of operations for the year ended December 28, 2014.

In January 2015, the Company sold all of its interest in Rock Ohio Ventures for approximately $0.8 million. Since this investment had been written down to zero, the Company accounted for the receipt of this payment as a gain on sale of investment.

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

Note 7 – Debt

Credit Agreement

As of December 31, 2016, the Company’s senior secured credit facilities under the Credit Agreement consisted of $160.0 million in senior secured term loans (“Term Loans”) and a $50.0 million Revolving Credit Facility (together with the Term Loan facility, the “Facilities”). As of December 31, 2016, the Company had $150.0 million in principal amount of outstanding Term Loan borrowings and $30.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility. The Facilities mature on July 31, 2020.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on the Company’s leverage ratio. As of December 31, 2016, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Agreement was approximately 3.3%.

Outstanding borrowings under the Term Loans at December 31, 2016 will be repaid in seven quarterly payments of $3.0 million each (commencing on March 31, 2017), followed by four quarterly payments of $4.0 million each (commencing December 31, 2018), followed by three quarterly payments of $6.0 million each (commencing December 31, 2019), followed by a final installment of $95.0 million at maturity on July 31, 2020. Any unpaid principal amount of the Revolving Credit Facility is due at maturity. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on the Company’s leverage ratio, and accrued based on the average daily amount of the available revolving commitment.

The Credit Agreement is guaranteed by all of the Company’s present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of the Company’s and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

Under the Credit Agreement, the Company and its subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Facilities under certain circumstances if the Company or any of its subsidiaries sells assets or property, issues debt or receives certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of the Company’s equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of the Company’s Board of Directors that is not approved by the Board. If the Company defaults under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Agreement as of December 31, 2016.

Rocky Gap Financing Facility

In December 2012, the Company closed on a $17.5 million financing facility with Centennial Bank (the “Rocky Gap Financing Facility”) to finance a portion of Rocky Gap project costs. In connection with the entry into the Credit Agreement on July 31, 2015 and the borrowings thereunder, on July 31, 2015 the Company repaid all principal amounts outstanding under the Rocky Gap Financing Facility, which amounted to approximately $10.7 million, together with accrued interest. In connection with such repayment, the Company terminated the Rocky Gap Financing Facility. As a result of the payoff of the Rocky Gap Financing Facility, the Company recognized a loss on extinguishment of debt of $1.2 million, related to the unamortized discount under the facility, during the year ended December 31, 2015.

Summary of Outstanding Debt

Long-term debt, net of current portion and debt issuance costs, is comprised of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Term Loans	$150,000	$118,500
Revolving Credit Facility	30,000	25,000
Capital lease obligations	1,970	—
Notes payable	3,777	5,135
Total debt	185,747	148,635
Less: Unamortized debt issuance costs	(2,305)	(2,537)
	183,442	146,098
Less: Current portion	(15,752)	(9,180)
Long-term debt, net	$167,690	$136,918

Future Principal Payments on Long-Term Debt

The aggregate principal payments due on long-term debt as of December 31, 2016 are as follows (in thousands):

2017	$15,752
2018	13,862
2019	18,649
2020	137,354
2021	94
Thereafter	36
$185,747

Note 8 – Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
	(In thousands)
Food and beverage	$18,324	$6,633	$498
Rooms	2,263	2,035	2,529
Other	604	214	157
Total promotional allowances	$21,191	$8,882	$3,184

The estimated cost of providing these promotional allowances, which is primarily included in gaming expenses, was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
	(In thousands)
Food and beverage	$12,485	$2,263	$234
Rooms	818	608	655
Other	367	205	122
Total estimated cost of promotional allowances	$13,670	$3,076	$1,011

Note 9 – Shareholders’ Equity

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

Note 10 – Share-Based Compensation

Overview

On August 27, 2015, the Board of Directors of the Company approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which was approved by the Company’s shareholders at the Company’s 2016 annual meeting. The 2015 Plan authorizes the issuance of stock options, restricted stock, restricted stock units (“RSUs”), dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board in its sole discretion. The annual increase on January 1, 2016 was 874,709 shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares.

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. There were 2,930,165 stock options outstanding under the 2015 Plan as of December 31, 2016, of which 599,446 had vested. There were 141,296 RSUs outstanding under the 2015 Plan as of December 31, 2016, none of which had vested. As of December 31, 2016, a total of 53,248 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. There were 461,114 stock options outstanding under the 2007 Plan as of December 31, 2016, of which 399,827 had vested. As of December 31, 2016, a total of 221,348 shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

The Company also has a 1998 Stock Option and Compensation Plan (the “1998 Plan”). There were 11,202 stock options outstanding under this plan as of December 31, 2016, all of which were fully vested. No additional options will be granted under the 1998 Plan.

Share-based compensation expense related to stock options was $3.9 million, $0.8 million and $0.3 million for fiscal years 2016, 2015 and 2014, respectively. In connection with the Special Dividend discussed in Note 9, Shareholders’ Equity, and in accordance with the Company’s equity incentive plans approved by the Company’s shareholders, equitable anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of Company common stock, in order to preserve the value of such stock options following the Special Dividend.  Accordingly, effective as of the close of business on July 14, 2016, the exercise price of each outstanding stock option granted prior to the Record Date under the 2015 Plan, the 2007 Plan and the 1998 Plan (collectively, the “Adjusted Options”) was reduced by $1.71 per share. The weighted average exercise price of the Adjusted Options presented in the table below have been adjusted accordingly. The Adjusted Options had a weighted average exercise price of $7.04 per share after giving effect to such anti-dilutive adjustments. The Adjusted Options have varying remaining terms, which were not affected by the adjustments. The Company measured the incremental compensation cost as the excess of the fair value of the Adjusted Options immediately following such anti-dilutive adjustments over the fair value of the Adjusted Options immediately prior to such anti-dilutive adjustments. Of the 2,337,643 Adjusted Options, 1,908,070 were unvested and 429,573 were vested at the time of the adjustment. The incremental fair value related to the unvested Adjusted Options resulting from the anti-dilutive adjustments was estimated to be $1.7 million, which will be recorded over the remaining vesting period of such Adjusted Options. The incremental fair value related to the vested Adjusted Options resulting from the anti-dilutive adjustments, determined using the Black-Scholes option pricing model, was $0.7 million and was recorded as share-based compensation expense during the third quarter of 2016.

For fiscal years 2016, 2015 and 2014, no income tax benefit was recognized in the Company’s consolidated statements of operations for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

Stock Options

The following table summarizes stock option activity for fiscal years 2016, 2015 and 2014:

	Number of Common Shares		Weighted-
	Options		Average
	Outstanding	Exercisable	Exercise Price
Balance at December 31, 2015	2,419,529	724,529	$8.16
Granted	1,494,475		12.03
Options Subject to Anti-Dilutive Adjustments	(2,337,643)		8.75
Options Subject to Anti-Dilutive Adjustments	2,337,643		7.04
Exercised	(313,500)		5.72
Cancelled	(198,023)		8.10
Balance at December 31, 2016	3,402,481	411,029	$9.02

Balance at December 28, 2014	755,617	616,792	$6.09
Granted	1,695,000		9.07
Exercised	(25,088)		9.62
Cancelled	(6,000)		9.19
Balance at December 31, 2015	2,419,529	724,529	$8.16

Balance at December 29, 2013	798,171	585,769	$5.97
Forfeited/cancelled/expired	(25,211)		5.19
Exercised	(28,343)		4.73
Granted	11,000		9.18
Balance at December 28, 2014	755,617	616,792	$6.09

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. The Company’s determination of fair value of share-based option awards on the date of grant using the Black-Scholes option pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

•	Expected dividend yield — As the Company has not historically paid dividends, with the exception of the Special Dividend, the dividend rate variable used in the Black-Scholes model is zero.
•

Risk-free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•

Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to December 31, 2016. Management believes historical data is reasonably representative of future exercise behavior.

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

The following assumptions were used to estimate the fair value of stock options granted during fiscal years 2016, 2015 and 2014:

	2016	2015	2014
Expected dividend yield	—	—	—
Risk-free interest rate	1.43 – 2.40%	2.18 – 2.36%	2.39 – 2.88%
Expected term (in years)	10	10	10
Expected volatility	24.03 – 26.95%	27.24 – 27.60%	32.87 – 39.35%

As of December 31, 2016, the outstanding stock options had a weighted-average remaining contractual life of 7.9 years, weighted-average exercise price of $9.02 and an aggregate intrinsic value of $11.0 million. As of December 31, 2016, the outstanding stock options that were then exercisable had a weighted-average remaining contractual life of 1.7 years, a weighted-average exercise price of $4.50 and an aggregate intrinsic value of $3.1 million. The total intrinsic value of stock options exercised during fiscal years 2016, 2015 and 2014 was $1.8 million, $0.1 million and $0.1 million, respectively. The weighted-average grant-date fair value of stock options granted during fiscal years 2016, 2015 and 2014 was $4.80, $3.72 and $4.65 per share, respectively.

As of December 31, 2016, the Company’s unrecognized share-based compensation expense related to stock options was approximately $10.5 million, which is expected to be recognized over a weighted-average period of 3.2 years.

The Company issues new shares of common stock upon exercise of stock options.

Restricted Stock Units

The Company granted 141,296 RSUs during the year ended December 31, 2016 with a weighted average grant-date fair value of $12.57 per share. As of December 31, 2016, there was $1.6 million of unamortized compensation related to unvested RSUs which is expected to be recognized over a weighted-average period of 0.9 years. There was no RSU activity during the years ended December 31, 2015 and December 28, 2014.

Note 11 – Net Income (Loss) per Share of Common Stock

For all periods, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Weighted-average shares related to potentially dilutive stock options of 385,551, 586,589 and 755,617 for fiscal years 2016, 2015 and 2014, respectively, were not used to compute diluted net income (loss) per share because the effects would have been anti-dilutive.

Note 12 – Income Taxes

A summary of income tax expenses (benefit) follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
	(In thousands)
Current:
Federal	$—	$247	$—
State	—	—	—
	—	247	—
Deferred:
Federal	$(4,091)	$(8,939)	$—
State	(234)	(1,277)	—
	(4,325)	(10,216)	—
Income tax benefit	$(4,325)	$(9,969)	$—

 Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income (loss) before income tax benefit is summarized as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income taxes	2.0	6.9	—
State tax credit	(45.9)	—	—
State rate adjustment	2.1	—	—
Permanent tax differences – Merger expenses	—	11.4	(0.1)
Permanent tax differences – Investment in unconsolidated investee	—	9.8	—
Permanent tax differences – Other	2.4	1.4	—
Purchase price allocation adjustment – Merger	3.7	—	—
Change in valuation allowance	(34.8)	(131.1)	(34.9)
FICA credit generated	(4.7)	—	—
Other, net	4.1	(1.8)	—
	(36.1)%	(68.4)%	—%

The Company’s current and non-current deferred tax assets and (liabilities) are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Current:
Accruals and reserves	$1,144	$1,326
Transaction costs	—	81
Prepaid services	(1,034)	(897)
Net operating loss carryforwards	—	9,917
	$110	$10,427
Non-current:
Development costs	$5	$2,885
Share-based compensation expense	2,366	1,550
Amortization of intangible assets	(20,024)	(19,834)
Depreciation of fixed assets	(925)	—
Alternative minimum tax credit carryforward	1,468	1,420
General business credit carryforward	481	—
State tax credits	5,500	—
Net operating loss carryforwards	28,025	21,696
Other	1,065	2,978
	17,961	10,695
Valuation allowances	(18,109)	(25,593)
	$(38)	$(4,471)

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.  The Company's financial results include the reversal of a portion of the valuation allowance recorded against the deferred tax assets of the Company. This reversal resulted in the recognition of a $4.3 million income tax benefit.  The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company has now concluded that, as of December 31, 2016, it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets. This conclusion, and the resulting partial reversal of the deferred tax asset valuation allowance, is based upon consideration of several factors, including the Company's completion of five consecutive quarters of profitability, its demonstrated ability to meet or exceed budgets, and its forecast of future profitability.

As of December 31, 2016, the Company had approximately $75.7 million of federal net operating loss carryforwards, which will begin to expire in 2032. Additionally, the Company had deferred tax assets of approximately $1.5 million related to Alternative Minimum Tax credits and approximately $0.5 million related to general business credits. The general business credit carryforward expires in 2036, while the Alternative Minimum Tax credits can be carried forward indefinitely.

During the second quarter of 2015, the Company was notified by the state of California that its audit of the Company for the 2010 tax year had been completed and resulted in no adjustments.

During the fourth quarter of 2016, the Company completed an IRS audit for the 2009 through 2013 tax years. The impact of the audit was not material and has been reflected in the financial statements. The 2014 and 2015 tax years are still subject to examination.

Note 13 – Employee Retirement Plan

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

The Company also inherited a qualified defined contribution employee savings plan through the Merger for all employees previously employed by Sartini Gaming. The savings plan for those former Sartini Gaming employees allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Beginning on August 1, 2015, the Company matched employee contributions for this plan up to a maximum of 1% of participating employees’ gross wages. Company contributions are vested over a five-year schedule.

Including the contributions for both plans, the Company contributed approximately $0.3 million, $0.2 million and $0.2 million during fiscal years 2016, 2015 and 2014, respectively.

Note 14 – Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and payable and debt.

For the Company’s cash and cash equivalents, accounts receivable and payable, short-term borrowings, and accrued and other current liabilities, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of December 31, 2016 and December 31, 2015, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

In connection with the Montana Acquisitions, the Company preliminarily recognized the acquired assets at fair value. All amounts were recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values. Additionally, in connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments based upon the availability of certain gaming machines and, if applicable, the performance of replacement games. The fair value of the Company’s contingent consideration recorded in connection with the Initial Montana Acquisition was estimated to be $2.0 million as of December 31, 2016 and is recorded in “Other accrued expenses” and “Other long-term obligations” on the Company’s consolidated balance sheet. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company. See Note 3, Merger and Acquisitions, for a discussion of the Montana Acquisitions.

Balances Measured at Fair Value on a Non-recurring Basis

Land, land improvements and building and improvements acquired in connection with the Merger were measured using unobservable (Level 3) inputs at an estimated fair value of $37.8 million. This fair value estimate was calculated considering each of the three generally accepted valuation methodologies including the cost, the sales comparison and the income capitalization approaches. Significant inputs included consideration of highest and best use, replacement cost, recent transactions of comparable properties and the properties’ ability to generate future benefits.

Leasehold improvements, furniture, fixtures and equipment, and construction in process acquired in connection with the Merger were measured using unobservable (Level 3) inputs at an estimated fair value of $45.4 million. Property and equipment acquired in connection with the Montana Acquisitions were measured using unobservable (Level 3) inputs at an estimated fair value of $7.8 million for the Second Montana Acquisition and $2.4 million for the Initial Montana Acquisition. This fair value estimate was calculated with primary reliance on the cost approach with secondary consideration being placed on the market approach. Significant inputs included consideration of highest and best use, replacement cost and market comparables.

The identified intangible assets acquired in connection with the Second Montana Acquisition, Initial Montana Acquisition and Merger have been valued, on a preliminary basis with respect to the Montana Acquisitions, using unobservable (Level 3) inputs at a fair value of $11.1 million, $14.2 million and $80.5 million, respectively. Included in these intangible assets were the following:

Trade names – The trade names acquired as part of the Merger encompass the various trade names utilized by Lakeside Casino & RV Park, Golden Pahrump Nugget and Gold Town Casino, as well as local trade names of our taverns, or derivations of them. These trade names were valued at $12.2 million determined based on the relief-from-royalty method under the income approach, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and the selection of an appropriate discount rate. Royalty rates of 1.0% to 2.5%, depending on the trade name, were used in the valuations which gave consideration to third-party license agreements that involve trade names and trademarks that can be considered reasonably comparable, the age and profitability of the casinos, nature of the business and degree of competition, and a return on assets analysis to determine an implied royalty rate. The after-tax cash flows were discounted to present value utilizing a range of discount rates from 11.0% to 12.0% depending on the trade name. The trade names associated with the Merger were given an indefinite life.

The trade names acquired with the Montana Acquisitions encompass the various trade names of the acquired distributed gaming businesses. Management intends to discontinue these trade names, but believes that from a market participant standpoint the trade names hold defensive value and are a valuable intangible asset. These trade names were preliminarily valued at $0.7 million determined based on the relief-from-royalty method under the income approach. A royalty rate of 1.0% was used in the valuations which gave consideration to third-party license agreements that involve trade names and trademarks that can be considered reasonably comparable to determine an implied royalty rate. The after-tax cash flows were discounted to present value utilizing a range of discount rates from 12.0% to 16.0% depending on the trade name, which reflects the risk of the cash flows related to the asset and the risk and uncertainty of the cash flows for the trade name relative to the overall business. The trade names associated with the Montana Acquisitions were given a four year useful life.

Player relationships – The player relationships acquired as part of the Merger relate to both the tavern and Pahrump casinos reporting units and are based on the perceived value that customers obtain from being entertained by the Company and represent the loyalty program members who earn points based on play. These relationships are expected to lead to recurring revenue streams. The player relationships were given a fair value of $7.3 million determined based on the excess earnings method under the income approach. Based on management’s experience with historical attrition rates, an annual attrition range of 10.0% to 20.0% was utilized for tavern player relationships. After-tax cash flows were calculated by applying cost, expense, income tax and contributory asset charge assumptions to the estimated player relationships revenue stream. The after-tax cash flows were discounted to present value utilizing a 12.0% to 14.0% discount rate. The player relationships associated with the Merger were given a useful life of eight years for the taverns and 12 to 14 years for the Pahrump casinos.

Customer relationships – The Company’s customer relationships with third party distributed gaming customers acquired as part of the Merger have been developed over years of service and are based on the perceived value that the Company’s customers obtain from doing business with the Company. These relationships are expected to lead to recurring revenue streams. The $59.2 million fair value of the customer relationships was determined based on the excess earnings method under the income approach. An annual attrition factor range of 5.0% to 12.5% was utilized depending on the specific customer. After-tax cash flows were calculated by applying cost, expense, income tax and contributory asset charge assumptions to the estimated customer relationships revenue stream. The after-tax cash flows were discounted to present value utilizing an 11.0% discount rate. The customer relationships associated with the Merger were given a useful life of 13 to 16 years.

The Company’s customer relationships with third party distributed gaming customers acquired as part of the Montana Acquisitions were derived from continuing relationships with many of its customers, which translates into an expected source of cash flows for the Company. The $18.9 million preliminary fair value estimate of the customer relationships was determined based on the excess earnings method under the income approach. An annual attrition factor of 5.0% was utilized. The after-tax cash flows were discounted to present value utilizing a 12.0% to 14.0% discount rate. The customer relationships associated with the Montana Acquisitions were given a useful life of 15 years.

Gaming and liquor licenses – The gaming licenses acquired as part of the Merger relate to Lakeside Casino & RV Park, Golden Pahrump Nugget and Gold Town Casino (“NV Gaming Licenses”). The $0.9 million fair value of the NV Gaming Licenses was determined based on the cost approach. In performing the cost approach, management used estimates for explicit and implicit costs to obtain the gaming licenses. Additionally, the Company acquired a Montana gaming license as part of the Merger with a fair value of less than $0.1 million determined based on the cost approach. The Company also has various immaterial liquor licenses associated with its tavern operations which values were also determined based on the cost approach. The economic life of the NV Gaming Licenses, Montana gaming license and various liquor licenses are anticipated to be indefinite, as they are easily maintained.

The Company’s Maryland gaming license is associated with Rocky Gap and is subject to amortization as it has a finite life of 15 years. Amortization of the Rocky Gap gaming license began on the date the gaming facility opened for public play in May 2013.

Non-compete agreements – The non-compete agreements acquired as part of the Merger have a fair value of $0.3 million determined based on the lost profits method under the income approach using Level 3 inputs. A “With” scenario was based on projections, which assumed that the non-compete agreements were in place. In contrast, a “Without” scenario assumed the non-compete agreements did not exist and competition began immediately after consummation of the transaction. The difference in after-tax cash flows between the “With” and “Without” scenarios was calculated and then discounted to present value utilizing a 9.8% discount rate, which was based on the Company’s overall internal rate of return. A probability factor of 10.0% was applied to derive the fair value. The non-compete agreements associated with the Merger were given a useful life of two years.

The non-compete agreements acquired as part of the Montana Acquisitions have a preliminary fair value estimate of $5.7 million determined based on the lost profits method under the income approach. The difference in after-tax cash flows between the “With” and “Without” scenarios was calculated and then discounted to present value utilizing a range of 12.0% to 16.0% discount rate depending on the agreement. A probability factor range of 43.8% to 50.0% was applied to the first year, increasing each year after, to derive the fair value. The non-compete agreements associated with the Montana Acquisitions were given a useful life of five years.

Software – The $0.5 million fair value of the software was determined based on the cost approach, which included estimates for fully burdened salaries and the number of hours needed to complete the software as it relates to the latest version of the software. The software was given a useful life of 15 years.

The Company owns various parcels of developed and undeveloped land relating to its casinos in Pahrump, Nevada. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of December 31, 2016 and December 31, 2015. During the fourth quarter of 2016, the Company completed the sale of the parcels of undeveloped land in California held for sale that related to the

Company’s previous involvement in a potential Indian casino project with the Jamul Tribe for $5.5 million and recognized a gain on sale of land held for sale of $4.5 million, recorded within “(Gain) loss on disposal of property and equipment” on the Company’s consolidated balance sheet.

Note 15 – Commitments and Contingencies

Rocky Gap Lease

The Company entered into an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years.

Under the lease, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the lease) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the lease was $0.3 million (net of surcharge revenue of $0.1 million) during each of fiscal years 2016, 2015 and 2014.

Gold Town Casino Leases

The Company’s Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate, in Pahrump, Nevada. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which the Company’s main casino building is located, which we lease from a competitor), and the Company subleases approximately two of the acres to an unrelated third party. Rental income during each of the years ended December 31, 2016 and 2015 was less than $0.1 million related to the sublease of the two acres in Pahrump, Nevada.

Other Operating Leases

The Company leases its branded tavern locations, office headquarters building, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents. The original terms of the current branded tavern location leases range from one to 15 years with various renewal options from one to 15 years. The Company has operating leases with related parties for certain of its tavern locations and its office headquarters building. The lease for the Company’s office headquarters building expires in July 2025. A portion of the office headquarters building is sublet to a related party. Rental income during each of the years ended December 31, 2016 and 2015 was less than $0.1 million for the sublet portion of the office headquarters building. See Note 16, Related Party Transactions, for more detail. Gaming device placement contracts in the form of space lease agreements are also accounted for as operating leases. Under space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its gaming devices at business locations, which are recorded in gaming expenses.

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, associated with all operating leases during 2016, 2015 and 2014 was as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 28, 2014
	(In thousands)
Rent expense
Space lease agreements	$40,848	$16,032	$—
Related party leases	2,429	1,108	—
Other operating leases	11,784	4,619	339
	$55,061	$21,759	$339

The current and long-term obligations under capital leases are included in “Current portion of long-term debt” and “Long-term debt, net,” respectively. The majority of the capital leases related to vehicles with minimum lease payment terms of four years or less.

As of December 31, 2016, future minimum lease payments, not subject to contingent rents, were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
Minimum lease payments – operating leases
Space lease agreements	$31,957	$25,374	$24,740	$5,555	$2,100	$1,450	$91,176
Related party leases	2,434	2,464	2,476	2,488	2,501	12,243	24,606
Other operating leases	10,846	9,727	9,014	8,911	8,278	78,411	125,187
	$45,237	$37,565	$36,230	$16,954	$12,879	$92,104	$240,969

Minimum lease payments – capital leases
Furniture and equipment	$596	$631	$556	$241	$78	$—	$2,102
Less: Amounts representing interest							(132)
Total obligations under capital leases							$1,970

Participation and Revenue Share Agreements

The Company also enters into gaming device placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s gaming devices placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. During the years ended December 31, 2016 and 2015, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $128.1 million and $41.7 million, respectively, including $2.1 million and $0.7 million, respectively, under revenue share and participation agreements with related parties, as described in Note 16, Related Party Transactions. No amounts were recognized by the Company under such agreements during 2014.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the year ended December 31, 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were less than $1.0 million. No amounts were recognized by the Company under such agreements during 2015 and 2014.

Employment Agreements

The Company has entered into at-will employment agreements with each of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $8.1 million for Mr. Sartini, $2.9 million for Stephen A. Arcana, $3.5 million for Charles H. Protell, $2.1 million for Sean T. Higgins, $1.2 million for Blake L.

Sartini II, and $0.4 million for Gary A. Vecchiarelli (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2016 are the amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options).

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

On February 2, 2017, a former employee filed a purported class action lawsuit against the Company in the District Court of Clark County, Nevada, on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuit alleges the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaint seeks, on behalf of the plaintiff and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. This case is at an early stage in the proceedings, and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter. Therefore, the Company has not recorded any amount for the claim as of the date of this filing. While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of this matter, based on management’s current understanding of the relevant facts and circumstances, the Company believes that these proceedings should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16 – Related Party Transactions

As of December 31, 2016, the Company leased its office headquarters building and one tavern location from a company 33% beneficially owned by Blake L. Sartini and 3% beneficially owned by Stephen A. Arcana, and leased three tavern locations from companies owned or controlled by Mr. Sartini or by a trust for the benefit of Mr. Sartini’s immediate family members for which Mr. Sartini serves as trustee. In addition, three tavern locations that the Company had previously leased from related parties were divested by those related parties during 2016. The lease for the Company’s office headquarters building expires on July 31, 2025, and the leases for the tavern locations have remaining terms of up to 11 years. Rent expense during the years ended December 31, 2016 and 2015 was $1.1 million and $0.5 million, respectively, for the office headquarters building and $1.3 million and $0.6 million, respectively, in the aggregate for such tavern locations. Additionally, a portion of the office headquarters building is sublet to a company owned or controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2016 and 2015 for the sublet portion of the office headquarters building was less than $0.1 million. Less than $0.1 million was owed to the Company, and no amounts were due and payable by the Company, as of December 31, 2016 under the leases of such tavern locations and the lease of the office headquarters building. Less than $0.1 million was owed to the Company under the sublease of the office headquarters building as of December 31, 2016. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.  All of these related party lease agreements were in place prior to the consummation of the Merger.

From time to time, the Company’s executive officers and employees use for Company business a private aircraft owned by Sartini Enterprises, Inc., a company controlled by Mr. Sartini. In April 2016, the Audit Committee of the Board of Directors approved the Company’s entering into an aircraft timesharing agreement between the Company and Sartini Enterprises, Inc. pursuant to which the Company will reimburse Sartini Enterprises, Inc. for direct costs and expenses incurred for travel on the private aircraft by Company employees while on Company business. The aircraft timesharing agreement specifies the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. During the year ended December 31, 2016, the Company paid approximately $0.1 million, and as of December 31, 2016 the Company owed less than $0.1 million, under the aircraft timesharing agreement.

Mr. Sartini’s son, Blake L. Sartini, II (“Mr. Sartini II”), joined the Company as Senior Vice President of Distributed Gaming in connection with the Merger. Mr. Sartini II has an employment agreement that was approved by both the Audit Committee and Compensation Committee of the Board of Directors and provides for an annual base salary of $275,000 (and which was increased to $375,000 in 2017). Additionally, Mr. Sartini II is eligible for a target annual bonus equal to 35% of his base salary (and which was increased to 50% in 2017), and received a discretionary bonus of $30,000 during the first quarter of 2016 attributable to his performance in 2015. Mr. Sartini II also participates in the Company's equity award and benefit programs. In August 2016, Mr. Sartini II received a grant of 70,000 options to purchase the Company’s common stock with an exercise price of $12.51 per share, which stock options will vest over a four-year period (but pursuant to the 2015 Plan such stock options may not be exercised prior to August 1, 2018 except in limited circumstances).

Three of the distributed gaming locations at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, the Company’s former Executive Vice President and Chief Financial Officer. On November 11, 2016, Matthew Flandermeyer resigned, effective as of November 28, 2016, from his position with the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $1.4 million and $1.2 million, respectively, during the year ended December 31, 2016, in each case excluding net revenues and gaming expenses incurred during the period after the termination of Mr. Flandermeyer’s employment with the Company (as during such period the agreement was not with a related party). Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.5 million and $0.5 million, respectively, during the year ended December 31, 2015. The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices. All of the agreements were in place prior to the consummation of the Merger.

One of the distributed gaming locations at which the Company’s gaming devices are located is owned in part by Sean T. Higgins, who serves as Executive Vice President and Chief Legal Officer of the Company. This agreement was in place prior to Mr. Higgins joining the Company on March 28, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location were $0.9 million and $0.8 million, respectively, during the year ended December 31, 2016, in each case excluding net revenues and gaming expenses incurred during the period prior to the commencement of Mr. Higgins employment with the Company (as during such period the agreement was not with a related party). Less than $0.1 million was owed to the Company and no amounts were due and payable by the Company related to this agreement as of December 31, 2016.

Additionally, one distributed gaming location at which the Company’s gaming devices are located was owned in part by Terrence L. Wright, who serves on the Board of Directors of the Company, who divested his interest in such distributed gaming location in March 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were $0.1 million during the year ended December 31, 2016. This agreement was in place prior to the consummation of the Merger.

Note 17 – Segment Information

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

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment includes results of operations and assets related to Rocky Gap in Flintstone, Maryland and its three casino properties in Pahrump, Nevada. The Corporate and Other segment includes the Company’s cash and cash equivalents, miscellaneous receivables and corporate overhead, as well as historical results of operations and assets related to the Company’s former Indian Casino Projects segment. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical. Amounts in the Eliminations column represent the intercompany management fee for Rocky Gap.

	Year Ended December 31, 2016
	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net Revenues	$305,792	$97,132	$280	$—	$403,204

Adjusted EBITDA	43,555	23,571	(18,531)	—	48,595
Share-based compensation	—	—	(3,878)	—	(3,878)
Depreciation and amortization	(18,889)	(7,351)	(1,266)	—	(27,506)
Other operating items, net	(2,139)	(94)	(1,943)	—	(4,176)
Income (loss) from operations	22,527	16,126	(25,618)	—	13,035
Non-operating income (expense
Interest expense, net	(144)	(9)	(6,301)	—	(6,454)
Gain on sale of land held for sale	—	—	4,525	—	4,525
Other, net	—	—	869	—	869
Total non-operating expense, net	(144)	(9)	(907)	—	(1,060)
Income (loss) before income tax benefit (provision)	22,383	16,117	(26,525)	—	11,975
Income tax benefit (provision)	(60)	—	4,385	—	4,325
Net income (loss)	$22,323	$16,117	$(22,140)	$—	$16,300
Total assets	$294,822	$108,418	$69,236	$(53,398)	$419,078
Capital Expenditures	$17,730	$10,267	$2,637	$—	$30,634

	Year Ended December 31, 2015
	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net Revenues	$103,610	$73,245	$1,985	$(1,798)	$177,042

Adjusted EBITDA	14,254	14,390	(10,370)	—	18,274
Merger expenses	—	—	(11,525)	—	(11,525)
Disposition of notes receivable	—	—	23,590	—	23,590
Share-based compensation	—	—	(809)	—	(809)
Depreciation and amortization	(5,315)	(4,928)	(555)	—	(10,798)
Other operating items, net	(380)	(8)	19	—	(369)
Income (loss) from operations	8,559	9,454	350	—	18,363
Non-operating income (expense
Interest expense, net	(68)	(626)	(2,034)	—	(2,728)
Loss on extinguishment of debt	—	(1,174)	—	—	(1,174)
Other, net	1	(1,798)	1,887	—	90
Total non-operating expense, net	(67)	(3,598)	(147)	—	(3,812)
Income (loss) before income tax benefit (provision)	8,492	5,856	203	—	14,551
Income tax benefit (provision)	—	—	9,969	—	9,969
Net income (loss)	$8,492	$5,856	$10,172	$—	$24,520
Total assets	$221,596	$112,962	$44,226	$—	$378,784
Capital Expenditures	$4,595	$2,594	$757	$—	$7,946

	Year Ended December 28, 2014
	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net Revenues	$—	$55,021	$1,722	$(1,571)	$55,172

Adjusted EBITDA	—	8,086	(6,643)	—	1,443
Impairments and other losses	—	—	(20,997)	—	(20,997)
Depreciation and amortization	—	(3,283)	(230)	—	(3,513)
Other operating items, net	—	(1,571)	687	—	(884)
Income (loss) from operations	—	3,232	(27,183)	—	(23,951)
Non-operating income (expense
Interest expense, net	—	—	(1,058)	—	(1,058)
Other, net	—	—	164	—	164
Total non-operating expense, net	—	—	(894)	—	(894)
Income (loss) before income tax benefit (provision)	—	3,232	(28,077)	—	(24,845)
Income tax benefit (provision)	—	—	—	—	—
Net income (loss)	$—	$3,232	$(28,077)	$—	$(24,845)
Total assets	$—	$35,688	$86,341	$—	$122,029
Capital Expenditures	$—	$4,345	$171	$—	$4,516

(1)

Capital expenditures in the Distributed Gaming segment exclude non-cash purchases of property and equipment of approximately $0.7 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively.

Note 18 – Selected Quarterly Financial Information (Unaudited):

Quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized as follows:

	First	Second	Third	Fourth
	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
2016	(In thousands, except per share amounts)
Net revenues	$91,034	$102,558	$104,226	$105,386
Income from operations	3,737	5,051	2,752	1,495
Net income	2,239	2,800	1,302	9,959
Net income per basic share	$0.10	$0.13	$0.06	$0.45

(1)

Results included the operating results of the Initial Montana Acquisition from and after January 30, 2016, following the completion of the business combination. Additionally, results included $0.6 million in preopening expenses related to the Initial Montana Acquisition and tavern expansion.

(2)

Results included the operating results of the Second Montana Acquisition from and after April 23, 2016, following the completion of the business combination. Additionally, results included $0.5 million in preopening expenses related to the Second Montana Acquisition and tavern expansion, as well as $0.4 million in transaction-related costs associated with the Merger and the Company’s obligations under the Merger Agreement.

(3)

Results included $0.8 million in preopening expenses related to tavern expansion and a $0.3 million gain on disposal of property and equipment. Share-based compensation expense was $1.7 million related primarily to additional stock options granted, the acceleration of unvested stock options related to a terminated employee and incremental expense recorded for the equitable anti-dilutive adjustments made to the exercise prices of outstanding vested and unvested stock options during the period in connection with the payment of the Special Dividend in accordance with the Company’s equity incentive plans.

(4)

Results included a $4.1 million gain on sale of land held for sale, a $0.9 million gain on sale of interest rate swap, and $0.6 million in preopening expense related to tavern expansion. Share-based compensation expense was $1.4 million related primarily to stock options and RSUs granted subsequent to the Merger and the acceleration of unvested stock options related to terminated employees. Additionally, a $4.3 million income tax benefit was recorded resulting from the partial release of the valuation allowance against deferred tax assets.

	First	Second	Third	Fourth
	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
2015	(In thousands, except per share amounts)
Net revenues	$12,766	$15,329	$62,512	$86,435
Income (loss) from operations	(1,341)	16	(7,752)	27,440
Net income (loss)	(1,725)	(179)	3,018	23,406
Net income (loss) per basic share(5)	$(0.13)	$(0.01)	$0.16	$1.07

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

(5)	The per share amounts in the second half of 2015 were impacted by the issuance of an aggregate of approximately 8.5 million shares of the Company’s common stock in connection with the Merger.

Because net income (loss) per share amounts are calculated using the weighted average number of common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters in the tables above may not equal the total net income (loss) per share amounts for the year.

Note 19 – Subsequent Events

The Company's management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
a.	Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2016, as described in subsection (b) below. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016.

On January 29, 2016, the Initial Montana Acquisition was completed, and on April 22, 2016, the Second Montana Acquisition was completed. As discussed below, we have excluded the distributed gaming businesses acquired in the Montana Acquisitions from our evaluation of the effectiveness of internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of an acquired business’ internal control over financial reporting may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include the distributed gaming businesses acquired in the Montana Acquisitions.

b.	Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of internal control over financial reporting, management identified the following material weakness:

•

Untimely Preparation and Review of Account Reconciliations. As of December 31, 2016, account reconciliations were not consistently prepared on a timely basis and subjected to proper review and written approval by a person not involved in their preparation.

In light of the material weakness described above, and based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

On January 29, 2016, the Initial Montana Acquisition was completed, and on April 22, 2016, the Second Montana Acquisition was completed. Management has begun the evaluation of the internal control structures of the distributed gaming businesses acquired in the Montana Acquisitions. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded the distributed gaming businesses acquired in the Montana Acquisitions from our annual assessment of internal control over financial reporting as of December 31, 2016. We have reported the operating results of such acquired distributed gaming businesses in our consolidated statements of operations and cash flows from the respective acquisition dates through December 31, 2016. As of December 31, 2016, total assets related to the businesses acquired in the Montana Acquisitions represented approximately 12.3% of our total assets, which consisted primarily of intangible assets, including goodwill, recorded on a preliminary basis as the measurement periods for the business combinations remained open as of December 31, 2016. Net revenues from the Montana Acquisitions comprised approximately 11.6% of our consolidated net revenues for the year ended December 31, 2016. We will include the distributed gaming businesses acquired in the Montana Acquisitions in our evaluation of internal control over financial reporting as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2016, likewise excluding the internal control over financial reporting of the distributed gaming businesses acquired in the Montana Acquisitions, has been audited by Piercy Bowler Taylor & Kern, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

c.	Management’s Remediation Initiatives

The Audit Committee has directed management to develop and present to the Committee a plan and timetable for the implementation of remediation measures to correct this material weakness.  Management expects the remediation measures will include, among other things:

•

Hiring additional personnel with the requisite expertise in the key functional areas of finance and accounting to supervise the preparation of account reconciliations and to perform proper reviews of such reconciliations;

•	Implementing a computerized system to monitor and track the status and completeness of account reconciliations each period; and
•	Providing additional training to new and existing accounting and financial reporting personnel regarding our procedures and systems concerning the preparation and review of account reconciliations.
d.	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.  In the fourth quarter of 2016, we had an insufficient number of personnel with the requisite expertise in the key functional areas of finance and accounting. Additionally, our implementation of a new Enterprise Resource Planning System, or ERP System included transition of the general ledger and related accounting transactions from a legacy accounting system to the new ERP System.  While the organization will realize various operational benefits from the new ERP System, the implementation further burdened our accounting and financial reporting personnel during the period. These factors resulted in account reconciliations not being consistently prepared on a timely basis and subjected to proper review and approval.

As described above, on January 29, 2016, the Initial Montana Acquisition was completed, and on April 22, 2016, the Second Montana Acquisition was completed. Management excluded both Montana Acquisitions from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our integration of the Montana Acquisitions and other remediation activities may lead us to modify certain internal controls in future periods.

ITEM 9B.	OTHER INFORMATION

On March 10, 2017, we entered into the Second Amendment to Employment Agreement by and between Golden Entertainment, Inc. and Stephen Arcana, which provides for, among other things, (1) an increase to Mr. Arcana’s annual incentive target bonus from 65% to 80% of his annual base salary and (2) an increase to Mr. Arcana’s cash severance payment payable upon his termination without “cause” or upon his “constructive termination” (each as defined in the agreement) from an amount equal to 165% of his annual base salary multiplied by two to an amount equal to 180% of his annual base salary multiplied by two.

On March 10, 2017, we entered into the First Amendment to Employment Agreement by and between Golden Entertainment, Inc. and Charles Protell, which provides for, among other things, (1) an increase to Mr. Protell’s annual incentive target bonus from 65% to 80% of his annual base salary and (2) an increase to Mr. Protell’s cash severance payment payable upon his termination of employment without “cause” or upon his “constructive termination” (each as defined in the agreement) from an amount equal to 165% of his annual base salary multiplied by two to an amount equal to 180% of his annual base salary multiplied by two.

On March 10, 2017, we entered into the Amended and Restated Employment Agreement by and between Golden Entertainment, Inc. and Blake L. Sartini II, which provides for, among other things, (1) an increase to Mr. Sartini II’s annual base salary rate from $275,000 to $375,000, (2) an increase to Mr. Sartini II’s annual incentive target bonus from 35% to 50% of his annual base salary and (3) an increase to Mr. Sartini II’s cash severance payment payable upon his termination of employment without “cause” or upon his “constructive termination” (each as defined in the agreement) from an amount equal to 135% of his annual base salary multiplied by 1.25 to an amount equal to 150% of his annual base salary multiplied by 1.25.

Copies of the amendments to the employment agreements with Messrs. Arcana and Protell and the amended and restated employment agreement with Mr. Sartini II are filed as exhibits to this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2017 annual meeting of shareholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference into this section.

We have adopted a code of ethics applicable to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer). The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our code of ethics is published in the “Investors-Governance” section of our website at www.goldenent.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners will be included in the Proxy Statement under the heading “Ownership of Securities,” and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

On August 27, 2015, our Board of Directors approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which was subsequently approved by our shareholders at our 2016 annual meeting of shareholders. The 2015 Plan authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between us and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

The maximum number of shares of our common stock for which grants may be made under the 2015 Plan is 2,250,000 shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1,800,000 shares, 4% of the total shares of our common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board in its sole discretion. The annual increase on January 1, 2016 was 874,709 shares. The following annual limitations also apply: (i) the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2,000,000 shares; and (ii) the maximum aggregate amount of cash that may be paid to any one participant during any calendar year with respect to awards initially payable in cash is $10 million.

At our June 6, 2007 annual shareholders meeting, our shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 250,000 shares of our common stock. In August of 2009, our shareholders approved an amendment to the 2007 Plan to increase the number of shares of the Company’s common stock authorized for awards from 250,000 to 1,250,000. The 2007 Plan is designed to integrate compensation of our executives and employees, including officers and directors with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel.

We have a 1998 Stock Option and Compensation Plan (the “1998 Plan”), that was approved by our shareholders to grant up to an aggregate of 2,500,000 shares of incentive and non-qualified stock options to employees. No additional options will be granted under the 1998 Plan.

The following table provides certain information as of December 31, 2016 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
2015 Plan(1)	3,071,461	$9.14	53,248
2007 Plan	461,114	5.44	221,348
1998 Plan	11,202	11.14	—
Total	3,543,777	$8.66	274,596

(1)

As of December 31, 2016, we had 141,296 restricted stock units outstanding that do not have an exercise price; therefore, the weighted average exercise price per share only relates to outstanding stock options.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016, December 31, 2015 and December 28, 2014	94

(a)(3) Exhibits:

EXHIBIT INDEX

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust.	8-K	000-24993	2.1	1/26/2015

2.1.1	First Amendment dated June 4, 2015, to the Agreement and Plan of Merger, dated January 25, 2015, among Lakes Entertainment, Inc. Sartini Gaming, Inc., LG Acquisition Corporation and The Blake L. Sartini and Delise F. Sartini Family Trust.	8-K	000-24993	2.1	6/4/2015

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Fifth Amended and Restated Bylaws of Golden Entertainment, Inc.	8-K	000-24993	3.2	8/4/2015

4.1	Amended and Restated Rights Agreement, dated as of January 25, 2015 by and between Lakes Entertainment, Inc. and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent.	8-K	000-24993	4.1	1/26/2015

10.1	Credit Agreement, dated as of July 31, 2015, among Golden Entertainment, Inc., the lenders named therein and Capital One, National Association (as administrative agent)	8-K	000-24993	10.7	8/4/2015

10.1.1	First Amendment to Credit Agreement, dated as of March 25, 2016, among Golden Entertainment, Inc., the lenders named therein and Capital One, National Association (as administrative agent)	8-K	000-24993	10.1	3/28/2016

10.2	Guaranty and Collateral Agreement, dated as of July 31, 2015, among Golden Entertainment, Inc., the guarantors party thereto and Capital One, National Association (as administrative agent)	8-K	000-24993	10.8	8/4/2015

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.3	NOL Preservation Agreement, dated as of July 31, 2015, by and among Golden Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman, and certain other shareholders of Golden Entertainment, Inc.	8-K	000-24993	10.1	8/4/2015

10.4	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.5	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.6	Note Sale and Purchase Agreement, dated as of December 9, 2015, between Lakes Jamul Development, LLC and San Diego Gaming Ventures, LLC	8-K	000-24993	10.1	12/11/2015

10.7	Shareholders’ Agreement, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman and certain other shareholders of Lakes Entertainment, Inc.	8-K	000-24993	10.2	1/26/2015

10.8	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.9	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Lyle A. Berman	8-K	000-24993	10.3	8/4/2015

10.10#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.10.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.11#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.12.1	3/14/2016

10.11.2#	Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana					X

10.12#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.12.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell					X

10.13#	Employment Agreement, dated as of November 14, 2016, by and between Golden Entertainment, Inc. and Gary Vecchiarelli	8-K	000-24993	10.3	11/17/2016

10.14#	Employment Agreement, dated as of October 11, 2016, by and between Golden Entertainment, Inc. and Sean Higgins					X

10.15#	Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II					X

10.16#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Matthew Flandermeyer	8-K	000-24993	10.3	10/5/2015

10.16.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Matthew Flandermeyer	10-K	000-24993	10.13.1	3/14/2016

10.16.2#	Separation and General Release Agreement, dated as of November 11, 2016, by and between Golden Entertainment, Inc. and Matthew Flandermeyer	8-K	000-24993	10.1	11/17/2016

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.17#	Amended and Restated Independent Contractor Consulting Agreement, dated as of October 28, 2015, among Golden Entertainment, Inc., Berman Consulting Corporation and Lyle A. Berman	10-Q	000-24993	10.10.1	11/6/2015

10.18#	Independent Contractor Consulting Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Timothy J. Cope	8-K	000-24993	10.6	8/4/2015

10.19#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.19.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.19.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.19.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.20#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.20.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.20.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.21#	Golden Entertainment, Inc. Amended and Restated Non-Employee Director Compensation Plan					X

21	Subsidiaries of Golden Entertainment, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Calculation Definition Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
Registrant

By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and
Chief Executive Officer

Dated as of March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2017.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board, President
Blake L. Sartini	and Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES H. PROTELL	Executive Vice President, Chief
Charles H. Protell	Strategy and Financial Officer (Principal Financial Officer)

/s/ GARY A. VECCHIARELLI	Senior Vice President of
Gary A. Vecchiarelli	Accounting and Finance (Principal Accounting Officer)

/s/ LYLE A. BERMAN	Director
Lyle A. Berman

/s/ TIMOTHY J. COPE	Director
Timothy J. Cope

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ ROBERT L. MIODUNSKI	Director
Robert L. Miodunski

/s/ NEIL I. SELL	Director
Neil I. Sell

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright

GOLDEN ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2016	$25,593	$—	$(7,484)	$18,109
Year Ended December 31, 2015	44,700	—	(19,107)	25,593
Year Ended December 28, 2014	34,484	10,216	—	44,700