Form 10-Q
period 2017-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2017-05-10
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-24993

GOLDEN ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1913991
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6595 S Jones Boulevard
Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 893-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, the registrant had 22,251,472 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$45,170	$46,898
Accounts receivable, net	5,939	6,697
Income taxes receivable	193	2,340
Prepaid expenses	9,567	9,761
Inventories	3,151	2,605
Other	1,517	1,346
Total current assets	65,537	69,647

Property and equipment, net	140,643	137,581

Other assets
Goodwill	105,655	105,655
Customer relationships, net	69,807	71,168
Other intangible assets, net	26,931	27,435
Deferred income taxes	1,678	—
Other	8,595	7,592
Total other assets	212,666	211,850
Total assets	$418,846	$419,078

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$15,055	$15,752
Accounts payable	8,985	11,739
Accrued taxes, other than income taxes	2,744	3,024
Accrued payroll and related	3,647	3,478
Other accrued expenses	4,021	3,846
Total current liabilities	34,452	37,839

Long-term debt, net	163,724	167,690
Deferred income taxes	—	38
Other long-term obligations	4,318	4,085
Total liabilities	202,494	209,652
Commitments and contingencies (Note 10)

Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 22,251 and 22,232 common shares issued and outstanding, respectively	223	223
Additional paid-in capital	291,741	290,157
Accumulated deficit	(75,612)	(80,954)
Total shareholders' equity	216,352	209,426
Total liabilities and shareholders' equity	$418,846	$419,078

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues
Gaming	$91,522	$78,472
Food and beverage	15,650	13,341
Rooms	1,578	1,555
Other operating	3,385	2,212
Gross revenues	112,135	95,580
Less: Promotional allowances	(5,489)	(4,546)
Net revenues	106,646	91,034

Expenses
Gaming	62,887	55,491
Food and beverage	9,606	8,127
Rooms	309	260
Other operating	3,200	779
Selling, general and administrative	18,502	16,234
Merger expenses	—	41
Preopening expenses	272	573
Depreciation and amortization	6,552	5,792
Total expenses	101,328	87,297
Income from operations	5,318	3,737

Non-operating income (expense)
Interest expense, net	(1,683)	(1,457)
Other, net	—	18
Total non-operating expense, net	(1,683)	(1,439)
Income before income tax benefit (provision)	3,635	2,298
Income tax benefit (provision)	1,707	(59)
Net income	$5,342	$2,239

Weighted-average common shares outstanding
Basic	22,238	21,960
Dilutive impact of stock options and restricted stock units	529	296
Diluted	22,767	22,256
Net income per share
Basic	$0.24	$0.10
Diluted	$0.23	$0.10

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income	$5,342	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,552	5,792
Amortization of debt issuance costs	191	153
Share-based compensation	1,427	405
Deferred income taxes	(1,716)	59
Other operating activities	—	(18)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	758	(1,437)
Income taxes receivable	2,146	—
Prepaid expenses	181	642
Inventories and other current assets	(720)	(31)
Other assets	(1,003)	(23)
Accounts payable and other accrued expenses	(2,410)	2,645
Accrued taxes, other than income taxes	(280)	13
Other liabilities	233	348
Net cash provided by operating activities	10,701	10,787
Cash flows from investing activities
Purchase of property and equipment	(5,680)	(8,506)
Acquisition of businesses, net of cash acquired	—	(15,930)
Issuance of notes receivable	—	(107)
Other investing activities	(75)	(2,059)
Net cash used in investing activities	(5,755)	(26,602)
Cash flows from financing activities
Repayments of Revolving Credit Facility	(3,000)	(40,000)
Borrowings on Revolving Credit Facility	—	15,000
Repayments of Term Loans	(3,000)	(1,500)
Proceeds from Term Loans	—	40,000
Repayments of notes payable	(696)	(882)
Proceeds from issuance of common stock	158	890
Payments for debt issuance costs	—	(416)
Principal payments under capital leases	(136)	—
Net cash provided by (used in) financing activities	(6,674)	13,092
Cash and cash equivalents
Net decrease for the period	(1,728)	(2,723)
Balance, beginning of period	46,898	69,177
Balance, end of period	$45,170	$66,454
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,483	$1,305
Non-cash investing and financing activities
Notes payable issued for property and equipment	$—	$345
Assets acquired under capital lease obligations	1,978	—
Common stock issued in connection with acquisition	—	500

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Overview

Golden Entertainment, Inc. and its wholly owned subsidiaries (collectively, the “Company”) is a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations. The Company’s common stock is traded on the NASDAQ Global Market, and the Company’s ticker symbol is “GDEN.”

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

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, please refer to the audited consolidated financial statements of the Company for the year ended December 31, 2016 and the notes thereto included in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain minor reclassifications have been made to the prior year period amounts to conform to the current presentation.

Net Income Per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of the anti-diluted effect.

New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. While management continues to assess the possible impact on the Company's consolidated financial statements of the future adoption of new accounting standards that are not yet effective, management currently believes that the following new standards may have a material impact on the Company's financial statements and disclosures:

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

In May 2014, the FASB issued a comprehensive new revenue recognition model, ASU 2014-09, Revenue from Contracts with Customers which created a new Topic 606 (“ASC 606”). The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. The Company anticipates adopting this standard effective January 1, 2018. The Company is currently in the process of its analysis and anticipate this standard will have a material effect on its consolidated financial statements. As described below, the Company expects the most significant effect will be related to the accounting for customer loyalty programs and casino promotional allowances. However, the quantitative effects of these changes have not yet been determined and are still being analyzed. The Company is currently assessing the full effect the adoption of this standard will have on its financial statements.

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

Additionally, the Company expects to see a significant decrease in food and beverage and room revenues because the practice of including the retail value of goods and services provided to customers without charge in gross revenue with a corresponding offset in promotional allowances to arrive at net revenue will be discontinued.

No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company's financial statements.

Note 2 – Acquisitions

On January 29, 2016, the Company completed the acquisition of approximately 1,100 gaming devices, as well as certain other non-gaming assets and the right to operate within certain locations, from C. Lohman Games, Inc., Rocky Mountain Gaming, Inc. and Brandy’s Shoreliner Restaurant, Inc. (the “Initial Montana Acquisition”). The total consideration for the transaction was $20.1 million, including the issuance of $0.5 million of the Company’s common stock (comprising 50,252 shares at fair value at issuance of $9.95 per share). In connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments. See Note 9, Financial Instruments and Fair Value Measurements, for further discussion regarding the estimated fair value of the contingent consideration.

On April 22, 2016, the Company completed the acquisition of approximately 1,800 gaming devices, as well as amusement devices and certain other non-gaming assets and the right to operate within certain locations, from Amusement Services, LLC (the “Second Montana Acquisition”, and, together with the Initial Montana Acquisitions, the “Montana Acquisitions”). The total consideration for the transaction was $25.7 million.

Acquisition Method of Accounting

The Company followed the acquisition method of accounting for the Montana Acquisitions per ASC 805 guidance. In accordance with ASC 805, the Company allocated the purchase price for each Montana Acquisition to the tangible and intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily by management with assistance from third-party appraisals. The excess of the purchase prices over those fair values was recorded as goodwill.

The allocation of the $20.1 million purchase price of the Initial Montana Acquisition was finalized in the first quarter of 2017, and as of the date of the acquisition, was comprised of the following:

(In thousands)	Final Purchase Price Allocation
Cash and cash equivalents	$1,700
Property and equivalents	2,350
Intangible assets	14,400
Goodwill	1,680
Total acquired assets	$20,130

The intangible assets acquired in the Initial Montana Acquisition and the related weighted average useful lives of definite-lived intangible assets were as follows:

(In thousands)	Useful Life	As Recorded, at Fair Value
Customer relationships	15 years	$9,800
Non-competition agreements	5 years	3,900
Trade name	4 years	500
Other	15 years	200
Total intangible assets acquired		$14,400

The preliminary allocation of the $25.7 million purchase price of the Second Montana Acquisition as of the date of acquisition was comprised of the following:

(In thousands)	Preliminary Purchase Price Allocation
Cash and other current assets	$404
Property and equipment	7,839
Intangible assets	11,400
Goodwill	6,013
Total acquired assets	$25,656

The preliminary valuation of intangible assets acquired in the Second Montana Acquisition and the related weighted average useful lives of definite –lived intangible assets were as follows:

(In thousands)	Useful Life	Preliminary Assessment of Fair Value
Customer relationships	15 years	$9,100
Non-competition agreements	5 years	1,800
Trade name	4 years	200
Other	15 years	300
Total intangible assets acquired		$11,400

The goodwill recognized in the Montana Acquisitions was primarily attributable to potential expansion and future development of, and anticipated synergies from, the acquired businesses and is expected to be deductible for income tax purposes. The Company's estimation of the fair value of the assets acquired in the Montana Acquisitions as of the respective dates of the acquisitions was determined based on certain valuations and analyses. For the Second Montana Acquisition, those valuations and analyses have yet to be finalized, and accordingly, the assets acquired in that transaction are subject to adjustment once such analyses are completed. The Company may record adjustments to the carrying value of assets acquired in the Second Montana Acquisition with a corresponding offset to goodwill during the applicable measurement period, which can be up to one year from the date of the consummation of the acquisition.

The Company reports the results of operations from each of the Montana Acquisitions, subsequent to their respective closing date, within its Distributed Gaming segment. For the three months ended March 31, 2017 and 2016, net revenues from the Montana Acquisitions totaled $15.2 million and $4.0 million, respectively. For the three months ended March 31, 2017 and 2016, transaction-related costs for the Montana Acquisitions totaled $0.1 million and $0.2 million, respectively, and were included in preopening expenses. The Company may incur additional transaction-related costs related to the Montana Acquisitions in future periods. Pro forma information is not being presented as there is no practicable method to calculate pro forma earnings given that the Montana Acquisitions were asset purchases that represented only a component of the businesses of the sellers. As a result, historical financial information obtained would have required significant estimates.

Note 3 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

(In thousands)	March 31, 2017	December 31, 2016
Land	$12,470	$12,470
Building and site improvements	83,927	77,515
Furniture and equipment	75,779	75,740
Construction in process	6,456	5,246
Property and equipment	178,632	170,971
Less: Accumulated depreciation	(37,989)	(33,390)
Property and equipment, net	$140,643	$137,581

Depreciation expense for the three months ended March 31, 2017 and 2016, was $4.6 million and $4.3 million, respectively.

Note 4 – Goodwill and Intangible Assets, Net

Goodwill consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Goodwill
Distributed Gaming	$97,859	$97,859
Casinos	7,796	7,796
Total Goodwill	$105,655	$105,655

Goodwill was acquired in connection with the 2015 acquisition of Sartini Gaming, Inc. through a merger transaction (the “Merger”), as well as the Montana Acquisitions. The Company may continue to record adjustments to the carrying value of assets acquired with a corresponding offset to goodwill during the measurement period related to the Second Montana Acquisition, which can be up to one year from the date of the consummation of the acquisition. See Note 2, Acquisitions, for a description of the intangible assets acquired through the Montana Acquisitions.

Intangible assets, net, consisted of the following:

	March 31, 2017
	Weighted	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$960	$—	$960
Trade names	Indefinite	12,200	—	12,200
Other	Indefinite	185	—	185
		13,345	—	13,345

Finite-lived intangible assets
Player relationships	10.2 years	7,300	(1,071)	6,229
Gaming license	11.1 years	2,100	(542)	1,558
Non-compete agreements	3.7 years	6,000	(1,490)	4,510
Other intangible assets	9.3 years	1,648	(359)	1,289
		17,048	(3,462)	13,586
Total intangible assets, other than customer relationships		$30,393	$(3,462)	$26,931

Customer relationships	13.0 years	$78,100	$(8,293)	$69,807

	December 31, 2016
	Weighted	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$960	$—	$960
Trade names	Indefinite	12,200	—	12,200
Other	Indefinite	110	—	110
		13,270	—	13,270

Finite-lived intangible assets
Player relationships	10.4 years	7,300	(910)	6,390
Gaming license	11.4 years	2,100	(508)	1,592
Non-compete agreements	4.0 years	6,000	(1,168)	4,832
Other intangible assets	9.5 years	1,648	(297)	1,351
		17,048	(2,883)	14,165
Total intangible assets, other than customer relationships		$30,318	$(2,883)	$27,435

Customer relationships	13.2 years	$78,100	$(6,932)	$71,168

Total amortization expense related to intangible assets was $2.0 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, estimated future amortization expense was as follows:

	Remainder of
(In thousands)	2017	2018	2019	2020	2021	2022	Thereafter
Estimated amortization expense	$5,758	$7,610	$7,610	$7,463	$6,481	$6,294	$42,177

Note 5 – Long-Term Debt

Long-term debt, net was comprised of the following:

(In thousands)	March 31, 2017	December 31, 2016
Term Loans	$147,000	$150,000
Revolving Credit Facility	27,000	30,000
Capital lease obligations	3,812	1,970
Notes payable	3,082	3,777
Total long-term debt	180,894	185,747
Less: Unamortized debt issuance costs	(2,115)	(2,305)
	178,779	183,442
Less: Current portion, net of unamortized debt issuance costs	(15,055)	(15,752)
Long-term debt, net	$163,724	$167,690

Credit Agreement

As of March 31, 2017, the facilities under the Company’s Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”) consisted of $160.0 million in senior secured term loans (“Term Loans”) and a $50.0 million Revolving Credit Facility. The facilities mature on July 31, 2020. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus in each case, an applicable margin based on the Company’s leverage ratio. For the three months ended March 31, 2017, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Agreement was approximately 3.3%.

The Company was in compliance with its financial covenants under the Credit Agreement as of March 31, 2017.

Note 6 – Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances was as follows:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Food and beverage	$4,835	$4,018
Rooms	533	455
Other	121	73
Total promotional allowances	$5,489	$4,546

The estimated cost of providing these promotional allowances, which is primarily included in gaming expenses, was as follows:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Food and beverage	$3,358	$3,014
Rooms	164	191
Other	83	81
Total estimated cost of promotional allowances	$3,605	$3,286

Note 7 – Stock Incentive Plans and Share-Based Compensation

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

The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on each January 1 during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board in its sole discretion. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. The annual increase on January 1, 2017 was 889,259 shares.

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. There were 3,539,358 stock options outstanding under the 2015 Plan as of March 31, 2017, of which 720,021 had vested. As of March 31, 2017, a total of 333,314 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. There were 673,675 stock options outstanding under the 2007 Plan as of March 31, 2017, 391,040 of which had vested. As of March 31, 2017, no shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. There were 847,000 stock options granted in the three months ended March 31, 2017, and 160,000 stock options granted in the three months ended March 31, 2016, with weighted-average grant date fair values of $5.89 and $3.94 per share, respectively.

Share-based compensation expense related to stock options was $1.0 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2017 and 2016:

	Number of Common Shares			Weighted-
	Options		Available	Average
	Outstanding	Exercisable	for Grant	Exercise Price
2017
Balance at December 31, 2016	3,402,481	411,029	274,596	$9.02
Authorized	—		889,259	—
Granted	847,000		(847,000)	13.36
Exercised	(19,989)		—	7.70
Cancelled	(16,459)		16,459	10.48
Balance at March 31, 2017	4,213,033	391,040	333,314	$9.90

2016
Balance at December 31, 2015	2,419,529	724,529	837,635	$8.16
Authorized	—		874,709	—
Granted	160,000		(160,000)	10.53
Exercised	(159,626)		—	10.24
Balance at March 31, 2016	2,419,903	564,903	1,552,344	$8.49

As of March 31, 2017, the outstanding stock options had a weighted-average remaining contractual life of 8.1 years, weighted-average exercise price of $9.90 per share and an aggregate intrinsic value of $14.2 million. As of March 31, 2017, the outstanding exercisable stock options had a weighted-average remaining contractual life of 1.6 years, weighted-average exercise price of $4.34 per share and an aggregate intrinsic value of $3.5 million.

There were 19,989 and 159,626 options exercised during the three months ended March 31, 2017 and 2016, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $0.1 million and $0.7 million, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $14.5 million as of March 31, 2017, which is expected to be recognized over a weighted-average period of 3.3 years.

The Company issues new shares of common stock upon the exercise of stock options.

Restricted Stock Units

There were 141,296 RSUs outstanding under the 2015 Plan as of March 31, 2017, none of which had vested. Share-based compensation expense related to RSUs was $0.4 million for the three months ended March 31, 2017. There was no RSU activity during the three months ended March 31, 2016.

Note 8 – Income Taxes

The Company’s effective tax rate was -46.4% and 2.5% for the three months ended March 31, 2017 and 2016, respectively.

Income tax benefit was $1.7 million for the three months ended March 31, 2017, which was attributed primarily to a partial release of valuation allowance. Income tax expense was less than $0.1 million for the three months ended March 31, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles.

In connection with the Merger, on July 31, 2015, the Company entered into a NOL Preservation Agreement with The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), Lyle A. Berman (a director and shareholder of the Company), as well as certain other shareholders of the Company affiliated with Mr. Berman or that are trusts for which Neil Sell, a director of the Company, serves as trustee. The NOL Preservation Agreement is intended to help minimize the risk of an “ownership change,” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, that would limit the Company’s ability to utilize its federal net operating loss carryforwards to offset future taxable income.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company's financial results include the reversal of a portion of the valuation allowance recorded against the deferred tax assets of the Company. This reversal resulted in the recognition of a $1.7 million income tax benefit for the three months ended March 31, 2017. The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, effective December 31, 2016, it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets. This conclusion, and the resulting partial reversal of the deferred tax asset valuation allowance, is based upon consideration of several factors, including the Company's completion of six consecutive quarters of profitability, its demonstrated ability in such quarters to meet or exceed budgets, and its forecast of future profitability.

The Company's income taxes receivable was $0.2 million as of March 31, 2017, and $2.3 million as of December 31, 2016. The decrease in income taxes receivable was primarily due to the collection of a $2.2 million tax refund which was released in connection with the settlement of an IRS audit related to 2012 taxable losses carried back to a prior year.

Note 9 – Financial Instruments and Fair Value Measurements

Overview

The authoritative accounting guidance for fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These inputs create the following fair value hierarchy:

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Balances Measured at Fair Value

For the Company’s cash and cash equivalents, accounts receivable and payable, short-term borrowings and accrued and other current liabilities, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of March 31, 2017 and December 31, 2016, the fair value of the Company’s long-term debt approximated the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

In connection with the Montana Acquisitions, the Company preliminarily recognized the acquired assets at fair value. For the Initial Montana Acquisition, these amounts were finalized as of March 31, 2017. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values. Additionally, in connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments based upon the availability of certain gaming machines and, if applicable, the performance of replacement games. The fair value of the Company’s contingent consideration recorded in connection with the Initial Montana Acquisition was estimated to be $2.0 million as of March 31, 2017 and is recorded in “Other accrued expenses” and “Other long-term obligations” on the Company’s consolidated balance sheet. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company. See Note 2, Acquisitions, for a discussion of the Montana Acquisitions.

Balances Measured at Fair Value on a Non-recurring Basis

The identified intangible assets acquired in connection with the Second Montana Acquisition and the Initial Montana Acquisition have been valued (on a preliminary basis for the Second Montana Acquisition) using unobservable (Level 3) inputs at a fair value of $11.4 million (on a preliminary basis) and $14.4 million, respectively (see Note 2, Acquisitions).

The Company owns various parcels of developed and undeveloped land relating to its casinos in Pahrump, Nevada. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of March 31, 2017 and December 31, 2016.

Note 10 – Commitments and Contingencies

There have been no material changes to the Company’s commitments described under Note 15, Commitments and Contingencies, in the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Rent Expense and Future Minimum Lease Payments

The Company leases its branded tavern locations, office headquarters building, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents. The original terms of the current branded tavern location leases range from one to 14 years with various renewal options from one to 15 years. The Company has operating leases with related parties for certain of its tavern locations and its office headquarters building. See Note 12, Related Party Transactions, for more detail. Gaming device placement contracts in the form of space lease agreements are also accounted for as operating leases. Under space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its gaming devices at business locations, which are recorded in gaming expenses.

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, associated with all operating leases was as follows:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Rent expense
Space lease agreements	$9,527	$10,137
Related party leases	576	702
Other operating leases	3,185	2,727
	$13,288	$13,566

As of March 31, 2017, future minimum operating lease payments, excluding contingent rents, were as follows:

	Remainder of
(In thousands)	2017	2018	2019	2020	2021	2022	Thereafter	Total
Minimum lease payments - operating leases
Space lease agreements	$22,454	$25,391	$24,757	$5,570	$2,114	$749	$703	$81,738
Related party leases	1,727	2,314	2,326	2,338	2,351	2,368	10,135	23,559
Other operating leases	8,235	10,078	9,371	9,276	8,662	7,624	71,392	124,638
	$32,416	$37,783	$36,454	$17,184	$13,127	$10,741	$82,230	$229,935

The current and long-term obligations under capital leases are included in “Current portion of long-term debt, net” and “Long-term debt, net,” respectively. The majority of the capital leases relate to vehicles with minimum lease payment terms of three to four years. During the first quarter of 2017, the Company entered into a capital lease agreement with a related party for one of its tavern locations. See Note 12, Related Party Transactions, for more detail.

As of March 31, 2017, future minimum capital lease payments, excluding contingent rents, were as follows:

	Remainder of
(In thousands)	2017	2018	2019	2020	2021	2022	Thereafter	Total
Minimum lease payments - capital leases
Furniture and equipment	$454	$631	$545	$241	$78	$—	$—	$1,949
Related party property leases	113	150	150	150	150	163	1,588	2,464
Less: Amounts representing interest								(601)
Total obligations under capital leases								$3,812

Participation and Revenue Share Agreements

The Company also enters into gaming device placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s gaming devices placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. During the three months ended March 31, 2017, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $34.8 million, including $0.3 million under revenue share and participation agreements with related parties, as described in Note 12, Related Party Transactions. During the three months ended March 31, 2016, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $28.2 million, including $0.5 million under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three months ended March 31, 2017 and 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were $0.4 million and $0.1 million, respectively.

Employment Agreements

The Company has entered into at-will employment agreements with each of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $8.9 million for Mr. Sartini, $3.3 million for Stephen A. Arcana, $3.9 million for Charles H. Protell, $2.2 million for Sean T. Higgins, $1.4 million for Blake L. Sartini II, and $0.5 million for Gary A. Vecchiarelli (assuming each officer’s respective annual salary and health benefit costs as of March 31, 2017 are the amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options).

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against the Company in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuits allege the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. These cases are at an early stage in the proceedings, and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from these matters. Therefore, the Company has not recorded any amount for the claims as of the date of this filing. While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of these matters, based on management’s current understanding of the relevant facts and circumstances, the Company believes that these proceedings should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 11 – Segment Information

The Company conducts its business through two reportable operating segments: Distributed Gaming and Casinos.

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment includes results of operations and assets related to Rocky Gap in Flintstone, Maryland and its three casino properties in Pahrump, Nevada. The Corporate and Other segment includes the Company’s cash and cash equivalents and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical.

	Three months ended March 31, 2017
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
Net revenues	$82,259	$24,308	$79	$—	$106,646

Adjusted EBITDA	13,106	6,302	(5,839)	—	13,569
Share-based compensation	—	—	(1,427)	—	(1,427)
Preopening expenses	(209)	—	(63)	—	(272)
Depreciation and amortization	(4,634)	(1,571)	(347)	—	(6,552)
Income (loss) from operations	8,263	4,731	(7,676)	—	5,318
Non-operating income (expense)
Interest expense, net	(42)	(4)	(1,637)	—	(1,683)
Total non-operating expense, net	(42)	(4)	(1,637)	—	(1,683)
Income (loss) before income tax benefit (provision)	8,221	4,727	(9,313)	—	3,635
Income tax benefit (provision)	—	—	1,707	—	1,707
Net income (loss)	$8,221	$4,727	$(7,606)	$—	$5,342

	As of March 31, 2017
Total assets	$300,128	$105,638	$66,478	$(53,398)	$418,846

	Three months ended March 31, 2016
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
Net revenues	$68,584	$22,413	$37	$—	$91,034

Adjusted EBITDA	10,221	4,764	(4,437)	—	10,548
Merger expenses	—	—	(41)	—	(41)
Share-based compensation	—	—	(405)	—	(405)
Depreciation and amortization	(3,699)	(1,769)	(324)	—	(5,792)
Other operating items, net	(560)	—	(13)	—	(573)
Income (loss) from operations	5,962	2,995	(5,220)	—	3,737
Non-operating income (expense)
Interest expense, net	(35)	—	(1,422)	—	(1,457)
Loss on extinguishment of debt	—	—	—	—	—
Other, net	—	—	18	—	18
Total non-operating expense, net	(35)	—	(1,404)	—	(1,439)
Income (loss) before income tax benefit (provision)	5,927	2,995	(6,624)	—	2,298
Income tax benefit (provision)	—	—	(59)	—	(59)
Net income (loss)	$5,927	$2,995	$(6,683)	$—	$2,239

	As of December 31, 2016
Total assets	$294,822	$108,418	$69,236	$(53,398)	$419,078

Note 12 – Related Party Transactions

As of March 31, 2017, the Company leased its office headquarters building and one tavern location from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana, and leased three tavern locations, one of which the Company accounts for as a capital lease, from companies controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. The lease for the Company’s office headquarters building expires on July 31, 2025. The rent expense for the office headquarters building during each of the three months ended March 31, 2017 and 2016 was $0.3 million and there was no amount owed by the Company with respect to such lease as of March 31, 2017. The leases for the tavern locations have remaining terms of up to 15 years. The rent expense for the tavern locations during the three months ended March 31, 2017 and 2016 was $0.3 million and $0.4 million, respectively, and no amounts were owed by the Company with respect to such leases as of March 31, 2017. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini through February 28, 2017. Rental income for the sublet portion of the office headquarters building during each of the three months ended March 31, 2017 and 2016 was less than $0.1 million. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. As of March 31, 2017, all of these related party lease agreements were in place prior to the consummation of the Merger, other than two lease agreements entered into in 2016.

In April 2016, the Audit Committee of the Board of Directors approved the Company’s entering into an aircraft timesharing agreement between the Company and Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Pursuant to the agreement, the Company will reimburse Sartini Enterprises, Inc. for direct costs and expenses incurred by Company employees traveling on Company business on the private aircraft owned by Sartini Enterprises Inc. During the three months ended March 31, 2017, the Company paid less than $0.1 million, and as of March 31, 2017 the Company owed less than $0.1 million, under the aircraft timesharing agreement.

Mr. Sartini’s son, Blake L. Sartini, II (“Mr. Sartini II”), serves as Senior Vice President of Distributed Gaming of the Company. Mr. Sartini II has an employment agreement that was approved by both the Audit Committee and Compensation Committee of the Board of Directors, which was amended and restated in March 2017. The amended and restated employment agreement provides for an annual base salary of $375,000, of which approximately $79,000 was earned during the three months ended March 31, 2017. Additionally, Mr. Sartini II is eligible for a target annual bonus equal to 50% of his base salary. Mr. Sartini II also participates in the Company's equity award and benefit programs. In 2017, Mr. Sartini II received a grant of 75,000 options to purchase the Company’s common stock with an exercise price of $13.50 per share, which stock options will vest over a four-year period (but pursuant to the 2015 Plan such stock options may not be exercised prior to August 1, 2018 except in limited circumstances).

One of the distributed gaming locations at which the Company’s gaming devices are located is owned in part by Sean T. Higgins, who serves as the Company’s Chief Legal Officer and Executive Vice President of Development, Compliance and Government Affairs. This arrangement was in place prior to Mr. Higgins joining the Company on March 28, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location were each $0.3 million during the three months ended March 31, 2017, and an immaterial amount during the three months ended March 31, 2016, as such period predominantly related to the period prior to the commencement of Mr. Higgins’ employment with the Company. No amounts were owed to the Company and no amounts were due and payable by the Company related to this arrangement as of March 31, 2017.

Three of the distributed gaming locations at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, the former Executive Vice President and Chief Financial Officer of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.5 million and $0.4 million, respectively, during the three months ended March 31, 2016. Mr. Flandermeyer ceased to be an employee of the Company and a related party in November 2016. The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices. All of the agreements were in place prior to the consummation of the Merger.

One distributed gaming location at which the Company’s gaming devices are located was owned in part by Terrence L. Wright, who serves on the Board of Directors of the Company, who divested his interest in such distributed gaming location in March 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were $0.1 million during the three months ended March 31, 2016. This agreement was in place prior to the consummation of the Merger.

In connection with the Merger, Lyle A. Berman, who serves on the Board of the Directors of the Company, entered into a three-year consulting agreement with the Company that pays his wholly owned consulting firm $200,000 annually, plus reimbursements for certain health insurance, administrative assistant and office costs. Expenses recorded by the Company for the agreement with Mr. Berman were $0.1 million for each of the three months ended March 31, 2017 and 2016, and no amounts were due and payable by the Company at March 31, 2017.

Additionally, in connection with the Merger, Timothy J. Cope, who serves on the Board of Directors of the Company entered into a short-term consulting agreement for the period from July 31, 2015 to April 1, 2016 under which Mr. Cope was paid a total of $140,000, plus reimbursement of certain health insurance costs.  Expenses recorded by the Company for the agreement with Mr. Cope were $0.1 million for the three months ended March 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions, anticipated future growth and trends in our business or key markets, projections of future financial condition, operating results, income, capital expenditures, costs or other financial items, anticipated regulatory and legislative changes, our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income, as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause actual results to differ include: our ability to realize the anticipated cost savings, synergies and other benefits of the 2015 acquisition of Sartini Gaming, Inc. through a merger transaction (the “Merger”), and the acquisitions of distributed gaming assets in Montana, and integration risks relating to such transactions, changes in national, regional and local economic and market conditions, legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations), increases in gaming taxes and fees in the jurisdictions in which we operate, litigation, increased competition, our ability to renew our distributed gaming contracts, reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer, Chief Strategy Officer and Chief Financial Officer), the level of our indebtedness and our ability to comply with covenants in our debt instruments, terrorist incidents, natural disasters, severe weather conditions (including weather or road conditions that limit access to our properties), the effects of environmental and structural building conditions, the effects of disruptions to our information technology and other systems and infrastructure, the occurrence of an “ownership change” as defined in Section 382 of the Internal Revenue Code (the “Code”), factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of this report, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations.

We conduct our business through two reportable operating segments: Distributed Gaming and Casinos.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of March 31, 2017, our distributed gaming operations comprised over 10,300 gaming devices in approximately 960 locations.

Nevada law limits distributed gaming operations (commonly known as “restricted gaming” operations) to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores, where gaming is incidental to the primary business being conducted at the location and games are limited to 15 or fewer gaming devices and no other forms of gaming activity. The gaming area in these business locations is typically small, and in many instances, segregated from the primary business area, including the use of alcoves in grocery stores and drug stores and installation of gaming devices into the physical bar (more commonly known as “bar top” gaming devices) in bars, taverns and saloons. Such segregation provides greater oversight and supervision of the gaming devices. Under Montana law, distributed gaming operations are limited to business locations licensed to sell alcoholic beverages for on-premises consumption only, with such locations restricted to offering a maximum of 20 gaming devices.

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

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages, and typically include 15 onsite gaming devices. As of March 31, 2017, we operated 54 taverns, which offered a total of approximately 860 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to locals seeking to avoid the congestion of the Las Vegas Strip. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Brewing Company, Sierra Gold, SG Bar and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos, as well as other establishments licensed to sell liquor for on-premises consumption.

Casinos

We own and operate the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”) and three casinos in Pahrump, Nevada: Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park. Pahrump is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. All of our casinos emphasize gaming device play.

Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of March 31, 2017, Rocky Gap offered 662 gaming devices, 18 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

As of March 31, 2017, our Pahrump Nugget casino offered 449 gaming devices, as well as 11 table games (which include three live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget is our largest property in the Nevada market with approximately 70 hotel rooms. As of March 31, 2017, our Gold Town Casino offered 237 gaming devices and a 125-seat bingo facility, and our Lakeside Casino & RV Park offered 189 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and 2016.

	Three Months Ended		Increase (Decrease)
(In thousands)	March 31, 2017	March 31, 2016	From Prior Year
Net revenues
Distributed Gaming	$82,259	$68,584	$13,675
Casinos	24,308	22,413	1,895
Corporate and other	79	37	42
	106,646	91,034	15,612

Operating expenses
Distributed Gaming	63,092	52,703	10,389
Casinos	12,915	11,934	981
Corporate and other	(5)	20	(25)
	76,002	64,657	11,345
Selling, general and administrative	18,502	16,234	2,268
Merger expenses	—	41	(41)
Preopening expenses	272	573	(301)
Depreciation and amortization	6,552	5,792	760
Total expenses	101,328	87,297	14,031
Income from operations	5,318	3,737	1,581
Non-operating expense, net	(1,683)	(1,439)	(244)
Income tax benefit (provision)	1,707	(59)	1,766
Net income	$5,342	$2,239	$3,103

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Revenues

The increase in net revenues compared to the prior year period was primarily due to a $13.0 million and $2.3 million increase in our gaming and food and beverage revenues, respectively.

The increase in net revenues related to our Distributing Gaming segment compared to the prior year period was primarily due to an increase of $11.2 million in gaming revenues (reflecting the opening of five new taverns in the Las Vegas Valley after the first quarter of 2016), as well as inclusion in the current year period of net revenues relating to our acquisition of gaming devices, certain other non-gaming assets and the right to operate within certain locations from a distributed gaming operator in Montana (the “Initial Montana Acquisition”) on January 29, 2016, and our additional acquisition of gaming devices, amusement devices, certain other non-gaming assets and the right to operate within certain locations from a second distributed gaming operator in Montana (the “Second Montana Acquisition”, and, together with the Initial Montana Acquisitions, the “Montana Acquisitions”) on April 22, 2016.

The increase in net revenues related to our Casinos Segment compared to the prior year period was primarily due to an increase of $1.5 million in gaming revenues at our Rocky Gap casino, reflecting an increase in parking capacity to accommodate peak days, increased patron volume and revised marketing efforts to cater to our gaming customers. The year-over-year gaming revenue increases were partially offset by a decrease in food and beverage revenues.

Operating Expenses

The increase in operating expenses compared to the prior year period resulted primarily from the inclusion in the current year period of $12.8 million in operating expenses relating to the businesses acquired in the Montana Acquisitions in 2016. Operating expenses comprise gaming, food and beverage, rooms and other operating expenses.

Selling, General and Administrative Expenses

The increase in selling, general and administrative (“SG&A”) expenses compared to the prior year period resulted primarily from increases of $2.1 million in salaries and bonus expenses (including share-based compensation expense) and $0.6 million in building and rent expense, which were partially offset by decreases of $0.3 million in professional fees and $0.2 million in marketing and advertising expenses. Share-based compensation expense increased during the current year quarter due primarily to $0.4 million of expense related to a restricted stock unit award granted in November of 2016 and $0.2 million of additional expense related to the approximately 0.8 million stock options granted in the third quarter of 2016.

Within our Distributed Gaming segment, SG&A expenses were $6.1 million for the three months ended March 31, 2017, compared to $5.7 million for the prior year period.

Within our Casinos segment, SG&A expenses were $5.1 million for the three months ended March 31, 2017, compared to $5.7 million for the prior year period. The $0.6 million change was primarily due to decreases in utility, business tax and insurance expenses. SG&A expenses relating to our Rocky Gap casino were $3.3 million for the three months ended March 31, 2017 compared to $3.5 million for the prior year period. The decrease in SG&A expenses at Rocky Gap was primarily the result of cost reduction efforts in payroll, professional fees and other related costs.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred. During the three months ended March 31, 2017, preopening expenses were $0.3 million, which related primarily to the opening of new taverns in Las Vegas, Nevada. During the three months ended March 31, 2016, preopening expenses were $0.6 million, which related primarily to costs incurred in connection with the Initial Montana Acquisition and the opening of new tavern locations in Las Vegas, Nevada.

Depreciation and Amortization

The $0.8 million increase in depreciation and amortization expenses compared to the prior year period was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Montana Acquisitions.

Non-Operating Expense, Net

Non-operating expense, net was $1.7 million for the three months ended March 31, 2017 compared to $1.4 million for the prior year period. The increase in non-operating expense, net was due primarily to a year-over-year increase in interest expense related to higher outstanding borrowings under our senior secured credit agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”).

Income Taxes

Income tax benefit was $1.7 million for the three months ended March 31, 2017, which resulted primarily from the partial release of deferred tax asset valuation allowances. Income tax expense was less than $0.1 million for the three months ended March 31, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles. Our effective tax rate was -46.4% for the three months ended March 31, 2017, which differed from the federal tax rate of 35% due primarily to the partial release of the valuation allowance against our deferred tax assets. Our effective tax rate for the three months ended March 31, 2016 was 2.5%, which differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred tax assets.

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

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Adjusted EBITDA	$13,569	$10,548
Merger expenses	—	(41)
Share-based compensation	(1,427)	(405)
Preopening expenses	(272)	(573)
Depreciation and amortization	(6,552)	(5,792)
Income from operations	5,318	3,737
Non-operating income (expense)
Interest expense, net	(1,683)	(1,457)
Other, net	—	18
Total non-operating expense, net	(1,683)	(1,439)

Income before income tax benefit (provision)	3,635	2,298
Income tax benefit (provision)	1,707	(59)
Net income	$5,342	$2,239

Liquidity and Capital Resources

As of March 31, 2017, we had $45.2 million in cash and cash equivalents and no short-term investments. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the revolving credit facility under our Credit Agreement (the “Revolving Credit Facility”) will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Distributed Gaming and Casinos segments to be adversely affected. In addition, we perform on-going refurbishment and maintenance at our properties, of which certain maintenance costs are capitalized if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies.

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

Cash Flows

Net cash provided by operating activities was relatively unchanged year-over-year, at $10.7 million for the three months ended March 31, 2017, compared to $10.8 million for the prior year period.

Net cash used in investing activities was $5.8 million for the three months ended March 31, 2017, compared to $26.6 million for the prior year period. The decrease in net cash used in investing activities as compared to the prior year period was primarily due to the consummation of the Initial Montana Acquisition during the prior year period.

Net cash used in financing activities was $6.7 million for the three months ended March 31, 2017, primarily related to repayments under the Credit Agreement. Net cash provided by financing activities was $13.1 million for the three months ended March 31, 2016, primarily related to proceeds from borrowings, net of repayments, under the Credit Agreement.

Credit Agreement

As of March 31, 2017, the facilities under the Credit Agreement consisted of $160.0 million in senior secured term loans (“Term Loans”) and a $50.0 million Revolving Credit Facility (together with the Term Loans, the “Facilities”). As of March 31, 2017, we had $147.0 million in principal amount of outstanding Term Loan borrowings and $27.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility. The facilities mature on July 31, 2020.

Borrowings under the Credit Agreement bear interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on our leverage ratio. For the three months ended March 31, 2017, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.3%.

Outstanding borrowings under the Term Loans at March 31, 2017 will be repaid in seven quarterly payments of $3.0 million each (commencing March 31, 2017), followed by four quarterly payments of $4.0 million each (commencing December 31, 2018), followed by three quarterly payments of $6.0 million each (commencing December 31, 2019), followed by a final installment of $95.0 million at maturity on July 31, 2020. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on our leverage ratio, and is accrued based on the average daily amount of the available revolving commitment.

The Credit Agreement is guaranteed by all of our present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

Under the Credit Agreement, we and our subsidiaries are subject to certain limitations, including limitations on our ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the Facilities under certain circumstances if we or any of our subsidiaries sell assets or property, issue debt or receive certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of our equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of our Board of Directors that is not approved by the Board. If we default under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Agreement as of March 31, 2017.

Other Items Affecting Liquidity

The outcome of the following matters may also affect our liquidity.

Commitments, Capital Spending and Development

We perform on-going refurbishment and maintenance at our facilities, of which certain maintenance costs are capitalized if such improvement or refurbishment extends the life of the related asset, while other maintenance cost that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We intend to fund capital expenditures through our Revolving Credit Facility and operating cash flows.

See Note 10, Commitments and Contingencies, in the accompanying consolidated financial statement for additional information regarding commitments and contingencies that may also affect our liquidity.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the application of the acquisition method of accounting, long-lived assets, goodwill and indefinite-lived intangible assets, revenue recognition and promotional allowances, income taxes and share-based compensation expenses. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC.

Commitments and Contractual Obligations

No significant changes occurred in the first three months of 2017 to the contractual commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Issued Accounting Pronouncements

See Note 1, Nature of Business and Basis of Presentation, in the accompanying consolidated financial statements for information regarding recently issued accounting pronouncements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2017, approximately 96% of our indebtedness for borrowed money accrued interest at a variable rate, which primarily comprised our indebtedness under the Credit Agreement.

At March 31, 2017, we had $174.0 million in principal amount of outstanding borrowings under the Credit Agreement. Our primary interest rate under the Credit Agreement is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. For the three months ended March 31, 2017, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was 3.3%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $0.9 million over a twelve-month period.

As of March 31, 2017, our investment portfolio included $45.2 million in cash and cash equivalents. As of March 31, 2017, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the material weakness in our internal control over financial reporting which existed as of December 31, 2016, as described below, existed as of March 31, 2017. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2017.

On April 22, 2016, the Second Montana Acquisition was completed. Management has begun the evaluation of the internal control structures of the distributed gaming businesses acquired in the Second Montana Acquisition. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded the distributed gaming businesses acquired in the Second Montana Acquisition from our evaluation of our disclosure controls and procedures as of March 31, 2017. We have reported the operating results of such acquired distributed gaming businesses in our consolidated statements of operations and cash flows from the acquisition date through March 31, 2017. As of March 31, 2017, total assets related to the businesses acquired in the Second Montana Acquisition represented approximately 6.1% of our total assets, which consisted primarily of intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remained open as of March 31, 2017. Net revenues from the Second Montana Acquisition comprised approximately 7.8% of our consolidated net revenues for the three months ended March 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that management previously identified in connection with its evaluation of our internal control over financial reporting, as of December 31, 2016 was as follows:

•

Untimely Preparation and Review of Account Reconciliations. Account reconciliations were not consistently prepared on a timely basis and subjected to proper review and written approval by a person not involved in their preparation.

In light of the material weakness described above, and based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

We are in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. During the three months ended March 31, 2017, the Audit Committee directed management to develop and present to the Committee a plan and timetable for the implementation of remediation measures to correct this material weakness. Management has delivered the remediation plan and timetable to the Audit Committee. Under management’s remediation plan, the remediation measures will include, among other things:

•

Hiring additional personnel with the requisite expertise in the key functional areas of finance and accounting to supervise the preparation of account reconciliations and to perform proper reviews of such reconciliations;

•	Implementing additional policies, procedures and checklists providing for timely and proper preparation, review and approval of account reconciliations;
•	Implementing a computerized system to monitor and track the status and completeness of account reconciliations each period; and
•	Providing additional training to new and existing accounting and financial reporting personnel regarding our procedures and systems concerning the preparation and review of account reconciliations.

During the quarter ended March 31, 2017, except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we completed the Second Montana Acquisition on April 22, 2016. Acquisition-related integration activities may lead us to modify certain internal controls in future periods.

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

In February and April 2017, several former employees filed two separate purported class action lawsuits against us in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by us in the State of Nevada. The lawsuits allege we violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. These cases are at an early stage in the proceedings, and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from these matters. Therefore, we have not recorded any amount for the claims as of the date of this filing. While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of these matters, based on management’s current understanding of the relevant facts and circumstances, we believe that these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, future results or prospects.

ITEM 6.  EXHIBITS

Exhibits	Description

10.1#

Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana (incorporated by reference to Exhibit 10.11.2 to Golden Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017)

10.2#

First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell (incorporated by reference to Exhibit 10.12.1 to Golden Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017)

10.3#

Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II (incorporated by reference to Exhibit 10.15 to Golden Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017)

10.4#

Golden Entertainment, Inc. Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.21 to Golden Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017)

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

GOLDEN ENTERTAINMENT, INC.
Registrant

Dated: May 10, 2017	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
Executive Vice President, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)
/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Senior Vice President of Accounting and Finance
(Principal Accounting Officer)