Form 10-Q
period 2017-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2017-08-08
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 22,322,120 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$49,809	$46,898
Accounts receivable, net	6,428	6,697
Income taxes receivable	193	2,340
Prepaid expenses	4,981	9,761
Inventories	3,036	2,605
Other	1,600	1,346
Total current assets	66,047	69,647

Property and equipment, net	142,028	137,581

Other assets
Goodwill	105,655	105,655
Intangible assets, net	94,917	98,603
Deferred income taxes	2,813	—
Other	11,058	7,592
Total other assets	214,443	211,850
Total assets	$422,518	$419,078

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$15,401	$15,752
Accounts payable	10,343	11,739
Accrued taxes, other than income taxes	1,147	3,024
Accrued payroll and related	4,725	3,478
Other accrued expenses	5,366	3,846
Total current liabilities	36,982	37,839

Long-term debt, net	161,393	167,690
Deferred income taxes	—	38
Other long-term obligations	3,759	4,085
Total liabilities	202,134	209,652
Commitments and contingencies (Note 10)

Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 22,322 and 22,232 common shares issued and outstanding, respectively	223	223
Additional paid-in capital	294,059	290,157
Accumulated deficit	(73,898)	(80,954)
Total shareholders' equity	220,384	209,426
Total liabilities and shareholders' equity	$422,518	$419,078

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues
Gaming	$94,649	$88,337	$186,171	$166,809
Food and beverage	15,808	14,101	31,458	27,442
Rooms	2,012	1,945	3,590	3,500
Other operating	3,693	3,079	7,078	5,291
Gross revenues	116,162	107,462	228,297	203,042
Less: Promotional allowances	(5,669)	(4,904)	(11,158)	(9,450)
Net revenues	110,493	102,558	217,139	193,592

Expenses
Gaming	64,946	63,541	127,833	119,032
Food and beverage	9,697	8,472	19,303	16,599
Rooms	311	305	620	565
Other operating	3,484	1,167	6,684	1,946
Selling, general and administrative	19,429	16,222	37,931	32,456
Acquisition and merger expenses	2,066	434	2,066	475
Preopening expenses	574	519	846	1,092
Depreciation and amortization	7,408	6,847	13,960	12,639
Total expenses	107,915	97,507	209,243	184,804
Income from operations	2,578	5,051	7,896	8,788

Non-operating income (expense)
Interest expense, net	(2,000)	(1,640)	(3,683)	(3,097)
Other, net	—	—	—	18
Total non-operating expense, net	(2,000)	(1,640)	(3,683)	(3,079)
Income before income tax benefit (provision)	578	3,411	4,213	5,709
Income tax benefit (provision)	1,135	(611)	2,842	(670)
Net income	$1,713	$2,800	$7,055	$5,039

Weighted-average common shares outstanding
Basic	22,265	22,136	22,258	22,044
Dilutive impact of stock options and restricted stock units	1,023	299	799	299
Diluted	23,288	22,435	23,057	22,343
Net income per share
Basic	$0.08	$0.13	$0.32	$0.23
Diluted	$0.07	$0.12	$0.31	$0.23

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income	$7,055	$5,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,960	12,639
Amortization of debt issuance costs	378	346
Share-based compensation	3,749	855
Deferred income taxes	(2,851)	670
Other operating activities	—	(18)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	270	(1,859)
Income taxes receivable	2,146	—
Prepaid expenses	4,756	(2,327)
Inventories and other current assets	(687)	(210)
Other assets	(999)	(215)
Accounts payable and other accrued expenses	872	2,045
Accrued taxes, other than income taxes	(1,878)	(5)
Other liabilities	174	460
Net cash provided by operating activities	26,945	17,420
Cash flows from investing activities
Purchase of property and equipment	(11,082)	(17,778)
Deposit paid for asset purchase	(2,467)	—
Acquisition of businesses, net of cash acquired	—	(41,273)
Issuance of notes receivable	—	(107)
Other investing activities	(196)	(2,076)
Net cash used in investing activities	(13,745)	(61,234)
Cash flows from financing activities
Repayments of Revolving Credit Facility	(6,000)	—
Repayments of Term Loans	(3,000)	(3,500)
Proceeds from Term Loans	—	40,000
Repayments of notes payable	(1,292)	(1,285)
Proceeds from issuance of common stock	153	1,703
Payments for debt issuance costs	—	(416)
Principal payments under capital leases	(150)	(160)
Net cash provided by (used in) financing activities	(10,289)	36,342
Cash and cash equivalents
Net increase (decrease) for the period	2,911	(7,472)
Balance, beginning of period	46,898	69,177
Balance, end of period	$49,809	$61,705
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$3,287	$2,752
Non-cash investing and financing activities
Notes payable issued for property and equipment	$717	$345
Assets acquired under capital lease obligations	2,700	1,815
Common stock issued in connection with acquisition	—	500

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Overview

Golden Entertainment, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Golden”) is a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations. The Company’s common stock is traded on the NASDAQ Global Market, and the Company’s ticker symbol is “GDEN.”

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

Net Income Per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of the anti-dilutive effect.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The standard is effective for annual periods beginning after December 15, 2017 and interim periods therein, and early adoption is permitted. The Company will adopt the standard as of January 1, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which addresses goodwill impairment testing. Instead of determining goodwill impairment by calculating the implied fair value of goodwill, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard is effective for annual periods beginning after December 15, 2017 and interim periods therein. The Company will adopt the standard as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition model, ASU 2014-09, Revenue from Contracts with Customers, which created a new Topic 606 (“ASC 606”). The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. The Company anticipates adopting this standard effective January 1, 2018. The Company is currently in the process of its analysis and anticipates this standard will have a material effect on its consolidated financial statements. As described below, the Company expects the most significant effect will be related to the accounting for customer loyalty programs and casino promotional allowances. However, the quantitative effects of these changes have not yet been determined and are still being analyzed. The Company is currently assessing the full effect that the adoption of this standard will have on its financial statements.

The customer loyalty programs affect revenues from the Company’s four core business operations: gaming, food and beverage, rooms and other operations. Currently, the Company estimates the cost of fulfilling the redemption of player rewards, after consideration of breakage, based upon the cost of historical redemptions. Upon adoption of the new guidance, player rewards will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when player rewards are redeemed.

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

Montana Acquisitions

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

On April 22, 2016, the Company completed the acquisition of approximately 1,800 gaming devices, as well as amusement devices and certain other non-gaming assets and the right to operate within certain locations, from Amusement Services, LLC (the “Second Montana Acquisition”, and, together with the Initial Montana Acquisition, the “Montana Acquisitions”). The total consideration for the transaction was $25.7 million.

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

The allocation of the $20.1 million purchase price of the Initial Montana Acquisition was finalized in the first quarter of 2017 and as of the date of the acquisition, was comprised of the following:

(In thousands)	Final Purchase Price Allocation
Cash and cash equivalents	$1,700
Property and equivalents	2,350
Intangible assets	14,400
Goodwill	1,680
Total acquired assets	$20,130

The intangible assets acquired in the Initial Montana Acquisition and the related weighted-average useful lives of definite-lived intangible assets were as follows:

(In thousands)	Useful Life	As Recorded, at Fair Value
Customer relationships	15 years	$9,800
Non-competition agreements	5 years	3,900
Trade name	4 years	500
Other	15 years	200
Total intangible assets acquired		$14,400

The allocation of the $25.7 million purchase price of the Second Montana Acquisition was finalized in the second quarter of 2017 and as of the date of acquisition, was comprised of the following:

(In thousands)	Final Purchase Price Allocation
Cash and other current assets	$404
Property and equipment	7,839
Intangible assets	11,400
Goodwill	6,013
Total acquired assets	$25,656

The intangible assets acquired in the Second Montana Acquisition and the related weighted-average useful lives of definite-lived intangible assets were as follows:

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

The Company reports the results of operations from each of the Montana Acquisitions, subsequent to their respective closing dates, within its Distributed Gaming segment. For the three months ended June 30, 2017 and 2016, net revenues from the Montana Acquisitions totaled $15.4 million and $12.9 million, respectively. For the six months ended June 30, 2017 and 2016, net revenues from the Montana Acquisitions totaled $30.6 million and $16.9 million, respectively. For each of the three months ended June 30, 2017 and 2016, transaction-related costs for the Montana Acquisitions totaled less than $0.1 million. For each of the six months ended June 30, 2017 and 2016, transaction-related costs for the Montana Acquisitions totaled $0.2 million. All transaction-related costs for the Montana Acquisitions were included in preopening expenses. The Company may incur additional transaction-related costs related to the Montana Acquisitions in future periods. Pro forma information is not being presented as there is no practicable method to calculate pro forma earnings given that the Montana Acquisitions were asset purchases that represented only a component of the businesses of the sellers. As a result, historical financial information obtained would have required significant estimates.

Note 3 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

(In thousands)	June 30, 2017	December 31, 2016
Land	$12,766	$12,470
Building and site improvements	88,039	77,515
Furniture and equipment	79,590	75,740
Construction in process	5,057	5,246
Property and equipment	185,452	170,971
Less: Accumulated depreciation	(43,424)	(33,390)
Property and equipment, net	$142,028	$137,581

Depreciation expense was $5.4 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively, and $10.0 million and $9.2 million for the six months ended June 30, 2017 and 2016, respectively.

Note 4 – Goodwill and Intangible Assets, Net

Goodwill consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
Distributed Gaming	$97,859	$97,859
Casinos	7,796	7,796
Total Goodwill	$105,655	$105,655

Goodwill was acquired in connection with the 2015 acquisition of Sartini Gaming, Inc. through a merger transaction (the “Merger”), as well as the Montana Acquisitions. See Note 2, Acquisitions, for a description of the intangible assets acquired through the Montana Acquisitions.

Intangible assets, net, consisted of the following:

	June 30, 2017
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$960	$—	$960
Trade names	Indefinite	12,200	—	12,200
Other	Indefinite	185	—	185
		13,345	—	13,345

Amortizing intangible assets
Customer relationships	12.7 years	78,100	(9,654)	68,446
Player relationships	9.9 years	7,300	(1,232)	6,068
Gaming license	10.8 years	2,100	(577)	1,523
Non-compete agreements	3.5 years	6,000	(1,813)	4,187
Other	8.7 years	1,769	(421)	1,348
		95,269	(13,697)	81,572
Balance, June 30, 2017		$108,614	$(13,697)	$94,917

	December 31, 2016
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$960	$—	$960
Trade names	Indefinite	12,200	—	12,200
Other	Indefinite	110	—	110
		13,270	—	13,270

Amortizing intangible assets
Customer relationships	13.2 years	78,100	(6,932)	71,168
Player relationships	10.4 years	7,300	(910)	6,390
Gaming license	11.4 years	2,100	(508)	1,592
Non-compete agreements	4.0 years	6,000	(1,168)	4,832
Other	9.5 years	1,648	(297)	1,351
		95,148	(9,815)	85,333
Balance, December 31, 2016		$108,418	$(9,815)	$98,603

Total amortization expense related to intangible assets was $2.0 million for both the three months ended June 30, 2017 and 2016, and $3.9 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

Note 5 – Long-Term Debt

Long-term debt, net was comprised of the following:

(In thousands)	June 30, 2017	December 31, 2016
Term Loans	$144,000	$150,000
Revolving Credit Facility	27,000	30,000
Capital lease obligations	4,520	1,970
Notes payable	3,202	3,777
Total long-term debt	178,722	185,747
Less: Unamortized debt issuance costs	(1,928)	(2,305)
	176,794	183,442
Less: Current portion, net of unamortized debt issuance costs	(15,401)	(15,752)
Long-term debt, net	$161,393	$167,690

Credit Agreement

As of June 30, 2017, the facilities under the Company’s Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”) consisted of $160.0 million in senior secured term loans (“Term Loans”) and a $50.0 million Revolving Credit Facility. The facilities mature on July 31, 2020. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus in each case, an applicable margin based on the Company’s leverage ratio. For the six months ended June 30, 2017 and 2016, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Agreement was approximately 3.4%.

The Company was in compliance with its financial covenants under the Credit Agreement as of June 30, 2017.

Note 6 – Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Food and beverage	$4,870	$4,179	$9,705	$8,197
Rooms	627	504	1,160	959
Other	172	221	293	294
Total promotional allowances	$5,669	$4,904	$11,158	$9,450

The estimated cost of providing these promotional allowances, which is primarily included in gaming expenses, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Food and beverage	$3,423	$3,089	$6,781	$6,103
Rooms	188	190	352	381
Other	33	135	116	216
Total estimated cost of promotional allowances	$3,644	$3,414	$7,249	$6,700

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

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. There were 3,644,928 stock options outstanding under the 2015 Plan as of June 30, 2017, of which 870,205 had vested. As of June 30, 2017, a total of 227,744 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. There were 673,675 stock options outstanding under the 2007 Plan as of June 30, 2017, 391,040 of which had vested. As of June 30, 2017, no shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. There were 130,570 and 977,570 options granted in the three and six months ended June 30, 2017, respectively, with weighted-average grant date fair values of $9.42 and $6.36 per share, respectively. There were 63,070 and 223,070 stock options granted in the three and six months ended June 30, 2016, respectively, with weighted-average grant date fair values of $4.99 and $4.24 per share, respectively.

Share-based compensation expense related to stock options was $1.2 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2017 and 2016:

	Number of Common Shares			Weighted-
	Options		Available	Average
	Outstanding	Exercisable	for Grant	Exercise Price
2017
Balance at December 31, 2016	3,402,481	411,029	274,596	$9.02
Authorized	—		889,259	—
Granted	977,570		(977,570)	14.25
Exercised	(19,989)		—	7.70
Cancelled	(41,459)		41,459	11.94
Balance at June 30, 2017	4,318,603	391,040	227,744	$10.19

2016
Balance at December 31, 2015	2,419,529	724,529	837,635	$8.16
Authorized	—		874,709	—
Granted	223,070		(223,070)	11.19
Exercised	(294,956)		—	11.21
Cancelled	(10,000)		10,000	9.33
Balance at June 30, 2016	2,337,643	429,573	1,499,274	$8.75

As of June 30, 2017, the outstanding stock options had a weighted-average remaining contractual life of 7.9 years, weighted-average exercise price of $10.19 per share and an aggregate intrinsic value of $45.4 million. As of June 30, 2017, the outstanding exercisable stock options had a weighted-average remaining contractual life of 1.3 years, weighted-average exercise price of $4.34 per share and an aggregate intrinsic value of $6.4 million.

There were no options exercised during the three months ended June 30, 2017. During the three months ended June 30, 2016, there was 135,330 options exercised. There were 19,989 and 294,956 options exercised during the six months ended June 30, 2017 and 2016, respectively. There was no intrinsic value of options exercised during the three months ended June 30, 2017 and $0.9 million total intrinsic value of options exercised during the three months ended June 30, 2016. The total intrinsic value of options exercised was $0.1 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $14.3 million as of June 30, 2017, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company issues new shares of common stock upon the exercise of stock options.

Restricted Stock Units

There were 70,648 RSUs outstanding under the 2015 Plan as of June 30, 2017, none of which had vested. Share-based compensation expense related to RSUs was $0.8 million and $1.2 million for the three and six months ended June 30, 2017, respectively. There was no RSU activity during the six months ended June 30, 2016. As of June 30, 2017, there was approximately $0.4 million of total unrecognized share-based compensation expense related to unvested RSUs, all of which is expected to be recognized in 2017.

Note 8 – Income Taxes

The Company’s effective tax rate was (67.5)% and 11.7% for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the effective tax rate differed from the federal tax rate of 35% due to partial release of the valuation allowance for deferred tax assets and changes in the valuation allowance for deferred taxes, respectively.

Income tax benefit was $2.8 million for the six months ended June 30, 2017, which was attributed primarily to a partial release of valuation allowance. Income tax expense was $0.7 million for the six months ended June 30, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company's financial results include the reversal of a portion of the valuation allowance recorded against the deferred tax assets of the Company. This reversal resulted in the recognition of a $2.8 million income tax benefit for the six months ended June 30, 2017. The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, effective December 31, 2016, it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets. This conclusion, and the resulting partial reversal of the deferred tax asset valuation allowance, is based upon consideration of several factors, including the Company's completion of seven consecutive quarters of profitability, its demonstrated ability in such quarters to meet or exceed budgets, and its forecast of future profitability.

The Company's income taxes receivable was $0.2 million as of June 30, 2017, and $2.3 million as of December 31, 2016. The decrease in income taxes receivable was primarily due to the collection of a $2.2 million tax refund which was released in connection with the settlement of an IRS audit related to 2012 taxable losses carried back to a prior year.

In connection with the Merger, on July 31, 2015, the Company entered into a NOL Preservation Agreement with The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), Lyle A. Berman (a director and shareholder of the Company), as well as certain other shareholders of the Company affiliated with Mr. Berman or that are trusts for which Neil Sell, a director of the Company, serves as trustee. The NOL Preservation Agreement is intended to help minimize the risk of an “ownership change,” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), that would limit the Company’s ability to utilize its federal net operating loss carryforwards to offset future taxable income.

As of June 30, 2017, the Company had approximately $62.2 million of net operating loss carryforwards (“NOLs”) which begin to expire in 2032. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, under the Purchase Agreement for the American acquisition, the Company has agreed to issue 4,046,494 shares of its common stock to ACEP Holdings at the closing of the Transaction. The Company anticipates that the issuance of such shares will result in an “ownership change” under Section 382 that will generally limit the amount of NOLs the Company can utilize annually. Following the closing of the Transaction, the amount of NOLs the Company can utilize in a given year will be limited to an amount equal to the aggregate fair market value of the Company’s common stock immediately prior to the ownership change, multiplied by the long-term exempt interest rate in effect for the month of the ownership change. As of June 30, 2017, the long-term exempt interest rate was 2.09%.

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

Balances Measured at Fair Value

For the Company’s cash and cash equivalents, accounts receivable and payable, short-term borrowings and accrued and other current liabilities, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of June 30, 2017 and December 31, 2016, the fair value of the Company’s long-term debt approximated the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

In connection with the Montana Acquisitions, the Company recognized the acquired assets at fair value. For the Initial Montana Acquisition, these amounts were finalized during the first quarter of 2017. The Second Montana Acquisition amounts were finalized during the second quarter of 2017. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values. Additionally, in connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments beginning in September 2017, subject to certain potential adjustments based upon the availability of certain gaming machines and, if applicable, the performance of replacement games. The fair value of the Company’s contingent consideration recorded in connection with the Initial Montana Acquisition was estimated to be $2.0 million as of June 30, 2017 and is recorded in “Other accrued expenses” and

“Other long-term obligations” on the Company’s consolidated balance sheet. Changes to the estimated fair value of the contingent consideration will be recognized in earnings of the Company. See Note 2, Acquisitions, for a discussion of the Montana Acquisitions.

Balances Measured at Fair Value on a Non-recurring Basis

The identified intangible assets acquired in connection with the Initial Montana Acquisition and the Second Montana Acquisition have been valued using unobservable (Level 3) inputs at a fair value of $14.4 million and $11.4 million, respectively (see Note 2, Acquisitions).

The Company owns various parcels of developed and undeveloped land relating to its casinos in Pahrump, Nevada. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of June 30, 2017 and December 31, 2016.

Note 10 – Commitments and Contingencies

Agreement to Acquire American Casino & Entertainment Properties, LLC

On June 10, 2017, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) to acquire all of the outstanding equity interest of American Casino & Entertainment Properties, LLC (“American”) (the “Transaction”). The selling members include W2007/ACEP Managers Voteco, LLC (“ACEP Voteco”) and W2007/ACEP Holdings, LLC (“ACEP Holdings” and, together with ACEP Voteco, the “Sellers”), affiliates of Whitehall Street Real Estate Fund 2007, a real estate private equity fund managed by the Merchant Banking Division of Goldman Sachs & Co. LLC. The aggregate consideration to be paid by the Company under the Purchase Agreement is $850 million, consisting of $781 million in cash and 4,046,494 shares of Golden common stock, subject to customary adjustments relating to the net working capital and indebtedness of American as of the closing of the Transaction.

The Company also entered into a debt financing commitment letter (the “Debt Commitment Letter”) and obtained financing commitments (the “Debt Commitments”) that includes senior secured first and second lien credit facilities in the amount of $900 million and $200 million, respectively. The first lien facility includes an $800 million term loan and a $100 million unfunded revolving credit facility. The availability of the borrowing under the Debt Commitments is subject to the satisfaction of certain customary conditions. The use of the aggregate proceeds includes paying the cash portion of the purchase price, fees and expenses incurred by the Company in connection with the Transaction, and refinancing of the Company’s existing senior credit facility. The consortium of lenders includes JPMorgan Chase Bank, N.A. (“JPMorgan”), Credit Suisse AG and Credit Suisse Securities (USA) LLC (together, “Credit Suisse”), Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC (together, “Macquarie”), and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley” and together with JPMorgan, Credit Suisse and Macquarie, the “Financing Sources”).

American owns and operates four casino hotel properties in Nevada, comprising the Stratosphere Casino, Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, and the Aquarius Casino Resort in Laughlin. Upon completion of the Transaction, the Company will operate over 15,800 slot machines, 114 table games and more than 5,100 hotel rooms across eight casino properties and almost 1,000 distributed gaming locations.

The consummation of the Transaction is subject to customary closing conditions, including, among others, the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, obtaining applicable gaming authority regulatory approvals, the absence of a material adverse effect regarding American and performance and compliance in all material respects with agreements and covenants contained in the Purchase Agreement. The obligation of the Company to consummate the Transaction is not subject to a financing condition. The Transaction is expected to close in the fourth quarter of 2017.

The Purchase Agreement includes customary termination provisions for both the Company and the Sellers. The Sellers will be entitled to receive a termination fee from the Company equal to $20 million under certain circumstances. In addition, following a termination each party will remain liable to the other for any willful material breach of the provisions of the Purchase Agreement. Both the Company and the Sellers have the right to terminate the Purchase Agreement if the closing has not occurred by January 10, 2018, subject to the right of either party to extend such date to March 10, 2018 if all of the conditions to closing the Transaction have been satisfied other than the required approvals of gaming authorities and/or the expiration of the waiting period under the Hart-Scott-Rodino Act.

In connection with the closing of the Transaction, the Company and ACEP Holdings will enter into certain additional ancillary agreements which are attached as exhibits to the Purchase Agreement, including a stockholder’s agreement that will provide for, among other things, a 90-day restriction on sales of Golden common stock by the Sellers (subject to certain exceptions) and a standstill agreement, and a registration rights agreement with respect to the shares of Golden common stock to be issued at the closing and certain other customary agreements.

The foregoing descriptions of the Purchase Agreement and the Debt Commitment Letter are not complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and the Debt Commitment Letter.

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

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, associated with all operating leases was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Rent expense
Space lease agreements	$9,112	$10,309	$18,639	$20,446
Related party leases	505	703	1,081	1,405
Other operating leases	3,343	2,814	6,528	5,541
	$12,960	$13,826	$26,248	$27,392

As of June 30, 2017, future minimum operating lease payments, excluding contingent rents, were as follows:

	Remainder of
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Minimum operating lease payments
Space lease agreements	$14,111	$27,304	$26,282	$6,648	$2,966	$1,820	$79,131
Related party leases	939	1,890	1,902	1,914	1,927	9,109	17,681
Other operating leases	5,972	11,087	10,472	10,322	9,687	86,153	133,693
	$21,022	$40,281	$38,656	$18,884	$14,580	$97,082	$230,505

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

As of June 30, 2017, future minimum capital lease payments, excluding contingent rents, were as follows:

	Remainder of
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Minimum capital lease payments
Furniture and equipment	$368	$786	$775	$717	$332	$–	$2,978
Related party property leases	75	150	150	150	150	1,751	2,426
Less: Amounts representing interest							(884)
Total obligations under capital leases							$4,520

Participation and Revenue Share Agreements

The Company also enters into gaming device placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s gaming devices placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. During the three and six months ended June 30, 2017, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $36.7 million and $71.5 million, respectively, including $0.3 million and $0.6 million, respectively, under revenue share and participation agreements with related parties, as described in Note 12, Related Party Transactions. During the three and six months ended June 30, 2016, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $32.7 million and $60.9 million, respectively, including $0.3 million and $0.8 million, respectively, under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three months ended June 30, 2017 and 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2017 and 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were $0.8 million and $0.3 million, respectively.

Employment Agreements

The Company has entered into at-will employment agreements with each of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $6.1 million for Mr. Sartini, $1.9 million for Stephen A. Arcana, $1.9 million for Charles H. Protell, $1.6 million for Sean T. Higgins, $0.7 million for Blake L. Sartini II, and $0.4 million for Gary A. Vecchiarelli (assuming each officer’s respective annual salary and health benefit costs as of June 30, 2017 are the amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options).

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

Results of Operations - Segment Net Income (Loss), Net Revenues and Adjusted EBITDA

The Company evaluated its segments’ profitability based upon Adjusted EBITDA, which represents earnings before interest expense and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, acquisition and merger expenses, regulatory licensing costs, litigation expense, share-based compensation expense, executive severance and sign-on bonuses, impairments and other gains and losses, as applicable.

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended June 30, 2017
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Consolidated
Net revenues	$84,187	$26,210	$96	$110,493

Adjusted EBITDA	13,478	6,934	(5,409)	15,003
Acquisition expenses	—	—	(2,066)	(2,066)
Share-based compensation	—	—	(2,322)	(2,322)
Preopening expenses	(400)	—	(174)	(574)
Litigation	—	—	(55)	(55)
Depreciation and amortization	(4,942)	(2,025)	(441)	(7,408)
Income (loss) from operations	8,136	4,909	(10,467)	2,578
Non-operating income (expense)
Interest expense, net	(278)	43	(1,765)	(2,000)
Total non-operating income (expense), net	(278)	43	(1,765)	(2,000)
Income (loss) before income tax benefit (provision)	7,858	4,952	(12,232)	578
Income tax benefit	—	—	1,135	1,135
Net income (loss)	$7,858	$4,952	$(11,097)	$1,713

	Three Months Ended June 30, 2016
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Consolidated
Net revenues	$77,765	$24,709	$84	$102,558

Adjusted EBITDA	11,361	6,843	(4,903)	13,301
Merger expenses	—	—	(434)	(434)
Share-based compensation	—	—	(450)	(450)
Preopening expenses	(429)	—	(90)	(519)
Depreciation and amortization	(4,597)	(1,916)	(334)	(6,847)
Income (loss) from operations	6,335	4,927	(6,211)	5,051
Non-operating income expense
Interest expense, net	(40)	(1)	(1,599)	(1,640)
Total non-operating expense, net	(40)	(1)	(1,599)	(1,640)
Income (loss) before income tax provision	6,295	4,926	(7,810)	3,411
Income tax provision	—	—	(611)	(611)
Net income (loss)	$6,295	$4,926	$(8,421)	$2,800

	Six Months Ended June 30, 2017
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Consolidated
Net revenues	$166,446	$50,518	$175	$217,139

Adjusted EBITDA	26,584	13,236	(11,248)	28,572
Acquisition expenses	—	—	(2,066)	(2,066)
Share-based compensation	—	—	(3,749)	(3,749)
Preopening expenses	(609)	—	(237)	(846)
Litigation	—	—	(55)	(55)
Depreciation and amortization	(9,576)	(3,596)	(788)	(13,960)
Income (loss) from operations	16,399	9,640	(18,143)	7,896
Non-operating income (expense)
Interest expense, net	(320)	39	(3,402)	(3,683)
Total non-operating income (expense), net	(320)	39	(3,402)	(3,683)
Income (loss) before income tax benefit (provision)	16,079	9,679	(21,545)	4,213
Income tax benefit	—	—	2,842	2,842
Net income (loss)	$16,079	$9,679	$(18,703)	$7,055

	Six Months Ended June 30, 2016
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Consolidated
Net revenues	$146,349	$47,122	$121	$193,592

Adjusted EBITDA	21,582	11,607	(9,340)	23,849
Merger expenses	—	—	(475)	(475)
Share-based compensation	—	—	(855)	(855)
Preopening expenses	(989)	—	(103)	(1,092)
Depreciation and amortization	(8,295)	(3,686)	(658)	(12,639)
Income (loss) from operations	12,298	7,921	(11,431)	8,788
Non-operating income (expense)
Interest expense, net	(75)	(1)	(3,021)	(3,097)
Other, net	—	—	18	18
Total non-operating expense, net	(75)	(1)	(3,003)	(3,079)
Income (loss) before income tax provision	12,223	7,920	(14,434)	5,709
Income tax provision	—	—	(670)	(670)
Net income (loss)	$12,223	$7,920	$(15,104)	$5,039

Total Segment Assets

The Company's assets by segment consisted of the following amounts:

(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
Balance at June 30, 2017	$294,202	$104,780	$76,934	$(53,398)	$422,518

Balance at December 31, 2016	$294,822	$108,418	$69,236	$(53,398)	$419,078

Note 12 – Related Party Transactions

As of June 30, 2017, the Company leased its office headquarters building and one tavern location from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana, and leased two tavern locations, one of which the Company accounts for as a capital lease, from companies controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. The lease for the Company’s office headquarters building expires on July 31, 2025. The rent expense for the office headquarters building was $0.3 million during each of the three months ended June 30, 2017 and 2016 and $0.6 million during each of the six months ended June 30, 2017 and 2016. There was no amount owed by the Company with respect to such lease as of June 30, 2017. The leases for the tavern locations have remaining terms of up to 11 years. The rent expense for the tavern locations was $0.3 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.8 million during the six months ended June 30, 2017 and 2016, respectively. There was no amount owed by the Company with respect to such leases as of June 30, 2017. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini through February 28, 2017. There was no rental income for the three months ended June 30, 2017. There was less than $0.1 million of rental income for the three months ended June 30, 3016. Rental income for the sublet portion of the office headquarters building during each of the six months ended June 30, 2017 and 2016 was less than $0.1 million. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. As of June 30, 2017, all of these related party lease agreements were in place prior to the consummation of the Merger, other than two lease agreements entered into in 2016.

In April 2016, the Audit Committee of the Board of Directors approved the Company’s entering into an aircraft timesharing agreement between the Company and Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Pursuant to the agreement, the Company will reimburse Sartini Enterprises, Inc. for direct costs and expenses incurred by Company employees traveling on Company business on the private aircraft owned by Sartini Enterprises Inc. In June 2017, the Audit Committee approved the Company’s entering into a second aircraft timesharing agreement between the Company and Sartini Enterprises, Inc. on similar terms for a private aircraft leased by Sartini Enterprises Inc. During the three and six months ended June 30, 2017, the Company paid less than $0.1 million, and as of June 30, 2017 the Company owed less than $0.1 million, under the aircraft timesharing agreements.

Mr. Sartini’s son, Blake L. Sartini, II (“Mr. Sartini II”), serves as Senior Vice President of Distributed Gaming of the Company. Mr. Sartini II has an employment agreement that was approved by both the Audit Committee and Compensation Committee of the Board of Directors, which was amended and restated in March 2017. The amended and restated employment agreement provides for an annual base salary of $375,000, of which approximately $180,000 was earned during the six months ended June 30, 2017. Additionally, Mr. Sartini II is eligible for a target annual bonus equal to 50% of his base salary. Mr. Sartini II also participates in the Company's equity award and benefit programs. In 2017, Mr. Sartini II received a grant of 75,000 options to purchase the Company’s common stock with an exercise price of $13.50 per share, which stock options will vest over a four-year period (but pursuant to the 2015 Plan such stock options may not be exercised prior to August 1, 2018 except in limited circumstances).

One of the distributed gaming locations at which the Company’s gaming devices are located is owned in part by Sean T. Higgins, who serves as the Company’s Chief Legal Officer and Executive Vice President of Development, Compliance and Government Affairs. This arrangement was in place prior to Mr. Higgins joining the Company on March 28, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were each $0.3 million during each of the three months ended June 30, 2017 and 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were each $0.6 million during the six months ended June 30, 2017, and were each $0.3 million during the six months ended June 30, 2016. No amounts were owed to the Company and no amounts were due and payable by the Company related to this arrangement as of June 30, 2017.

Three of the distributed gaming locations at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, the former Executive Vice President and Chief Financial Officer of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.4 million and $0.3 million, respectively, during the three months ended June 30, 2016 and $0.9 million and $0.8 million, respectively, during the six months ended June 30, 2016. Mr. Flandermeyer ceased to be an employee of the Company and a related party in November 2016. The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices. All of the agreements were in place prior to the consummation of the Merger.

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

In connection with the Merger, Lyle A. Berman, who serves on the Board of the Directors of the Company, entered into a three-year consulting agreement with the Company that pays his wholly owned consulting firm $200,000 annually, plus reimbursements for certain health insurance, administrative assistant and office costs. Expenses recorded by the Company for the agreement with Mr. Berman were less than $0.1 million for each of the three months ended June 30, 2017 and 2016 and $0.1 million for each of the six months ended June 30, 2017 and 2016. There were no amounts due and payable by the Company at June 30, 2017.

Additionally, in connection with the Merger, Timothy J. Cope, who serves on the Board of Directors of the Company entered into a short-term consulting agreement for the period from July 31, 2015 to April 1, 2016 under which Mr. Cope was paid a total of $140,000, plus reimbursement of certain health insurance costs. Expenses recorded by the Company for the agreement with Mr. Cope were $0.1 million for the six months ended June 30, 2016.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions, anticipated future growth and trends in our business or key markets, projections of future financial condition, operating results, income, capital expenditures, costs or other financial items, anticipated regulatory and legislative changes, our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income, as well as other statements that are not statements of historical fact. Forward-looking statements regarding our pending acquisition of the outstanding membership interests of American Casino & Entertainment Properties, LLC (the “Transaction,” the “American Transaction” or the “Acquisition”) include statements regarding the planned completion of the Transaction, the benefits of the Transaction, our plans, objectives, expectations and intentions regarding the Transaction, and the expected timing of completion of the Transaction. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors relating to the Transaction that could cause our actual results to differ materially include, among other things: the ability to obtain required regulatory approvals for the Transaction (including the approval of gaming and antitrust authorities necessary to complete the Transaction), the timing of obtaining such approvals and the risk that such approvals may result in the imposition of conditions that could materially adversely affect us, American and the expected benefits of the Transaction; the risk that a condition to closing of the Transaction may not be satisfied on a timely basis or at all, the failure of the Transaction to close for any other reason and the risk of liability to us in connection therewith; access to available financing (including financing for the acquisition) on a timely basis and on reasonable terms; the effects of disruption caused by the Transaction making it more difficult for us to execute our operating plan effectively or to maintain relationships with employees, vendors and other business partners; failure to realize the anticipated cost savings, synergies and other benefits of the Transaction; litigation in connection with the Transaction; our ability to successfully integrate American’s businesses; and other factors identified under the heading “Risk Factors” in Part II, Item 1A of this report. Other factors that could cause our actual results to differ materially include: our ability to realize the anticipated cost savings, synergies and other benefits of the 2015 acquisition of Sartini Gaming, Inc. through a merger transaction (the “Merger”), and the acquisitions of distributed gaming assets in Montana, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer, Chief Strategy Officer and Chief Financial Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; an unexpected occurrence of an “ownership change” as defined in Section 382 of the Internal Revenue Code (the “Code”); factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations.

We conduct our business through two reportable operating segments: Distributed Gaming and Casinos.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of June 30, 2017, our distributed gaming operations comprised over 10,700 gaming devices in approximately 1,000 locations.

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

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages, and typically include 15 onsite gaming devices. As of June 30, 2017, we operated 56 taverns, which offered a total of approximately 890 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Brewing Company, Sierra Gold, SG Bar and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos.

Casinos

We own and operate the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”) and three casinos in Pahrump, Nevada: Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park. Pahrump is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. All of our casinos emphasize gaming device play.

Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of June 30, 2017, Rocky Gap offered 663 gaming devices, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

As of June 30, 2017, our Pahrump Nugget casino offered 421 gaming devices, as well as 11 table games (which include three live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget is our largest property in the Nevada market with approximately 70 hotel rooms. As of June 30, 2017, our Gold Town Casino offered 227 gaming devices and a 125-seat bingo facility, and our Lakeside Casino & RV Park offered 185 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites.

Agreement to Acquire American Casino & Entertainment Properties, LLC

On June 10, 2017, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) to acquire all of the outstanding equity interest of American Casino & Entertainment Properties, LLC (“American”) (the “Transaction”). The selling members include W2007/ACEP Managers Voteco, LLC (“ACEP Voteco”) and W2007/ACEP Holdings, LLC (“ACEP Holdings” and, together with ACEP Voteco, the “Sellers”), affiliates of Whitehall Street Real Estate Fund 2007, a real estate private equity fund managed by the Merchant Banking Division of Goldman Sachs & Co. LLC. The aggregate consideration to be paid by the Company under the Purchase Agreement is $850 million, consisting of $781 million in cash and 4,046,494 shares of Golden common stock, subject to customary adjustments relating to the net working capital and indebtedness of American as of the closing of the Transaction.

The Company also entered into a debt financing commitment letter (the “Debt Commitment Letter”) and obtained financing commitments (the “Debt Commitments”) that includes senior secured first and second lien credit facilities in the amount of $900 million and $200 million, respectively. The first lien facility includes an $800 million term loan and a $100 million unfunded revolving credit facility. The availability of the borrowing under the Debt Commitments is subject to the satisfaction of certain customary conditions. The use of the aggregate proceeds includes paying the cash portion of the purchase price, fees and expenses incurred by the Company in connection with the Transaction, and refinancing of the Company’s existing senior credit facility. The consortium of lenders includes JPMorgan Chase Bank, N.A. (“JPMorgan”), Credit Suisse AG and Credit Suisse Securities (USA) LLC (together, “Credit Suisse”), Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC (together, “Macquarie”), and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley” and together with JPMorgan, Credit Suisse and Macquarie, the “Financing Sources”).

American owns and operates four casino hotel properties in Nevada, comprising the Stratosphere Casino, Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, and the Aquarius Casino Resort in Laughlin. Upon completion of the Transaction, we will operate over 16,000 slot machines, 114 table games and more than 5,100 hotel rooms across eight casino properties and approximately 1,000 distributed gaming locations.

For additional information regarding the Transaction and the financing commitment, see Note 10, Commitments and Contingencies – Agreement to Acquire American Casino & Entertainment Properties, LLC, in the accompanying consolidated financial statements.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 and 2016.

					Increase (Decrease)
	Three Months Ended		Six Months Ended		From Prior Year
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	Three Months Ended	Six Months Ended
Net revenues
Distributed Gaming	$84,187	$77,765	$166,446	$146,349	$6,422	$20,097
Casinos	26,210	24,709	50,518	47,122	1,501	3,396
Corporate and other	96	84	175	121	12	54
	110,493	102,558	217,139	193,592	7,935	23,547

Operating expenses
Distributed Gaming	64,764	60,375	127,856	113,078	4,389	14,778
Casinos	13,673	13,083	26,588	25,017	590	1,571
Corporate and other	1	27	(4)	47	(26)	(51)
	78,438	73,485	154,440	138,142	4,953	16,298
Selling, general and administrative	19,429	16,222	37,931	32,456	3,207	5,475
Acquisition and merger expenses	2,066	434	2,066	475	1,632	1,591
Preopening expenses	574	519	846	1,092	55	(246)
Depreciation and amortization	7,408	6,847	13,960	12,639	561	1,321
Total expenses	107,915	97,507	209,243	184,804	10,408	24,439
Income from operations	2,578	5,051	7,896	8,788	(2,473)	(892)
Non-operating expense, net	(2,000)	(1,640)	(3,683)	(3,079)	(360)	(604)
Income tax benefit (provision)	1,135	(611)	2,842	(670)	1,746	3,512
Net income	$1,713	$2,800	$7,055	$5,039	$(1,087)	$2,016

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Net Revenues

The increase in net revenues for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 was primarily due to a $6.3 million and $1.7 million increase in our gaming and food and beverage revenues, respectively, relating primarily to our Distributed Gaming segment. This was offset by a $0.8 million increase in promotional allowance, compared to the prior year period.

The increase in our Distributed Gaming segment net revenues for the three months ended June 30, 2017 compared to the prior year period was primarily due to an increase of $5.1 million in gaming revenues, reflecting the opening of two new taverns in the Las Vegas Valley in the current year period as well as a full period of revenues from five taverns opened in 2016. Additionally, net revenues related to our Distributed Gaming segment in the current year period included a full period of net revenues from the Second Montana Acquisition that occurred on April 22, 2016.

The increase in our Casinos segment net revenues for the three months ended June 30, 2017 compared to the prior year period was primarily due to an increase of $1.2 million in gaming revenues, of which $1.1 million related to our Rocky Gap casino, reflecting an increase in parking capacity to accommodate peak days, increased patron volume and revised marketing efforts to cater to our gaming customers.

The increase in net revenues for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 was primarily due to a $19.4 million and $4.0 million increase in our gaming and food and beverage revenues, respectively, relating primarily to our Distributed Gaming segment. This was offset by a $1.7 million increase in promotional allowance, compared to the prior year period.

The increase in our Distributed Gaming segment net revenues for the six months ended June 30, 2017 compared to the prior year period consisted of increases of $16.3 million, $4.2 million and $1.5 million in our gaming, food and beverage and other operating revenues, respectively. These increases reflect the opening of three new taverns in the Las Vegas Valley in the current year period, as well as a full period of revenues from five taverns opened in 2016. Additionally, net revenues related to our Distributed Gaming segment in the current year period included a full period of net revenues from the Initial Montana Acquisition that occurred on January 29, 2016, and the Second Montana Acquisition that occurred on April 22, 2016.

The increase in our Casino segment net revenues for the six month ended June 30, 2017 related to our Casinos segment compared to the prior year period was primarily due to an increase of $3.0 million in gaming revenues, of which $2.6 million related to our Rocky Gap casino, reflecting an increase in parking capacity to accommodate peak days, increased patron volume and revised marketing efforts to cater to our gaming customers.

Operating Expenses

Operating expenses comprise gaming, food and beverage, rooms and other operating expenses. The increase in operating expenses for the three month ended June 30, 2017 compared to the prior year period resulted primarily from a $1.4 million and $1.2 million increase in gaming and food and beverage expenses, respectively. The increase also reflected the inclusion in the current year period of $13.0 million in operating expenses relating to the businesses acquired in the Montana Acquisitions in 2016 (representing a full period of operating expenses from the businesses acquired in the Montana Acquisitions), compared to $10.8 million in the prior year period.

The increase in operating expenses for the six month ended June 30, 2017, compared to the prior year period resulted primarily from a $8.8 million and $2.7 million increase in gaming and food and beverage expenses, respectively. The increase also reflected the inclusion in the current year period of $25.7 million in operating expenses relating to the businesses acquired in the Montana Acquisitions in 2016 (representing a full period of operating expenses from the businesses acquired in the Montana Acquisitions), compared to $13.9 million in the prior year period.

Selling, General and Administrative Expenses

The increase in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 resulted primarily from increases of $2.5 million in salaries and bonus expenses (including share-based compensation expense), $0.7 million in marketing and advertising expenses and $0.4 million in building and rent expense, which were partially offset by decreases of $0.3 million in professional fees. Share-based compensation expense increased during the current year period due primarily to $0.8 million of expense related to a restricted stock unit award granted in November 2016.

The increase in SG&A expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted primarily from increases of $3.7 million in salaries and bonus expenses (including share-based compensation expense) and $1.0 million in building and rent expense, which were partially offset by decreases of $1.0 million in professional fees and $0.3 million in rental equipment expenses. Share-based compensation expense increased during the current year period due primarily to $1.2 million of expense related to a restricted stock unit award granted in November 2016.

Within our Distributed Gaming segment, SG&A expenses were $6.0 million for each of the three months ended June 30, 2017 and 2016, and $12.0 million for the six months ended June 30, 2017, compared to $11.7 million for the prior year period.

Within our Casinos segment, SG&A expenses were $5.6 million for the three months ended June 30, 2017, compared to $4.8 million for the prior year period. The $0.8 million change was primarily due to an increase in marketing and advertising expenses and property tax expense, with SG&A expenses relating to our Rocky Gap casino remaining relatively flat year over year. SG&A expenses for our Casinos segment were flat for the six months ended June 30, 2017, compared the prior year period.

Acquisition and Merger Expenses

Acquisition expenses during the three and six months ended June 30, 2017, primarily relate to the pending acquisition of American Casinos & Entertainment Properties. Merger expenses during the three and six months ended June 30, 2016, primarily relate to the 2015 merger with Sartini Gaming, Inc.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

Preopening expenses for the three and six months ended June 30, 2017 were $0.6 million and $0.8 million, respectively, related primarily to the opening of new taverns in Las Vegas, Nevada. The preopening expenses for the three and six months ended June 30, 2016 were $0.5 million and $1.1 million, respectively, related primarily to costs incurred in connection with the Montana Acquisitions and the opening of new tavern locations in Las Vegas, Nevada.

Depreciation and Amortization

The increase in depreciation and amortization expenses for the three and six months ended June 30, 2017 compared to the prior year periods, was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Montana Acquisitions.

Non-Operating Expense, Net

The increases in non-operating expense, net for the three and six months ended June 30, 2017 compared to the prior year periods were $0.3 million and $0.6 million, respectively, due primarily to year-over-year increases in interest expense related to a higher weighted-average effective interest rate under our senior secured credit agreement.

Income Taxes

Our effective tax rate was (67.5)% and 11.7% for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the effective tax rate differed from the federal tax rate of 35% due to partial release of the valuation allowance for deferred tax assets and changes in the valuation allowance for deferred taxes, respectively.

Income tax benefit was $2.8 million for the six months ended June 30, 2017, which was attributed primarily to a partial release of valuation allowance. Income tax expense was $0.7 million for the six months ended June 30, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill.

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

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, acquisition and merger expenses, regulatory licensing costs, litigation expense, share-based compensation expense, executive severance and sign-on bonuses, impairments and other gains and losses.

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Adjusted EBITDA	$15,003	$13,301	$28,572	$23,849
Acquisition and merger expenses	(2,066)	(434)	(2,066)	(475)
Share-based compensation	(2,322)	(450)	(3,749)	(855)
Preopening expenses	(574)	(519)	(846)	(1,092)
Litigation	(55)	—	(55)	—
Depreciation and amortization	(7,408)	(6,847)	(13,960)	(12,639)
Income from operations	2,578	5,051	7,896	8,788
Non-operating income (expense)
Interest expense, net	(2,000)	(1,640)	(3,683)	(3,097)
Other, net	—	—	—	18
Total non-operating expense, net	(2,000)	(1,640)	(3,683)	(3,079)

Income before income tax benefit (provision)	578	3,411	4,213	5,709
Income tax benefit (provision)	1,135	(611)	2,842	(670)
Net income	$1,713	$2,800	$7,055	$5,039

Liquidity and Capital Resources

As of June 30, 2017, we had $49.8 million in cash and cash equivalents and no short-term investments. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under the revolving credit facility under our Credit Agreement (the “Revolving Credit Facility”) will be sufficient to meet our working capital requirements during the next 12 months, other than our capital requirements relating to the American Transaction.

In connection with the American Transaction, we expect that we will require approximately $1.1 billion of new debt financing to pay the cash consideration in the Acquisition, to pay fees and expenses we have incurred in connection with the Transaction, to refinance the outstanding indebtedness under our Credit Agreement, and to provide a $100.0 million unfunded revolving credit facility following the closing of the Transaction. As described below, we expect that we will fund these amounts with proceeds from borrowings under the financing that we expect to be provided pursuant to the Debt Commitment Letter described below.

To further enhance our liquidity position or to finance acquisitions or other business investment initiatives, we may obtain additional financing from time to time, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. In June 2016, we filed a universal shelf registration statement with the SEC for the future sale of up to $150.0 million of common stock, preferred stock, debt securities, warrants and units. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the applicable offering.

Cash Flows

Year-to-date net cash provided by operating activities increased $9.5 million compared to the prior year due primarily to the flow-through effect of higher revenues.

Net cash used in investing activities was $13.7 million for the six months ended June 30, 2017, compared to $61.2 million for the prior year period. The decrease in net cash used in investing activities as compared to the prior year period was primarily due to the consummation of the Montana Acquisitions during the prior year period.

Net cash used in financing activities totaled $10.3 million for the six months ended June 30, 2017, and primarily related to repayments under the Credit Agreement. Net cash provided by financing activities was $36.3 million for the six months ended June 30, 2016, primarily related to proceeds from borrowings, net of repayments, under the Credit Agreement.

Credit Agreement

As of June 30, 2017, the facilities under the Credit Agreement consisted of $160.0 million in senior secured term loans (“Term Loans”) and a $50.0 million Revolving Credit Facility (together with the Term Loans, the “Facilities”). As of June 30, 2017, we had $144.0 million in principal amount of outstanding Term Loan borrowings and $27.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility. The facilities mature on July 31, 2020.

Borrowings under the Credit Agreement bear interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or

(2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on our leverage ratio. For the six months ended June 30, 2017, the weighted-average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.4%.

Outstanding borrowings under the Term Loans at June 30, 2017 will be repaid in six quarterly payments of $3.0 million each (which commenced on June 30, 2017), followed by four quarterly payments of $4.0 million each (commencing December 31, 2018), followed by three quarterly payments of $6.0 million each (commencing December 31, 2019), followed by a final installment of $95.0 million at maturity on July 31, 2020. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on our leverage ratio, and is accrued based on the average daily amount of the available revolving commitment.

The Credit Agreement is guaranteed by all of our present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

Under the Credit Agreement, we and our subsidiaries are subject to certain limitations, including limitations on our ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the Facilities under certain circumstances if we or any of our subsidiaries sell assets or property, issue debt or receive certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of our equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of our Board of Directors that is not approved by the Board. If we default under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Agreement as of June 30, 2017.

Debt Commitment Letter

In connection with entering into the Purchase Agreement for the American Transaction, on June 10, 2017 we entered into a debt financing commitment letter (the “Debt Commitment Letter”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), Credit Suisse AG and Credit Suisse Securities (USA) LLC (together, “Credit Suisse”), Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC (together, “Macquarie”), and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley” and together with JPMorgan, Credit Suisse and Macquarie, the “Financing Sources”). Pursuant to the Debt Commitment Letter, we have obtained debt financing commitments (the “Debt Commitments”) from the Financing Sources for (i) a senior secured first lien credit facility in an aggregate principal amount of $900 million comprised of (a) a term loan facility of $800 million and (b) an unfunded revolving credit facility of $100 million and (ii) a senior secured second lien credit facility in an aggregate principal amount of $200 million. We will use the aggregate proceeds of the Debt Commitments (i) to pay the cash portion of the purchase price for American, (ii) to pay fees and expenses we have incurred in connection with the Transaction, (iii) to refinance the outstanding indebtedness under our existing Credit Agreement, and (iv) to provide a $100.0 million unfunded revolving credit facility following the closing of the Transaction. The availability of the borrowings under the Debt Commitments is subject to the satisfaction of certain customary conditions.

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

See Note 10, Commitments and Contingencies, in the accompanying consolidated financial statements for additional information regarding commitments and contingencies that may also affect our liquidity.

Other Opportunities

We may investigate and pursue expansion opportunities in our existing or new markets from time to time. Such expansions will be influenced and determined by a number of factors, which may include licensing availability and approval, suitable investment opportunities and availability of acceptable financing. Investigation and pursuit of such opportunities may require us to make substantial investments or incur substantial costs, which we may fund through cash flows from operations or borrowing availability under our credit facilities. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that the investigation or pursuit of an opportunity will result in a completed transaction.

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

Commitments and Contractual Obligations

Except for the pending acquisition of American and the related financing transaction, no significant changes occurred in the first six months of 2017 to the contractual commitments discussed under Part II. Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations, in our Annual Report on Form 10-K for the year ended December 31, 2016. As described above, we expect that we will fund the $781 million cash portion of the purchase price under the Purchase Agreement with proceeds from borrowings under the financing that we expect to be provided pursuant to the Debt Commitment Letter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2017, approximately 96% of our indebtedness for borrowed money accrued interest at a variable rate, which primarily comprised our indebtedness under the Credit Agreement.

At June 30, 2017, we had $171.0 million in principal amount of outstanding borrowings under the Credit Agreement. Our primary interest rate under the Credit Agreement is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. For the six months ended June 30, 2017, the weighted-average effective interest rate on our outstanding borrowings under the Credit Agreement was 3.4%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $0.9 million over a twelve-month period.

As of June 30, 2017, our investment portfolio included $49.8 million in cash and cash equivalents. As of June 30, 2017, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the material weakness in our internal control over financial reporting which existed as of December 31, 2016, as described below, existed as of June 30, 2017. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2017.

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

We are in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. During the first quarter of 2017, the Audit Committee directed management to develop and present to the Committee a plan and timetable for the implementation of remediation measures to correct this material weakness. Management has delivered the remediation plan and timetable to the Audit Committee. Under management’s remediation plan, the remediation measures will include, among other things:

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

During the quarter ended June 30, 2017, except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which factors could materially affect our business, financial condition, liquidity or future results. Except as set forth below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2016 during the six months ended June 30, 2017. The risks described in our Annual Report on Form 10-K and described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

The Acquisition is subject to the receipt of approvals, consents or clearances that may take longer than expected or may impose conditions that could have a material adverse effect on us or, if not obtained, could prevent completion of the transaction.

Completion of the Acquisition is conditioned upon the receipt of certain governmental approvals, including, without limitation, antitrust and gaming regulatory approvals. Although each party has agreed to use its respective reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained on a timely basis or at all, and that the other conditions to completing the Acquisition will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Acquisition or require changes to the terms of the Purchase Agreement or other agreements to be entered into in connection with the Purchase Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Acquisition or of imposing additional costs or limitations on American or us following completion of the Acquisition, any of which might have a material adverse effect on our business, results of operations, financial condition, or prospects.

If the financing contemplated by the Debt Commitment Letter is not available, or alternative financing cannot be obtained, the Acquisition may not be completed and we may be required to pay a termination fee to American.

We intend to finance the cash required in connection with the Acquisition, including payment of the cash portion of the purchase price, refinancing our outstanding indebtedness and payment of fees and expenses we have incurred in connection with the Acquisition, with debt financing in accordance with the terms of the Debt Commitment Letter. The Debt Commitment Letter provides for a senior secured credit facility in an aggregate principal amount of $1.1 billion comprised of (i) a first lien senior secured term loan facility of up to $800 million, (ii) a second lien senior secured term loan facility of up to $200 million, and (iii) a senior secured revolving credit facility of $100.0 million. In the event some or all of the financing contemplated by the Debt Commitment Letter is not available, we are obligated to use our reasonable best efforts to obtain alternative financing from alternative institutions in an amount sufficient to enable us to consummate the Acquisition, refinance our outstanding indebtedness and pay all fees and expenses we have incurred in connection with the Acquisition. If financing cannot be obtained, the Acquisition may not be completed. If we are unable to obtain funding from our financing sources for the cash required in connection with the Acquisition, and American is otherwise ready, willing and able to close the Acquisition, we may be liable to pay to American a financing failure termination fee of $20.0 million.

Litigation challenging the Acquisition could delay or prevent the completion of the Acquisition.

One of the conditions to the Acquisition is that no temporary restraining order, preliminary or permanent injunction, or other judgment, order, decree or legal restraint issued by any governmental entity prohibiting consummation of the Acquisition will be in effect. Although neither Golden nor American has been notified of any litigation filed challenging the Acquisition, there can be no assurance that claims will not be filed. If any such litigation is filed and the plaintiffs secure injunctive relief, it could prevent the Acquisition from becoming effective within the expected time frame or at all. If consummation of the Acquisition is prevented or delayed, it could result in substantial costs to us. We also could incur significant costs in connection with any such lawsuits, including indemnification costs.

Failure to complete the Acquisition could negatively impact our stock price and our future business and financial results.

If the Acquisition is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•	having to pay certain costs relating to the Acquisition, such as legal, accounting and financial advisor fees;
•	having had the focus of our management on the Acquisition instead of pursuing other opportunities that could have been beneficial to us;
•	being required to pay a termination fee or other damages under certain circumstances provided in the Purchase Agreement; and
•	having had the potential benefits of the Acquisition reflected in our stock price, which could lead to stock price volatility and declines if the Acquisition is not completed.

If the Acquisition is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, liquidity, financial results, prospects and stock price.

Following the Acquisition, if consummated, we may face integration difficulties and may be unable to integrate American’s business into Golden’s business successfully or realize the anticipated benefits, including cost synergies, of the Acquisition.

Our ability to realize the anticipated benefits of the Acquisition will depend, in part, on our ability to integrate the businesses of American and Golden in the anticipated time frame or at all. The Acquisition involves the combination of two companies that currently operate as independent companies. Following the consummation of the Acquisition, American will be a wholly-owned subsidiary of Golden. We will be required to devote significant management attention and resources to integrating the two companies’ business practices and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our two businesses in a manner that permits us to achieve the full benefits, including cost synergies, anticipated to result from the Acquisition;
•

complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Acquisition; and
•	diversion of the attention of each company's management, and the disruption of, or the loss of momentum in, each company's ongoing business.

Any of these difficulties could adversely affect each company's ability to maintain relationships with customers, suppliers, employees and other constituencies and our ability to achieve the anticipated benefits of the Acquisition, which could, in turn, materially adversely affect our business, results of operations, financial condition, liquidity, prospects or stock price following the Acquisition.

We will have a substantial amount of debt outstanding following the Acquisition and may incur additional indebtedness in the future, which could restrict our ability to fund working capital, planned capital expenditures and future business opportunities.

We expect to incur approximately $1.0 billion of debt, which includes refinancing of our currently outstanding debt of $171.0 million, in order to complete the Acquisition and related transactions. In addition, we will have the ability to incur additional debt under our $100 million revolving credit facility. This amount of leverage could have important consequences, including:

•

we may be required to use a substantial portion of our cash flow from operations to make interest payments on our debt, which may reduce funds available for operations and future business opportunities;

•	we may have limited flexibility to react to changes in our business and the gaming industry;
•	it may be more difficult for us to satisfy our other obligations;
•	we may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;
•	we may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and
•	we may be at a disadvantage compared to our competitors that have less debt.

Future interest expense will be significantly higher than historic interest expense as a result of our higher levels of indebtedness incurred to consummate the Acquisition. Our ability to make payments on our debt will depend on our ability to generate cash in the future, which will depend on many factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available under our credit facilities or any future credit facilities, in amounts sufficient to service and repay our debt, and to fund working capital, planned capital expenditures and future business opportunities.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. If we cannot generate sufficient cash from our operations to meet our expenses and debt service obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any further acquisitions. If we determine that it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we become unable to meet our debt service and repayment obligations, we would be in default under the terms of our credit agreement, which would allow our lenders to declare all outstanding borrowings to be due and payable. If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed.

The Purchase Agreement subjects us to restrictions on our business activities during the pendency of the Acquisition, and the pendency of the transaction could cause disruptions in our business.

The Purchase Agreement subjects us to restrictions on our business activities and obligates us to generally operate our businesses in the ordinary course in all material respects during the pendency of the Acquisition. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Acquisition, and could otherwise have a material adverse effect on our business, results of operations, cash flows, financial position and prospects. Whether or not the Acquisition is completed, the pendency of the transaction could cause disruptions in our business, and the attention of our management may be diverted from the operation of our business, which could have a material adverse effect on our business, results of operations, cash flows, financial position and prospects.

Our future results may differ materially from the unaudited pro forma financial results that we have previously disclosed.

The pro forma financial results that we have previously disclosed were presented for illustrative purposes only, were based on various adjustments, assumptions and preliminary estimates and may not be an indication of our financial condition or results of operations following the Acquisition for several reasons. Our actual financial condition and results of operations following the Acquisition may not be consistent with, or evident from, these pro forma financial results. In addition, the assumptions used in preparing the pro forma financial results may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Acquisition. Any potential decline in our financial condition or results of operations may cause significant declines in our stock price.

Our future results could suffer if we cannot effectively manage our expanded operations following the Acquisition.

Following the Acquisition, the size of the combined business will be significantly larger than the current size of our business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Acquisition.

Our ability to utilize our NOLs is expected to be negatively impacted following consummation of the Acquisition.

Following the closing of the Acquisition, the amount of NOLs we can utilize in a given year will be limited to an amount equal to the aggregate fair market value of our common stock immediately prior to the ownership change, multiplied by the long-term exempt interest rate in effect for the month of the ownership change. When evaluating the proposed Acquisition and its merits, our Board of Directors considered and weighed the impacts of the limitations on the use of our NOLs that are expected to result from the Acquisition.

To help preserve our ability to utilize our NOLs to offset future taxable income following the Merger with Sartini Gaming, we previously amended and restated our Rights Agreement to deter acquisitions of shares of our common stock that would result in a shareholder owning 4.99% or more of our common stock. In connection with its approval of the Acquisition, our Board of Directors granted ACEP Holdings an exemption with respect to its acquisition of shares of our common stock so that ACEP Holdings will be an “exempt person” under the Amended and Restated Rights Agreement. We expect that we will terminate the Amended and Restated Rights Agreement promptly following consummation of the Acquisition.

ITEM 6. EXHIBITS

Exhibits	Description

2.1*

Membership Interest Purchase Agreement, dated as of June 10, 2017, by and among Golden Entertainment, Inc., W2007/ACEP Managers Voteco, LLC, and W2007/ACEP Holdings, LLC (incorporated by reference to Exhibit 2.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated June 10, 2017, filed on June 12, 2017)

10.1

Commitment Letter, dated as of June 10, 2017, from JPMorgan Chase Bank, N.A., Credit Suisse AG, Credit Suisse Securities (USA) LLC, Macquarie Capital (USA) Inc., Macquarie Capital Funding LLC, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated June 10, 2017, filed on June 12, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 8, 2017	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
Executive Vice President, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)