Form 10-Q
period 2017-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2017-11-09
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, the registrant had 26,371,614 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$42,911	$46,898
Accounts receivable, net	9,117	6,697
Income taxes receivable	197	2,340
Prepaid expenses	11,937	9,761
Inventories	2,747	2,605
Other	1,656	1,346
Total current assets	68,565	69,647

Property and equipment, net	148,048	137,581

Other assets
Goodwill	105,655	105,655
Intangible assets, net	92,995	98,603
Deferred income taxes	10,760	—
Other	9,618	7,592
Total other assets	219,028	211,850
Total assets	$435,641	$419,078

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,932	$15,752
Accounts payable	16,235	11,739
Accrued taxes, other than income taxes	959	3,024
Accrued payroll and related	4,705	3,478
Other accrued expenses	7,374	3,846
Total current liabilities	43,205	37,839

Long-term debt, net	158,889	167,690
Deferred income taxes	—	38
Other long-term obligations	2,991	4,085
Total liabilities	205,085	209,652
Commitments and contingencies (Note 10)

Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 22,325 and 22,232 common shares issued and outstanding, respectively	223	223
Additional paid-in capital	295,677	290,157
Accumulated deficit	(65,344)	(80,954)
Total shareholders' equity	230,556	209,426
Total liabilities and shareholders' equity	$435,641	$419,078

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Gaming	$92,215	$89,157	$278,386	$255,966
Food and beverage	15,572	14,404	47,030	41,846
Rooms	2,342	2,349	5,932	5,849
Other operating	3,619	3,298	10,697	8,589
Gross revenues	113,748	109,208	342,045	312,250
Less: Promotional allowances	(5,426)	(4,982)	(16,584)	(14,432)
Net revenues	108,322	104,226	325,461	297,818

Expenses
Gaming	65,364	65,261	197,175	184,293
Food and beverage	9,816	8,646	29,119	25,245
Rooms	558	355	1,178	920
Other operating	1,155	1,247	3,861	3,193
Selling, general and administrative	19,655	17,816	57,586	50,272
Acquisition and merger expenses	2,975	139	5,041	614
(Gain) loss on disposal of property and equipment	308	(344)	308	(344)
Gain on revaluation of contingent consideration	(1,719)	—	(1,719)	—
Preopening expenses	282	801	1,128	1,893
Depreciation and amortization	7,539	7,223	21,499	19,862
Total expenses	105,933	101,144	315,176	285,948
Income from operations	2,389	3,082	10,285	11,870

Non-operating income (expense)
Interest expense, net	(1,885)	(1,689)	(5,568)	(4,786)
Other, net	—	—	—	18
Total non-operating expense, net	(1,885)	(1,689)	(5,568)	(4,768)
Income before income tax benefit (provision)	504	1,393	4,717	7,102
Income tax benefit (provision)	8,051	(91)	10,893	(761)
Net income	$8,555	$1,302	$15,610	$6,341

Weighted-average common shares outstanding
Basic	22,266	22,221	22,280	22,103
Dilutive impact of stock options and restricted stock units	1,825	564	1,167	319
Diluted	24,091	22,785	23,447	22,422
Net income per share
Basic	$0.38	$0.06	$0.70	$0.29
Diluted	$0.36	$0.06	$0.67	$0.28

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income	$15,610	$6,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,499	19,862
Amortization of debt issuance costs	561	538
Share-based compensation	5,352	2,509
(Gain) loss on disposal of property and equipment	308	(344)
Gain on revaluation of contingent consideration	(1,719)	—
Deferred income taxes	(10,798)	776
Other operating activities	—	(18)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,419)	(973)
Income taxes receivable	2,142	—
Prepaid expenses	(2,209)	(2,916)
Inventories and other current assets	(455)	(90)
Other assets	(559)	(270)
Accounts payable and other accrued expenses	5,322	1,745
Accrued taxes, other than income taxes	(2,065)	(212)
Other liabilities	236	856
Net cash provided by operating activities	31,806	27,804
Cash flows from investing activities
Purchase of property and equipment	(18,383)	(24,208)
Deposit paid for asset purchase	(2,467)	—
Acquisition of businesses, net of cash acquired	—	(41,273)
Proceeds from disposal of property and equipment	—	400
Issuance of notes receivable	—	(107)
Other investing activities	(196)	(2,083)
Net cash used in investing activities	(21,046)	(67,271)
Cash flows from financing activities
Repayments of Revolving Credit Facility	(4,000)	—
Borrowings on Revolving Credit Facility	1,000	—
Repayments of Term Loans	(9,000)	(5,500)
Proceeds from Term Loans	—	40,000
Repayments of notes payable	(3,049)	(1,539)
Proceeds from leased equipment obligation	742	—
Dividends paid	—	(23,529)
Proceeds from issuance of common stock	168	1,778
Payments for debt issuance costs	—	(500)
Principal payments under capital leases	(608)	(457)
Net cash provided by (used in) financing activities	(14,747)	10,253
Cash and cash equivalents
Net decrease for the period	(3,987)	(29,214)
Balance, beginning of period	46,898	69,177
Balance, end of period	$42,911	$39,963

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Supplemental cash flow disclosures
Cash paid interest	$5,073	$4,248
Non-cash investing and financing activities
Payables incurred for capital expenditures	$4,317	$—
Notes payable issued for property and equipment	717	345
Assets acquired under capital lease obligations	3,015	2,597
Common stock issued in connection with acquisition	—	500

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Overview

Golden Entertainment, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Golden”) is a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations. On October 20, 2017, the Company completed the acquisition of American Casino & Entertainment Properties, LLC (“American”), and the results of operations of American and its subsidiaries will be included in the Company’s results from and after such date. The Company’s common stock is traded on the NASDAQ Global Market, and the Company’s ticker symbol is “GDEN.”

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

The Company’s Casinos segment involves the operation of eight casino and resort properties in Nevada and Maryland, comprising the Stratosphere Casino, Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, the Aquarius Casino Resort in Laughlin, Nevada, the Rocky Gap Casino Resort in Flintstone, Maryland, and the Pahrump Nugget Hotel Casino, Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada. The casino properties in Las Vegas and Laughlin, Nevada were added to the Company’s casino portfolio in October 2017 as a result of the Company’s acquisition of American.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain minor reclassifications have been made to the prior year period amounts to conform to the current presentation. Additionally, in the current year there was a $6.1 million reclassification of year to date activity from other operating expense to gaming expense in the Company’s consolidated statement of operations.

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

The Company expects that its current presentation which reflects revenues gross for complementary goods and services provided to guests, with a corresponding offsetting amount included in promotional allowances, will no longer be allowed. Instead, revenues will be allocated among its departmental classifications based on the relative standalone selling prices of the goods and services provided to guests. The Company currently anticipates that this methodology will result in a reduction of its reported gaming revenues by an amount equivalent to its reported promotional allowance revenues.

No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company's financial statements.

Note 2 – Acquisitions

American Acquisition

Overview

On October 20, 2017, subsequent to quarter end, the Company completed the acquisition of all of the outstanding equity interests of American from its former equity holders (the “American Acquisition”) for aggregate consideration consisting of $781.0 million in cash (subject to certain post-closing adjustments) and the issuance by the Company of 4,046,494 shares of its common stock to W2007/ACEP Holdings, LLC (“ACEP Holdings”), a former American equity holder. Of the cash consideration, $5.0 million is being held in escrow as security for satisfaction of the sellers’ post-closing working capital adjustment obligations in accordance with the purchase agreement governing the American Acquisition (the “Purchase Agreement”). At the closing of the American Acquisition, the Company entered into a stockholders agreement with ACEP Holdings that includes, among other things, a 90-day restriction on sales of the Company’s common stock by ACEP Holdings (subject to certain exceptions) and a standstill agreement. Also at the closing of the American Acquisition, the Company entered into a registration rights agreement with ACEP Holdings with respect to the shares of the Company’s common stock that were issued at the closing.

American owns and operates four casino hotel properties in Nevada: the Stratosphere Casino, Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, and the Aquarius Casino Resort in Laughlin. As of October 20, 2017, the American casino properties offered an aggregate of 3,865 slot machines, 89 table games and 4,896 hotel rooms.

Acquisition Method of Accounting

The American Acquisition will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method, the total estimated purchase price, or consideration transferred, is measured at the acquisition closing date. The purchase price of the acquisition will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values will be recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill and will allocate goodwill to each of the business segments at the conclusion of the measurement period. As described above, the consideration paid by the Company at the closing of the American Acquisition is subject to certain post-closing adjustments under the Purchase Agreement.

Refinancing

In connection with the closing of the American Acquisition, the Company entered into two new credit agreements with respect to a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility, which was undrawn at closing) and a $200.0 million senior secured second lien term loan facility.  The Company used the net proceeds from the borrowings under these facilities at the closing primarily to fund the cash purchase price in the American Acquisition (a portion of which was used to repay American’s outstanding senior secured indebtedness), to refinance the Company’s outstanding senior secured indebtedness under its then-existing senior secured credit facility, and to pay certain transaction fees and expenses. See Note 5, Long-Term Debt, for a discussion of the new credit agreements and associated refinancing.

Montana Acquisitions

Overview

On January 29, 2016, the Company completed the acquisition of approximately 1,100 gaming devices, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). The total consideration for the transaction was $20.1 million, including the issuance of $0.5 million of the Company’s common stock (comprising 50,252 shares at fair value at issuance of $9.95 per share). In connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments, which began in September 2017, subject to certain potential adjustments. See Note 9, Financial Instruments and Fair Value Measurements, for further discussion regarding the estimated fair value of the contingent consideration and the Company’s revaluation of such contingent consideration in the third quarter.

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

The allocation of the $20.1 million purchase price of the Initial Montana Acquisition was finalized in the first quarter of 2017 and as of the date of the acquisition was comprised of the following:

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

The allocation of the $25.7 million purchase price of the Second Montana Acquisition was finalized in the second quarter of 2017 and as of the date of acquisition was comprised of the following:

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

The Company reports the results of operations from each of the Montana Acquisitions, subsequent to their respective closing dates, within its Distributed Gaming segment. For each of the three months ended September 30, 2017 and 2016, net revenues from the Montana Acquisitions totaled $15.1 million. For the nine months ended September 30, 2017 and 2016, net revenues from the Montana Acquisitions totaled $45.7 million and $32.0 million, respectively. For each of the three months ended September 30, 2017 and 2016, there were no transaction-related costs for the Montana Acquisitions. For each of the nine months ended September 30, 2017 and 2016, transaction-related costs for the Montana Acquisitions totaled $0.2 million. All transaction-related costs for the Montana Acquisitions were included in preopening expenses. The Company may incur additional transaction-related costs related to the Montana Acquisitions in future periods. Pro forma information is not being presented as there is no practicable method to calculate pro forma earnings given that the Montana Acquisitions were asset purchases that represented only a component of the businesses of the sellers. As a result, historical financial information obtained would have required significant estimates.

Note 3 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

(In thousands)	September 30, 2017	December 31, 2016
Land	$12,771	$12,470
Building and site improvements	88,685	77,515
Furniture and equipment	87,464	75,740
Construction in process	7,700	5,246
Property and equipment	196,620	170,971
Less: Accumulated depreciation	(48,572)	(33,390)
Property and equipment, net	$148,048	$137,581

Depreciation expense was $5.6 million and $5.3 million for the three months ended September 30, 2017 and 2016, respectively, and $15.7 million and $14.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 4 – Goodwill and Intangible Assets, Net

Goodwill consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Distributed Gaming	$97,859	$97,859
Casinos	7,796	7,796
Total Goodwill	$105,655	$105,655

Goodwill was acquired in connection with the 2015 acquisition of Sartini Gaming, Inc. through a merger transaction (the “Merger”), as well as the Montana Acquisitions. See Note 2, Acquisitions, for a description of the intangible assets acquired through the Montana Acquisitions.

Intangible assets, net, consisted of the following:

	September 30, 2017
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$960	$—	$960
Trade names	Indefinite	12,200	—	12,200
Other	Indefinite	185	—	185
		13,345	—	13,345

Amortizing intangible assets
Customer relationships	12.5 years	78,100	(11,015)	67,085
Player relationships	9.7 years	7,300	(1,392)	5,908
Gaming license	10.6 years	2,100	(613)	1,487
Non-compete agreements	3.2 years	6,000	(2,110)	3,890
Other	8.4 years	1,769	(489)	1,280
		95,269	(15,619)	79,650
Balance, September 30, 2017		$108,614	$(15,619)	$92,995

	December 31, 2016
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$960	$—	$960
Trade names	Indefinite	12,200	—	12,200
Other	Indefinite	110	—	110
		13,270	—	13,270

Amortizing intangible assets
Customer relationships	13.2 years	78,100	(6,932)	71,168
Player relationships	10.4 years	7,300	(910)	6,390
Gaming license	11.4 years	2,100	(508)	1,592
Non-compete agreements	4.0 years	6,000	(1,168)	4,832
Other	9.5 years	1,648	(297)	1,351
		95,148	(9,815)	85,333
Balance, December 31, 2016		$108,418	$(9,815)	$98,603

Total amortization expense related to intangible assets was $1.9 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively, and $5.8 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 5 – Long-Term Debt

Long-term debt, net was comprised of the following:

(In thousands)	September 30, 2017	December 31, 2016
Term Loans	$141,000	$150,000
Revolving Credit Facility	27,000	30,000
Capital lease obligations	5,120	1,970
Notes payable	1,445	3,777
Total long-term debt	174,565	185,747
Less: Unamortized debt issuance costs	(1,744)	(2,305)
	172,821	183,442
Less: Current portion, net of unamortized debt issuance costs	(13,932)	(15,752)
Long-term debt, net	$158,889	$167,690

Senior Secured Credit Facilities

As of September 30, 2017, the facilities under the Company’s credit agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Former Credit Agreement”) consisted of $160.0 million in senior secured term loans, of which $141.0 million was outstanding at such date, and a $50.0 million revolving credit facility, with outstanding borrowings of $27.0 million at such date. The facilities were scheduled to mature on July 31, 2020. Borrowings under the Former Credit Agreement bore interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus in each case, an applicable margin based on the Company’s leverage ratio. For the nine months ended September 30, 2017, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Former Credit Agreement was approximately 3.5%.

On October 20, 2017, subsequent to quarter end, the Company entered into credit agreements with respect to a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200.0 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Facility” and, together with the First Lien Facility, the “Credit Facilities”). The term loans under both Credit Facilities were fully drawn at closing; the revolving credit facility under the First Lien Facility was undrawn at closing.  Proceeds from the term loan borrowings under the Credit Facilities at the closing were primarily used to fund the cash purchase price in the American Acquisition

(a portion of which was used to repay American’s outstanding senior secured indebtedness), to refinance the Company’s outstanding senior secured indebtedness under the Former Credit Agreement, and to pay certain transaction fees and expenses.

Borrowings under each of the Credit Facilities bear interest, at the Company’s option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans.  The applicable margin for borrowings under the revolving credit facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on the Company’s net leverage ratio. The applicable margin for the term loans under the Second Lien Facility is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of between 0.375% and 0.50%, depending on the Company’s net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility must be repaid in 27 quarterly installments of $2.0 million each, which commence in March 2018, followed by a final installment of $746.0 million at maturity.  The term loans under the Second Lien Facility must be repaid in full at maturity on October 20, 2025.

Borrowings under each of the Credit Facilities are guaranteed by each of the Company’s existing and future wholly owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of the Company and the guarantors (subject to certain exceptions). Under the Credit Facilities, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the term loans under the Credit Facilities under certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If the Company defaults under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder.

Note 6 – Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Food and beverage	$4,538	$4,147	$14,243	$12,344
Rooms	700	678	1,860	1,637
Other	188	157	481	451
Total promotional allowances	$5,426	$4,982	$16,584	$14,432

The estimated cost of providing these promotional allowances, which is primarily included in gaming expenses, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Food and beverage	$3,306	$3,270	$10,087	$9,373
Rooms	44	244	396	625
Other	86	88	202	304
Total estimated cost of promotional allowances	$3,436	$3,602	$10,685	$10,302

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

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. There were 3,583,282 stock options outstanding under the 2015 Plan as of September 30, 2017, of which 1,223,611 had vested. As of September 30, 2017, a total of 289,390 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. There were 645,675 stock options outstanding under the 2007 Plan as of September 30, 2017, 388,040 of which had vested. As of September 30, 2017, no shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. There were no options granted in the three months ended September 30, 2017 and 977,570 options granted in the nine months ended September 30, 2017, respectively. The weighted-average grant date fair value in the nine months ended September 30, 2017 was $6.36 per share. There were 905,000 and 1,128,070 stock options granted in the three and nine months ended September 30, 2016, respectively, with weighted-average grant date fair values of $4.80 and $4.83 per share, respectively.

Share-based compensation expense related to stock options was $1.4 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and $3.6 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2017 and 2016:

	Number of Common Shares			Weighted-
	Options		Available	Average
	Outstanding	Exercisable	for Grant	Exercise Price
2017
Balance at December 31, 2016	3,402,481	411,029	274,596	$9.02
Authorized	—		889,259	—
Granted	977,570		(977,570)	14.25
Exercised	(22,989)		—	7.36
Cancelled	(128,105)		103,105	11.36
Balance at September 30, 2017	4,228,957	388,040	289,390	$10.17

2016
Balance at December 31, 2015	2,419,529	724,529	837,635	$8.16
Authorized	—		874,709	—
Granted	1,128,070		(1,128,070)	11.89
Options Subject to Anti-Dilutive Adjustments	(2,337,643)		—	8.75
Options Subject to Anti-Dilutive Adjustments	2,337,643		—	7.04
Exercised	(310,656)		—	5.73
Cancelled	(10,000)		10,000	9.33
Balance at September 30, 2016	3,226,943	413,873	594,274	$8.57

As of September 30, 2017, the outstanding stock options had a weighted-average remaining contractual life of 7.6 years, weighted-average exercise price of $10.17 per share and an aggregate intrinsic value of $60.1 million. As of September 30, 2017, the outstanding exercisable stock options had a weighted-average remaining contractual life of 1.0 years, weighted-average exercise price of $4.33 per share and an aggregate intrinsic value of $7.8 million.

There were 3,000 options exercised during the three months ended September 30, 2017. During the three months ended September 30, 2016, there were 15,700 options exercised. There were 22,989 and 310,656 options exercised during the nine months ended September 30, 2017 and 2016, respectively. The total intrinsic value of options exercised was $0.1 million during each of the three months ended September 30, 2017 and 2016, respectively. The total intrinsic value of options exercised was $0.1 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $12.5 million as of September 30, 2017, which is expected to be recognized over a weighted-average period of 2.7 years.

The Company issues new shares of common stock upon the exercise of stock options.

Restricted Stock Units

There were 70,648 RSUs outstanding under the 2015 Plan as of September 30, 2017, none of which had vested. Share-based compensation expense related to RSUs was $0.2 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. There was no RSU activity during the nine months ended September 30, 2016. As of September 30, 2017, there was approximately $0.1 million of total unrecognized share-based compensation expense related to unvested RSUs, all of which is expected to be recognized in 2017.

Note 8 – Income Taxes

The Company’s effective tax rate was (231.33)% and 10.7% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the effective tax rate differed from the federal tax rate of 35% due to the partial release of the valuation allowance for deferred tax assets and changes in the valuation allowance for deferred taxes, respectively.

Income tax benefit was $10.9 million for the nine months ended September 30, 2017, which was attributed primarily to a partial release of valuation allowance. Income tax expense was $0.8 million for the nine months ended September 30, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company's financial results include the reversal of a portion of the valuation allowance recorded against the deferred tax assets of the Company. This reversal resulted in the recognition of a $12.6 million income tax benefit for the nine months ended September 30, 2017. The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, effective December 31, 2016, it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets. This conclusion, and the resulting partial reversal of the deferred tax asset valuation allowance, is based upon consideration of several factors, including the Company's completion of eight consecutive quarters of profitability, its demonstrated ability in such quarters to meet or exceed budgets, and its forecast of future profitability.

The Company's income taxes receivable was $0.2 million as of September 30, 2017, and $2.3 million as of December 31, 2016. The decrease in income taxes receivable was primarily due to the collection of a $2.2 million tax refund which was released in connection with the settlement of an IRS audit related to 2012 taxable losses carried back to a prior year.

As of September 30, 2017, the Company had approximately $61.5 million of net operating loss carryforwards (“NOLs”) which begin to expire in 2032. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, in connection with the American Acquisition, the Company issued 4,046,494 shares of its common stock to ACEP Holdings at the closing of the transaction, which resulted in an “ownership change” under Section 382 that will generally limit the amount of NOLs the Company can utilize annually. Following an “ownership change” under Section 382, the amount of NOLs the Company can utilize in a given year is limited to an amount equal to the aggregate fair market value of the Company’s common stock immediately prior to the ownership change, multiplied by the long-term exempt interest rate in effect for the month of the ownership change. The Company estimates that the amount of NOLs that it will be able to utilize following the closing of the American Acquisition is limited to approximately $10.8 million annually.

To help preserve the Company’s ability to utilize its NOLs, the Company previously entered into an Amended and Restated Rights Agreement with Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as rights agent (the “Amended and Restated Rights Agreement”) to deter acquisitions of shares of the Company’s common stock that would result in a shareholder owning 4.99% or more of the Company’s common stock. In connection with its approval of the American Acquisition, the Company’s Board of Directors granted ACEP Holdings an exemption with respect to its acquisition of shares of common stock so that ACEP Holdings was an “exempt person” under the Amended and Restated Rights Agreement. On October 20, 2017, in connection with the completion of the American Acquisition, the Company entered into the First Amendment to the Amended and Restated Rights Agreement, which changed the final expiration date of the Amended and Restated Rights Agreement from July 31, 2018 to October 20, 2017 and caused the Amended and Restated Rights Agreement to expire on October 20, 2017.

Also, the Company previously entered into an NOL Preservation Agreement with The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), Lyle A. Berman (a director and shareholder of the Company), as well as certain other shareholders of the Company affiliated with Mr. Berman or that are trusts for which Neil Sell, a director of the Company, serves as trustee. The NOL Preservation Agreement was intended to help minimize the risk of an “ownership change” under Section 382. On October 20, 2017, the Company, the Sartini Trust, Lyle A. Berman and the other investors that were parties to the NOL Preservation Agreement entered into an agreement terminating the NOL Preservation Agreement effective as of the closing of the American Acquisition.

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

Balances Measured at Fair Value

For the Company’s cash and cash equivalents, accounts receivable and payable, short-term borrowings and accrued and other current liabilities, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of September 30, 2017 and December 31, 2016, the fair value of the Company’s long-term debt approximated the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

In connection with the Montana Acquisitions, the Company recognized the acquired assets at fair value. For the Initial Montana Acquisition, these amounts were finalized during the first quarter of 2017. The Second Montana Acquisition amounts were finalized during the second quarter of 2017. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values. Additionally, in connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments, which began in September 2017, subject to certain potential adjustments based upon the availability of certain gaming machines and, if applicable, the performance of replacement games. In the third quarter, the Company revalued the estimated fair value of the contingent consideration and recognized a gain on revaluation of contingent consideration of $1.7 million on the Company’s consolidated statement of operations. See Note 2, Acquisitions, for a discussion of the Montana Acquisitions.

Balances Measured at Fair Value on a Non-Recurring Basis

The identified intangible assets acquired in connection with the Initial Montana Acquisition and the Second Montana Acquisition have been valued using unobservable (Level 3) inputs at a fair value of $14.4 million and $11.4 million, respectively (see Note 2, Acquisitions).

The Company owns various parcels of developed and undeveloped land relating to its casinos in Pahrump, Nevada. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of September 30, 2017 and December 31, 2016.

Note 10 – Commitments and Contingencies

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

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, associated with all operating leases was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Rent expense
Space lease agreements	9,245	$10,284	$27,884	$30,730
Related party leases	469	468	1,550	1,873
Other operating leases	3,430	3,078	9,958	8,619
	$13,144	$13,830	$39,392	$41,222

As of September 30, 2017, future minimum operating lease payments, excluding contingent rents, were as follows:

	Remainder of
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Minimum operating lease payments
Space lease agreements	$7,035	$27,300	$26,286	$6,653	$2,974	$1,845	$72,093
Related party leases	470	1,890	1,902	1,914	1,927	9,109	17,212
Other operating leases	3,083	11,629	10,903	10,717	9,948	88,481	134,761
	$10,588	$40,819	$39,091	$19,284	$14,849	$99,435	$224,066

The current and long-term obligations under capital leases are included in “Current portion of long-term debt, net” and “Long-term debt, net,” respectively. The majority of the capital leases relate to vehicles with minimum lease payment terms of three to four years. During the first quarter of 2017, the Company entered into a capital lease agreement with a related party for one of its tavern locations. During the third quarter of 2017, the Company assigned this capital lease agreement to a non-related third party. See Note 12, Related Party Transactions, for more detail.

As of September 30, 2017, future minimum capital lease payments, excluding contingent rents, were as follows:

	Remainder of
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Minimum capital lease payments
Furniture and equipment	$244	$1,059	$1,048	$913	$353	$–	$3,617
Building	38	150	150	150	150	1,751	2,389
Less: Amounts representing interest							(886)
Total obligations under capital leases							$5,120

Participation and Revenue Share Agreements

The Company also enters into gaming device placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s gaming devices placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. During the three and nine months ended September 30, 2017, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $35.4 million and $107.0 million, respectively, including $0.3 million and $0.8 million, respectively, under revenue share and participation agreements with related parties, as described in Note 12, Related Party Transactions. During the three and nine months ended September 30, 2016, the total contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $33.2 million and $94.1 million, respectively, including $0.6 million and $1.6 million, respectively, under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three months ended September 30, 2017 and 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were $0.2 million and $0.3 million, respectively. During the nine months ended September 30, 2017 and 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were $1.0 million and $0.7 million, respectively.

Employment Agreements

The Company has entered into at-will employment agreements with each of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $6.1 million for Mr. Sartini, $1.9 million for Stephen A. Arcana, $1.9 million for Charles H. Protell, $1.6 million for Sean T. Higgins, $0.7 million for Blake L. Sartini II, and $0.4 million for Gary A. Vecchiarelli (assuming each officer’s respective annual salary and health benefit costs as of September 30, 2017 are the amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options).

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business for which the Company has recorded $1.5 million for claims as of the date of this filing. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

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

Note 11 – Segment Information

The Company conducts its business through two reportable operating segments: Distributed Gaming and Casinos. The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment includes results of operations and assets related to Rocky Gap in Flintstone, Maryland and its three casino properties in Pahrump, Nevada for the periods cover by this report. The Corporate and Other segment includes the Company’s cash and cash equivalents and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical.

Results of Operations - Segment Net Income (Loss), Net Revenues and Adjusted EBITDA

The Company evaluated its segments’ profitability based upon Adjusted EBITDA, which represents earnings before interest expense and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, acquisition and merger expenses, class action litigation expense, share-based compensation expense, executive severance and sign-on bonuses, gain on revaluation of contingent consideration, impairments and other gains and losses, as applicable.

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended September 30, 2017
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Consolidated
Net revenues	$80,746	$27,484	$92	$108,322

Adjusted EBITDA	11,169	8,928	(5,024)	15,073
Acquisition expenses	—	—	(2,975)	(2,975)
Share-based compensation	—	—	(1,603)	(1,603)
Loss on disposal of property and equipment	(272)	(35)	(1)	(308)
Gain on revaluation of contingent consideration	1,719	—	—	1,719
Preopening expenses	(121)	—	(161)	(282)
Class action litigation expenses	—	—	(1,530)	(1,530)
Sign-on bonuses	—	—	(166)	(166)
Depreciation and amortization	(4,937)	(2,202)	(400)	(7,539)
Income (loss) from operations	7,558	6,691	(11,860)	2,389
Non-operating income (expense)
Interest expense, net	(41)	(5)	(1,839)	(1,885)
Total non-operating expense, net	(41)	(5)	(1,839)	(1,885)
Income (loss) before income tax benefit	7,517	6,686	(13,699)	504
Income tax benefit	—	—	8,051	8,051
Net income (loss)	$7,517	$6,686	$(5,648)	$8,555

	Three Months Ended September 30, 2016
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Consolidated
Net revenues	$78,253	$25,909	$64	$104,226

Adjusted EBITDA	10,483	6,511	(4,439)	12,555
Merger expenses	—	—	(139)	(139)
Share-based compensation	—	—	(1,654)	(1,654)
Gain on disposal of property and equipment	14	—	330	344
Preopening expenses	(666)	—	(135)	(801)
Depreciation and amortization	(4,871)	(2,034)	(318)	(7,223)
Income (loss) from operations	4,960	4,477	(6,355)	3,082
Non-operating income (expense)
Interest expense, net	(43)	(3)	(1,643)	(1,689)
Total non-operating expense, net	(43)	(3)	(1,643)	(1,689)
Income (loss) before income tax provision	4,917	4,474	(7,998)	1,393
Income tax provision	(60)	—	(31)	(91)
Net income (loss)	$4,857	$4,474	$(8,029)	$1,302

	Nine Months Ended September 30, 2017
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Consolidated
Net revenues	$247,192	$78,002	$267	$325,461

Adjusted EBITDA	37,753	22,164	(16,272)	43,645
Acquisition expenses	—	—	(5,041)	(5,041)
Share-based compensation	—	—	(5,352)	(5,352)
Loss on disposal of property and equipment	(272)	(35)	(1)	(308)
Gain on revaluation of contingent consideration	1,719	—	—	1,719
Preopening expenses	(730)	—	(398)	(1,128)
Class action litigation expenses	—	—	(1,585)	(1,585)
Sign-on bonuses	—	—	(166)	(166)
Depreciation and amortization	(14,513)	(5,798)	(1,188)	(21,499)
Income (loss) from operations	23,957	16,331	(30,003)	10,285
Non-operating income (expense)
Interest expense, net	(361)	34	(5,241)	(5,568)
Total non-operating income (expense), net	(361)	34	(5,241)	(5,568)
Income (loss) before income tax benefit	23,596	16,365	(35,244)	4,717
Income tax benefit	—	—	10,893	10,893
Net income (loss)	$23,596	$16,365	$(24,351)	$15,610

	Nine Months Ended September 30, 2016
(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Consolidated
Net revenues	$224,602	$73,031	$185	$297,818

Adjusted EBITDA	32,065	18,118	(13,779)	36,404
Merger expenses	—	—	(614)	(614)
Share-based compensation	—	—	(2,509)	(2,509)
Gain on disposal of property and equipment	14	—	330	344
Preopening expenses	(1,655)	—	(238)	(1,893)
Depreciation and amortization	(13,166)	(5,720)	(976)	(19,862)
Income (loss) from operations	17,258	12,398	(17,786)	11,870
Non-operating income (expense)
Interest expense, net	(118)	(4)	(4,664)	(4,786)
Other, net	—	—	18	18
Total non-operating expense, net	(118)	(4)	(4,646)	(4,768)
Income (loss) before income tax provision	17,140	12,394	(22,432)	7,102
Income tax provision	(60)	—	(701)	(761)
Net income (loss)	$17,080	$12,394	$(23,133)	$6,341

Total Segment Assets

The Company's assets by segment consisted of the following amounts:

(In thousands)	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
Balance at September 30, 2017	$298,734	$109,352	$80,953	$(53,398)	$435,641

Balance at December 31, 2016	$294,822	$108,418	$69,236	$(53,398)	$419,078

Note 12 – Related Party Transactions

As of September 30, 2017, the Company leased its office headquarters building and two tavern locations from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana, and leased one tavern location, from companies controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. We had two related party tavern locations, of which one was sold in July of the third quarter to a non-related third party. The lease for the Company’s office headquarters building expires on July 31, 2025. The rent expense for the office headquarters building was $0.3 million during each of the three months ended September 30, 2017 and 2016. The rent expense for the office headquarters building was $0.9 million and $0.8 million during the nine months ended September 30, 2017 and 2016, respectively. There was no amount owed by the Company with respect to such lease as of September 30, 2017. The leases for the tavern locations have remaining terms of up to 10 years. The rent expense for the tavern locations was $0.2 million and $0.3 million during the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $1.0 million during the nine months ended September 30, 2017 and 2016, respectively. There was no amount owed by the Company with respect to such leases as of September 30, 2017. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini through February 28, 2017. There was zero and less than $0.1 million of rental income for the three months ended September 30, 2017 and 2016, respectively. Rental income for the sublet portion of the office headquarters building during each of the nine months ended September 30, 2017 and 2016 was less than $0.1 million. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. All of these related party lease agreements were in place prior to the consummation of the Merger, other than two lease agreements entered into in 2016.

In April 2016, the Audit Committee of the Board of Directors approved the Company’s entering into an aircraft timesharing agreement between the Company and Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Pursuant to the agreement, the Company will reimburse Sartini Enterprises, Inc. for direct costs and expenses incurred by Company employees traveling on Company business on the private aircraft owned by Sartini Enterprises Inc. In June 2017, the Audit Committee approved the Company’s entering into a second aircraft timesharing agreement between the Company and Sartini Enterprises, Inc. on similar terms for a private aircraft leased by Sartini Enterprises Inc. During each of the three months ended September 30, 2017 and 2016, the Company paid less than $0.1 million under the aircraft timesharing agreements. During the nine months ended September 30, 2017 and 2016, the Company paid $0.1 million and less than $0.1 million, respectively, under the aircraft timesharing agreements. As of September 30, 2017, there was no amount owed by the Company under the aircraft timesharing agreements.

Mr. Sartini’s son, Blake L. Sartini, II (“Mr. Sartini II”), serves as Senior Vice President of Distributed Gaming of the Company. Mr. Sartini II has an employment agreement that was approved by both the Audit Committee and Compensation Committee of the Board of Directors, which was amended and restated in March 2017. The amended and restated employment agreement provides for an annual base salary of $375,000, of which approximately $267,000 was earned during the nine months ended September 30, 2017. Additionally, Mr. Sartini II is eligible for a target annual bonus equal to 50% of his base salary. Mr. Sartini II also participates in the Company's equity award and benefit programs. In 2017, Mr. Sartini II received a grant of 75,000 options to purchase the Company’s common stock with an exercise price of $13.50 per share, which stock options will vest over a four-year period (but pursuant to the 2015 Plan such stock options may not be exercised prior to August 1, 2018 except in limited circumstances).

One of the distributed gaming locations at which the Company’s gaming devices are located is owned in part by Sean T. Higgins, who serves as the Company’s Chief Legal Officer and Executive Vice President of Development, Compliance and Government Affairs. This arrangement was in place prior to Mr. Higgins joining the Company on March 28, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were each $0.3 million during the three months ended September 30, 2017 and were $0.3 million and $0.2 million, respectively, during the three months ended September 30, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were $0.9 million and $0.8 million, respectively, during the nine months ended September 30, 2017, and were $0.6 million and $0.5 million, respectively, during the nine months ended September 30, 2016. No amounts were owed to the Company and no amounts were due and payable by the Company related to this arrangement as of September 30, 2017.

Three of the distributed gaming locations at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, the former Executive Vice President and Chief Financial Officer of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.3 million and $0.2 million, respectively, during the three months ended September 30, 2016 and $1.1 million and $1.0 million, respectively, during the nine months ended September 30, 2016. Mr. Flandermeyer ceased to be an employee of the Company and a related party in November 2016. The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices. All of the agreements were in place prior to the consummation of the Merger.

One distributed gaming location at which the Company’s gaming devices are located was owned in part by Terrence L. Wright, who serves on the Board of Directors of the Company, who divested his interest in such distributed gaming location in March 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location during the period in which the agreement was with a related party were each $0.1 million during the nine months ended September 30, 2016. This agreement was in place prior to the consummation of the Merger.

In connection with the Merger, Lyle A. Berman, who serves on the Board of the Directors of the Company, entered into a three-year consulting agreement with the Company that pays his wholly owned consulting firm $200,000 annually, plus reimbursements for certain health insurance, administrative assistant and office costs. Expenses recorded by the Company for the agreement with Mr. Berman were less than $0.1 million for each of the three months ended September 30, 2017 and 2016 and $0.2 million for each of the nine months ended September 30, 2017 and 2016. There were no amounts due and payable by the Company at September 30, 2017.

Additionally, in connection with the Merger, Timothy J. Cope, who serves on the Board of Directors of the Company, entered into a short-term consulting agreement for the period from July 31, 2015 to April 1, 2016 under which Mr. Cope was paid a total of $140,000, plus reimbursement of certain health insurance costs. Expenses recorded by the Company for the agreement with Mr. Cope were $0.1 million for the nine months ended September 30, 2016.

Note 13 – Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2017. During this period, up to the filing date, the Company did not identify any additional subsequent events, other than the American Acquisition disclosed in Note 2, Acquisitions, and the related refinancing and repayment of the Former Credit Agreement disclosed in Note 2, Acquisitions, and Note 5, Long-Term Debt, the effects of which would require disclosure or adjustment to the Company’s financial position or results of operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding cost savings, synergies, growth opportunities and other financial and operating benefits of our acquisition of American Casino & Entertainment Properties, LLC (“American”) and our other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: our ability to realize the anticipated cost savings, synergies and other benefits of our acquisition of American and our other acquisitions, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer, Chief Strategy Officer and Chief Financial Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations.

We conduct our business through two reportable operating segments: Distributed Gaming and Casinos.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores) in Nevada and Montana, and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of September 30, 2017, our distributed gaming operations comprised over 10,400 gaming devices in approximately 980 locations.

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

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages, and typically include 15 onsite gaming devices. As of September 30, 2017, we operated 57 taverns, which offered a total of approximately 900 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Brewing Company, Sierra Gold, SG Bar and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos.

Casinos

We own and operate eight casino and resort properties in Nevada and Maryland, comprising the Stratosphere Casino, Hotel & Tower (the “Stratosphere”), Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, the Aquarius Casino Resort in Laughlin, Nevada, the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”), and the Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada. The casino properties in Las Vegas and Laughlin, Nevada were added to our casino portfolio in October 2017 as a result of our acquisition of American.

The Stratosphere is our premier casino property, located between downtown Las Vegas and the center strip. With nearly 2,500 hotel rooms, the Stratosphere is also our largest hotel property. As of October 20, 2017, the Stratosphere featured an 80,000 sq. ft. casino and offered 738 gaming devices, 42 table games, a race and sports book, 15 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative for customers who prefer a local gaming experience to the Las Vegas Strip atmosphere. As of October 20, 2017, our Arizona Charlies casino properties offered approximately 560 hotel rooms and a total of 1,896 gaming devices, 14 table games, race and sports books, 10 restaurants, and a 24-hour bingo parlor.

Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which are leased from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of September 30, 2017, Rocky Gap offered 665 gaming devices, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

Pahrump is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. Pahrump Nugget is our largest property in Pahrump, Nevada with approximately 70 hotel rooms. As of September 30, 2017, our Pahrump Nugget casino offered 423 gaming devices, as well as 8 table games, a race and sports book, a 208-seat bingo facility and a bowling center. As of September 30, 2017, our Gold Town Casino offered 227 gaming devices and a 125-seat bingo facility, and our Lakeside Casino & RV Park offered 185 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites.

Laughlin is located approximately 90 miles from Las Vegas on the western shores of the Colorado River. The Aquarius Casino Resort caters primarily to local Laughlin patrons, as well as value-oriented customers traveling from Nevada, Arizona and Southern California. As of October 20, 2017, the Aquarius Casino Resort had approximately 1,900 hotel rooms and offered 1,231 gaming devices, 33 table games and 10 restaurants.

American Acquisition

On October 20, 2017, subsequent to quarter end, we completed the acquisition of all of the outstanding equity interests of American from its former equity holders (the “American Acquisition”) for aggregate consideration consisting of $781.0 million in cash (subject to certain post-closing adjustments) and the issuance by us of 4,046,494 shares of our common stock to W2007/ACEP Holdings, LLC (“ACEP Holdings”), a former American equity holder. Of the cash consideration, $5.0 million is being held in escrow as security for satisfaction of the sellers’ post-closing working capital adjustment obligations in accordance with the purchase agreement governing the American Acquisition (the “Purchase Agreement”). At the closing of the American Acquisition, we entered into a stockholders agreement with ACEP Holdings that includes, among other things, a 90-day restriction on sales of our common stock by ACEP

Holdings (subject to certain exceptions) and a standstill agreement. Also at the closing of the American Acquisition, we entered into a registration rights agreement with ACEP Holdings with respect to the shares of our common stock that were issued at the closing. The results of operations of American and its subsidiaries will be included in our results from and after the acquisition date. For additional information regarding the American Acquisition, see Note 2, Acquisitions, in the accompanying unaudited consolidated financial statements.

In connection with the closing of the American Acquisition, we entered into two new credit agreements with respect to a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility, which was undrawn at closing) and a $200.0 million senior secured second lien term loan facility. We used the net proceeds from the borrowings under these facilities at the closing primarily to fund the cash purchase price in the American Acquisition (a portion of which was used to repay American’s outstanding senior secured indebtedness), to refinance our outstanding senior secured indebtedness under our then-existing senior secured credit facility, and to pay certain transaction fees and expenses. See Note 5, Long-Term Debt, in the accompanying unaudited consolidated financial statements for a discussion of the new credit agreements and associated refinancing.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net revenues
Distributed Gaming	$80,746	$78,253	$247,192	$224,602
Casinos	27,484	25,909	78,002	73,031
Corporate and other	92	64	267	185
	108,322	104,226	325,461	297,818

Operating expenses
Distributed Gaming	63,860	61,647	191,716	174,725
Casinos	13,034	13,832	39,622	38,849
Corporate and other	(1)	30	(5)	77
	76,893	75,509	231,333	213,651
Selling, general and administrative	19,655	17,816	57,586	50,272
Acquisition and merger expenses	2,975	139	5,041	614
(Gain) loss on disposal of property and equipment	308	(344)	308	(344)
Gain on revaluation of contingent consideration	(1,719)	—	(1,719)	—
Preopening expenses	282	801	1,128	1,893
Depreciation and amortization	7,539	7,223	21,499	19,862
Total expenses	105,933	101,144	315,176	285,948
Income from operations	2,389	3,082	10,285	11,870
Non-operating expense, net	(1,885)	(1,689)	(5,568)	(4,768)
Income tax benefit (provision)	8,051	(91)	10,893	(761)
Net income	$8,555	$1,302	$15,610	$6,341

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Net Revenues

The increase in net revenues for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $3.1 million and $1.2 million increase in our gaming and food and beverage revenues, respectively, relating primarily to our Distributed Gaming segment. This was offset by a $0.4 million increase in promotional allowance, compared to the prior year period.

The increase in our Distributed Gaming segment net revenues for the three months ended September 30, 2017 compared to the prior year period was primarily due to increases of $1.6 million in gaming revenues and $1.3 million in food and beverage revenues, reflecting the opening of one new tavern in the Las Vegas Valley in the current year period as well as a full period of revenues from five taverns opened in 2016.

The increase in our Casinos segment net revenues for the three months ended September 30, 2017 compared to the prior year period was primarily due to an increase of $1.5 million in gaming revenues, of which $0.7 million related to our Rocky Gap casino, reflecting an increase in parking capacity to accommodate peak days, increased patron volume and revised marketing efforts to cater to our gaming customers.

The increase in net revenues for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to increases of $22.4 million, $5.2 million and $2.1 million in our gaming, food and beverage and other operating revenues, respectively, relating primarily to our Distributed Gaming segment. This was offset by a $2.2 million increase in promotional allowance, compared to the prior year period.

The increase in our Distributed Gaming segment net revenues for the nine months ended September 30, 2017 compared to the prior year period consisted of increases of $17.9 million, $5.5 million and $1.6 million in our gaming, food and beverage and other operating revenues, respectively. These increases reflect the opening of four new taverns in the Las Vegas Valley in the current year period, as well as a full period of revenues from five taverns opened in 2016. Additionally, net revenues related to our Distributed Gaming segment in the current year period included a full period of net revenues from the initial acquisition of a Montana distributed gaming business that occurred on January 29, 2016, and the second acquisition of a Montana distributed gaming business that occurred on April 22, 2016 (collectively, the “Montana Acquisitions”).

The increase in our Casino segment net revenues for the nine months ended September 30, 2017 compared to the prior year period was primarily due to an increase of $4.5 million in gaming revenues, of which $3.4 million related to our Rocky Gap casino, reflecting an increase in parking capacity to accommodate peak days, increased patron volume and revised marketing efforts to cater to our gaming customers.

Operating Expenses

Operating expenses comprise gaming, food and beverage, rooms and other operating expenses. The increase in operating expenses for the three months ended September 30, 2017 compared to the prior year period resulted primarily from a $1.2 million and $0.2 million increase in food and beverage expenses and room expenses, respectively.

The increase in operating expenses for the nine months ended September 30, 2017 compared to the prior year period resulted primarily from a $12.9 million and $3.9 million increase in gaming and food and beverage expenses, respectively. The increase also reflected the inclusion in the current year period of $38.5 million in operating expenses relating to the businesses acquired in the Montana Acquisitions in 2016 (representing a full period of operating expenses from the businesses acquired in the Montana Acquisitions), compared to $26.9 million in the prior year period.

Selling, General and Administrative Expenses

The increase in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 resulted primarily from increases of $1.3 in legal reserves, $0.6 million in salaries and bonus expenses, $0.3 million in marketing and advertising expenses and $0.4 million in building and rent expense, which were partially offset by decreases of $0.5 million in professional fees.

The increase in SG&A expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted primarily from increases of $5.2 million in salaries and bonus expenses (including share-based compensation expense), $1.6 in legal reserves, $0.8 million in marketing and advertising expenses and $1.4 million in building and rent expense, which were partially offset by decreases of $1.1 million in professional fees and $0.5 million in rental equipment expenses. Share-based compensation expense increased during the current year period due primarily to $1.5 million of expense related to a restricted stock unit award granted in November 2016.

Within our Distributed Gaming segment, SG&A expenses were $5.7 million and $6.1 million for the three months ended September 30, 2017 and 2016, respectively, and $17.7 million and $17.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Within our Casinos segment, SG&A expenses were $5.5 million for the three months ended September 30, 2017, compared to $5.6 million for the prior year period. SG&A expenses for our Casinos segment were $16.2 million for the nine months ended September 30, 2017, compared to $16.1 million for the prior year period.

Acquisition and Merger Expenses

Acquisition and merger expenses during the three and nine months ended September 30, 2017 primarily related to the American Acquisition, and during the three and nine months ended September 30, 2016 primarily related to the 2015 acquisition of Sartini Gaming, Inc. through a merger transaction.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

Preopening expenses for the three and nine months ended September 30, 2017 were $0.3 million and $1.1 million, respectively, related primarily to the opening of new taverns in Las Vegas, Nevada. The preopening expenses for the three and nine months ended September 30, 2016 were $0.8 million and $1.9 million, respectively, related primarily to costs incurred in connection with the Montana Acquisitions and the opening of new tavern locations in Las Vegas, Nevada.

Depreciation and Amortization

The increase in depreciation and amortization expenses for the three and nine months ended September 30, 2017 compared to the prior year periods, was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Montana Acquisitions.

Non-Operating Expense, Net

The increases in non-operating expense, net for the three and nine months ended September 30, 2017 compared to the prior year periods were $0.2 million and $0.8 million, respectively, due primarily to year-over-year increases in interest expense related to a higher weighted-average effective interest rate under our former senior secured credit facility.

Income Taxes

Our effective tax rate was (231.33)% and 10.7% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the effective tax rate differed from the federal tax rate of 35% due to partial release of the valuation allowance for deferred tax assets and changes in the valuation allowance for deferred taxes, respectively.

Income tax benefit was $10.9 million for the nine months ended September 30, 2017, which was attributed primarily to a partial release of valuation allowance. Income tax expense was $0.8 million for the nine months ended September 30, 2016, which was attributed primarily to tax amortization of indefinite-lived intangibles and measurement period adjustments to goodwill.

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

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, acquisition and merger expenses, class action litigation expense, share-based compensation expense, executive severance and sign-on bonuses, gain on revaluation of contingent consideration, impairments and other gains and losses, as applicable.

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Adjusted EBITDA	$15,073	$12,555	$43,645	$36,404
Acquisition and merger expenses	(2,975)	(139)	(5,041)	(614)
Share-based compensation	(1,603)	(1,654)	(5,352)	(2,509)
(Gain) loss on disposal of property and equipment	(308)	344	(308)	344
Gain on revaluation of contingent consideration	1,719	—	1,719	—
Preopening expenses	(282)	(801)	(1,128)	(1,893)
Class action litigation expenses	(1,530)	—	(1,585)	—
Sign-on bonuses	(166)	—	(166)	—
Depreciation and amortization	(7,539)	(7,223)	(21,499)	(19,862)
Income from operations	2,389	3,082	10,285	11,870
Non-operating income (expense)
Interest expense, net	(1,885)	(1,689)	(5,568)	(4,786)
Other, net	—	—	—	18
Total non-operating expense, net	(1,885)	(1,689)	(5,568)	(4,768)

Income before income tax benefit (provision)	504	1,393	4,717	7,102
Income tax benefit (provision)	8,051	(91)	10,893	(761)
Net income	$8,555	$1,302	$15,610	$6,341

Liquidity and Capital Resources

As of September 30, 2017, we had $42.9 million in cash and cash equivalents and no short-term investments. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our working capital requirements during the next 12 months.

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

Cash Flows

Year-to-date net cash provided by operating activities increased $4.0 million compared to the prior year due primarily to the flow-through effect of higher revenues.

Net cash used in investing activities was $20.3 million for the nine months ended September 30, 2017, compared to $67.3 million for the prior year period. The decrease in net cash used in investing activities as compared to the prior year period was primarily due to the consummation of the Montana Acquisitions during the prior year period.

Net cash used in financing activities totaled $15.5 million for the nine months ended September 30, 2017, and primarily related to repayments under our former senior secured credit facility. Net cash provided by financing activities was $10.3 million for the nine months ended September 30, 2016, primarily related to proceeds from borrowings, net of repayments, under our former senior secured credit facility.

Senior Secured Credit Facilities

As of September 30, 2017, the facilities under our credit agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Former Credit Agreement”) consisted of $160.0 million in senior secured term loans, of which $141.0 million was outstanding at such date, and a $50.0 million revolving credit facility, with outstanding borrowings of $27.0 million at such date. The facilities were scheduled to mature on July 31, 2020. Borrowings under the Former Credit Agreement bore interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus in each case, an applicable margin based on our leverage ratio. For the nine months ended September 30, 2017, the weighted-average effective interest rate on our outstanding borrowings under the Former Credit Agreement was approximately 3.5%.

On October 20, 2017, we entered into credit agreements with respect to a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200.0 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Facility” and, together with the First Lien Facility, the “Credit Facilities”). The term loans under both Credit Facilities were fully drawn at closing; the revolving credit facility under the First Lien Facility was undrawn at closing. Proceeds from the term loan borrowings under the Credit Facilities at the closing were primarily used to fund the cash purchase price in the American Acquisition (a portion of which was used to repay American’s outstanding senior secured indebtedness), to refinance our outstanding senior secured indebtedness under the Former Credit Agreement, and to pay certain transaction fees and expenses.

Borrowings under each of the Credit Facilities bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The applicable margin for the term loans under the Second Lien Facility is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of between 0.375% and 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility must be repaid in 27 quarterly installments of $2.0 million each, which commence in March 2018, followed by a final installment of $746.0 million at maturity. The term loans under the Second Lien Facility must be repaid in full at maturity on October 20, 2025.

Borrowings under each of the Credit Facilities are guaranteed by each of our existing and future wholly owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of Golden and our subsidiary guarantors (subject to certain exceptions). Under the Credit Facilities, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loans under the Credit Facilities under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If we default under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder.

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

See Note 10, Commitments and Contingencies, in the accompanying unaudited consolidated financial statements for additional information regarding commitments and contingencies that may also affect our liquidity.

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

Commitments and Contractual Obligations

No significant changes occurred in the first nine months of 2017 to the contractual commitments discussed under Part II. Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations, in our Annual Report on Form 10-K for the year ended December 31, 2016. On October 20, 2017, subsequent to quarter end, the American Acquisition and the related financing transaction were consummated. See “– Liquidity and Capital Resources–Senior Secured Credit Facilities” above for a discussion of our new Credit Facilities.

Seasonality

We may experience seasonal fluctuations that could significantly impact our quarterly operating results. Our casinos and distributed gaming business in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the winter months due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Recently Issued Accounting Pronouncements

See Note 1, Nature of Business and Basis of Presentation, in the accompanying unaudited consolidated financial statements for information regarding recently issued accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2017, approximately 96% of our indebtedness for borrowed money accrued interest at a variable rate, which primarily comprised our indebtedness under the Former Credit Agreement. Immediately following the consummation of the American Acquisition and refinancing of the Former Credit Agreement on October 20, 2017, approximately 99% of our indebtedness for borrowed money accrued interest at a variable rate, primarily comprised of indebtedness under our new Credit Facilities.

At September 30, 2017, we had $168.0 million in principal amount of outstanding borrowings under the Former Credit Agreement. Our primary interest rate under the Former Credit Agreement was the Eurodollar rate plus an applicable margin that was based on our total leverage ratio. For the nine months ended September 30, 2017, the weighted-average effective interest rate on our outstanding borrowings under the Former Credit Agreement was 3.5%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would have increased our interest incurred, prior to effects of capitalized interest, by $0.8 million over a twelve-month period.

As of September 30, 2017, our investment portfolio included $42.9 million in cash and cash equivalents. As of September 30, 2017, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the material weakness in our internal control over financial reporting which existed as of December 31, 2016, as described below, existed as of September 30, 2017. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2017.

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

We are in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. During the first quarter of 2017, the Audit Committee directed management to develop and present to the Committee a plan and timetable for the implementation of remediation measures to correct this material weakness. During the second quarter of 2017, management delivered the remediation plan and timetable to the Audit Committee. Under management’s remediation plan, the remediation measures include, among other things:

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

During the quarter ended September 30, 2017, except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which the Company has recorded $1.5 million for claims as of the date of this filing. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our currently pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which we are including in this Quarterly Report on Form 10-Q as a result of the consummation of the American Acquisition and the related refinancing of our former senior secured credit facility on October 20, 2017, and which risk factors replace and supersede the risk factors previously described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. The risks described below and elsewhere in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

Any failure to successfully integrate our businesses and businesses we acquire, including the American business, could materially adversely affect our business, and we may not realize the full benefits of the American Acquisition or our other strategic acquisitions.

Our ability to realize the anticipated benefits of our strategic acquisitions, including our acquisition of American in October 2017 and our acquisition of Montana distributed gaming businesses in 2016, will depend, to a large extent, on our ability to successfully integrate our businesses with the businesses we acquire. Integrating and coordinating the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business with our strategic acquisitions include:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;
•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	the diversion of management’s attention from day-to-day operations;
•	additional demands on management related to the increased size and scope of our company following significant acquisitions, such as the American Acquisition;
•	the assimilation of employees and the integration of different business cultures;
•	challenges in attracting and retaining key personnel;
•	the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•	challenges in keeping existing customers and obtaining new customers; and
•	challenges in combining product offerings and sales and marketing activities.

There is no assurance that we will successfully or cost-effectively integrate our businesses with the businesses we acquire, and the costs of achieving systems integration may substantially exceed our current estimates. The integration of the recently acquired

American business into our own operations in particular will be time consuming and presents financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could impact our relationships with customers, suppliers, employees and other constituencies. Combining our different systems, technology, networks and business practices could be more difficult and time consuming than we anticipated, and could result in additional unanticipated expenses. Our combined results of operations could also be adversely affected by any issues we discover that were attributable to American’s operations that arose before the acquisition. Moreover, as non-public companies at the time of our acquisition, neither American nor our other recent strategic acquisitions had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for these businesses into compliance with those requirements may cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our combined business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed. Even if our businesses are successfully integrated, we may not realize the full benefits of the American Acquisition or our other strategic acquisitions, including anticipated synergies, cost savings or growth opportunities, within the expected timeframes or at all. In addition, we have incurred, and may incur additional, significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. Any of these matters could materially adversely affect our businesses or harm our financial condition, results of operations and prospects.

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

Acts of terrorism, natural disasters, severe weather conditions and actual or perceived outbreaks of public health threats and pandemics could also significantly affect demand for gaming, entertainment and leisure activities and discretionary travel, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, our properties are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, forces of nature, adverse weather conditions, flooding, mechanical failure, or extended or extraordinary maintenance, among other causes. If there is a prolonged disruption at any of our casino properties due to natural disasters, terrorist attacks or other catastrophic events, our business, financial condition, results of operations and prospects could be materially adversely affected. Additionally, if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which we draw our patrons or prevents patrons from easily coming to our properties, our business, financial condition, results of operations and prospects could be materially adversely affected.

We face substantial competition in both of our business segments, and may lose market share.

The casino resort and distributed gaming industries are highly competitive. In our casinos segment, we compete with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future. If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around our markets, we may lose market share or the ability to attract or retain employees. Furthermore, several states are currently considering legalizing casino gaming in designated areas, and Native American tribes may develop or expand gaming properties in markets located more closely to our customer base (particularly Native American casinos located in California). The expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers, including legalized casino gaming in neighboring states and on Native American land, could have a significant adverse effect on our business, financial condition and results of operations.

With respect to our distributed gaming businesses, we face direct competition for our space lease, revenue share and participation locations from others involved in the distributed gaming business, as well as substantial competition for customers from other operators of casinos, hotels, taverns and other entertainment venues. In addition, in both of our segments we face ever-increasing competition from online gaming, including mobile gaming applications for smart phones and tablet computers, state-sponsored lotteries, card clubs, sports books, fantasy sports websites and other forms of legalized gaming. Various forms of internet gaming have been approved in Nevada, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition for our operations.

We incurred significant indebtedness in connection with the American Acquisition and our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We incurred significant indebtedness in connection with the American Acquisition and the associated refinancing of our Former Credit Agreement. As of October 20, 2017, after giving effect to the entry into the Credit Facilities and associated refinancing of the Former Credit Facility, our total indebtedness, excluding unamortized debt issuance costs, was $1.0 billion. As a result of the increases in our outstanding debt, demands on our cash resources have increased. The increased level of debt could, among other things:

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

We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. The Credit Facilities that we entered into in connection with the closing of the American Acquisition included a $100.0 million senior secured revolving credit facility, which was undrawn at the closing of the acquisition. In addition, the Credit Facilities permit us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Facilities restrict our ability to dispose of assets and use the proceeds from asset dispositions, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in our company.

Covenants in our debt instruments restrict our business and could limit our ability to implement our business plan.

The Credit Facilities contain, and any future debt instruments likely will contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. The Credit Facilities include covenants restricting, among other things, our ability to do the following:

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

In addition, our revolving credit facility contains a financial covenant regarding including a maximum net leverage ratio that applies when borrowings under the facility exceed 30% of the total revolving commitment. The Credit Facilities are secured by liens on substantially all of our and the subsidiary guarantors’ present and future assets (subject to certain exceptions). If we default under any of the Credit Facilities because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with our covenants under the Credit Facilities or that any covenant violations will be waived. Any violation that is not waived could result in an event of default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in our company.

The casino, hotel and hospitality industry is capital intensive and we may not be able to finance development, expansion and renovation projects, which could put us at a competitive disadvantage.

Our casino and tavern properties have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades, and replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could materially adversely affect our results of operations.

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

Changes to gaming tax laws could increase our cost of doing business and have a material adverse effect on our financial condition.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. In addition, any worsening of economic conditions and the large number of state and local governments with significant current or projected budget deficits could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is subject to extensive gaming regulation, which is costly to comply with, and gaming authorities have significant control over our operations.

We are subject to a variety of gaming regulations in the jurisdictions in which we operate, including the extensive gaming laws and regulations of the State of Nevada. Compliance with these regulations is costly and time-consuming. Regulatory authorities at the federal, state and local levels have broad powers with respect to the regulation and licensing of casino and gaming operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will be able to obtain and maintain the gaming licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our directors, officers and key employees are also subject to a variety of regulatory requirements and must be approved by certain gaming authorities. If any gaming authority with jurisdiction over our business were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could have a material adverse effect on our business, operations and prospects.

Applicable gaming laws and regulations also restrict our ability to issue securities, incur debt and undertake other financing activities. Such transactions would generally require approval of gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. If any gaming authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could have a material adverse effect on our business, operations and prospects.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions on us that would prevent us from operating our business as it is currently operated, or the increased costs associated with compliance with such regulations could lower our profitability. From time to time, various proposals are introduced in the legislatures of the jurisdictions in which we have operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Any such change to the regulatory environment or the adoption of new federal, state or local government legislation could impose additional restrictions or costs or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects.

Any violation of applicable anti-money laundering laws or regulations or the Foreign Corrupt Practices Act could adversely affect our business, financial condition, results of operations and prospects.

We handle significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, U.S. governmental authorities have evidenced an increased focus on compliance with anti-money laundering laws and regulations in the gaming industry. Any violation of anti-money laundering laws or regulations could have a material adverse effect on our business, financial condition, results of operations and prospects. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If we or our employees or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to numerous other federal, state and local laws that may expose us to liabilities or have a significant adverse impact on our operations. Changes to any such laws could have a material adverse effect on our operations and financial condition.

Our business is subject to a variety of other federal, state and local laws, rules, regulations and ordinances. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations, or material differences in interpretations by courts or governmental authorities could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our operations are subject to various environmental laws and regulations relating to emissions and discharges into the environment, and the storage, handling and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations are complex, and subject to change, and violations can lead to significant costs for corrective action and remediation, fines and penalties.

Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. As we acquire additional casino, resort and tavern properties, such as the casino properties we acquired in the American Acquisition, we may not know the full level of exposure that we may have undertaken despite appropriate due diligence. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on or adjacent to, our properties may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. In February 2017, a former employee filed a purported class action lawsuit on behalf of similarly situated individuals employed by us in Nevada alleging that we violated certain Nevada labor laws, including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation.  For additional information, please see Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Although we have comprehensive property and liability insurance policies for our properties in operation, with coverage features and insured limits that we believe are customary in their breadth and scope, each such policy has certain exclusions. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, floods or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. Market forces beyond our control may also limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a major casualty, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition to the damage caused to our property by a casualty loss (such as fire, natural disasters, acts of war or terrorism), we may suffer business disruption as a result of these events or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in such event.

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles.

Increasing prices or shortages of energy and water may increase our cost of operations.

Our properties use significant amounts of water, electricity, natural gas and other forms of energy. Our Nevada properties in particular are located in a desert where water is scarce and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we cannot guarantee you that we will not in the future. Other states have suffered from electricity shortages. For example, California and Texas have experienced rolling blackouts due to excessive air conditioner use because of unexpectedly high temperatures in the past. We expect that potable water in Nevada, where the majority of our facilities are located, will become an increasingly scarce commodity at an increasing price.

Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

A number of employees at our casino properties are covered by collective bargaining agreements. Any work stoppage at one or more of our casino properties could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. As a result, a strike or other work stoppage at one of our casino properties could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.

Any unexpected shutdown of one of our casino properties could have an adverse effect on the business of our casino properties and our results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, which may lead to a temporary or permanent shutdown of any of our casino properties.

Our reputation and business could be materially harmed as a result of data breaches, data theft, unauthorized access or hacking.

Our success depends, in part, on the secure and uninterrupted performance of our information technology and other systems and infrastructure, including systems to maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions and mailing lists. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks and similar events. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break-ins or theft, data privacy or security breaches, third-party security breaches, employee error or malfeasance and similar events. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If unauthorized parties gain access to our information technology and other systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could materially adversely affect our operations.

Our revenues may be negatively impacted by volatility in our hold percentage, and we also face the risk of fraud or cheating.

Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slot machines, table games, race and sports betting, and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by the level of a customer’s skill in a given game, errors made by our employees, the number of games played, faults within the computer programs that operate our slot machines and the random nature of slot machine payouts. If our games perform below their expected range of outcomes, our cash flow may suffer.

In addition, gaming customers may attempt or commit fraud or otherwise cheat in order to increase their winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics and could include collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations, which could be substantial. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, thereby materially adversely affecting our business, financial condition, results of operations, and prospects.

Our business is geographically concentrated, which subjects us to greater risks from changes in local or regional conditions.

We currently operate casinos solely in Nevada and in Flintstone, Maryland, and conduct our distributed gaming (including tavern gaming) business solely in Nevada and Montana. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:

•	changes in local or regional economic conditions and unemployment rates;
•	changes in local and state laws and regulations, including gaming laws and regulations;
•	a decline in the number of residents in or near, or visitors to, our properties;
•	changes in the local or regional competitive environment; and
•	adverse weather conditions and natural disasters (including weather or road conditions that limit access to our properties).

Some of our casino properties and most of our tavern properties largely cater to the local markets and depend on the local markets for customers. Competition for local customers in Las Vegas in particular has historically been intense. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business. In addition, the number of visitors to our Nevada casino properties may be adversely affected by increased transportation costs, the number and frequency of flights into or out of Las Vegas, and capacity constraints of the interstate highways that connect our casino properties with the metropolitan areas in which our customers reside.

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

We may experience seasonal fluctuations that could significantly impact our quarterly operating results. Our casinos and distributed gaming business in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the winter months due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Our success depends in part on our ability to acquire, enhance, and/or introduce successful gaming concepts and game content, and we may be unable to obtain gaming devices or related technology from our third party suppliers on a timely, cost-effective basis.

Our business is heavily dependent on revenue generated by the games, particularly slot machines, we offer to our customers. We source games and game content through third-party suppliers, and currently rely on a limited number of suppliers for our gaming devices and related technology. We believe that creative and appealing game content, innovative game concepts and licensed brands produce more revenue for our casinos and other gaming locations and provide them with a competitive advantage, which in turn enhances our revenue and our ability to attract new business and to retain existing business. There can be no assurance that we will be able to sustain the acceptance of our existing game content or effectively obtain from third parties game content or licensed brands that will be widely accepted by our customers, or that we will be able to obtain gaming devices or related technology on a cost-effective basis. There can be no assurance that our third party suppliers will be able to produce new creative and appealing game content, innovative game concepts, and licensed brands in the future that will be widely accepted by our customers. As a result, we may be forced to incur significant unanticipated costs to secure alternative third party suppliers or adjust our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have identified a material weakness in our internal control over financial reporting, and we cannot provide assurances that this material weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

As discussed in “Part II, Item 9A, “Controls and Procedures,” our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was that account reconciliations were not consistently prepared on a timely basis and subjected to proper review and written approval by a person not involved in their preparation. There can be no assurance that we will be able to fully remediate this material weakness. If we fail to remediate this material weakness or otherwise maintain effective internal control over financial reporting in the future, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business, financial condition and prospects could be harmed.

We may be subject to litigation which, if adversely determined, could expose us to significant liabilities, damage our reputation and result in substantial losses.

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. See Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings” for additional information. Certain litigation claims may not be covered entirely or at all by our insurance policies, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention.

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

As of September 30, 2017, after giving effect to the issuance of 4,046,494 shares of our common stock in the American Acquisition, our executive officers and directors and entities affiliated with them would have owned, in the aggregate, approximately 43% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.

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

We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, we issued approximately 8.5 million shares of our common stock in connection with the acquisition of Sartini Gaming, Inc. and approximately 4.0 million shares of our common stock in connection with the American Acquisition. The holders of approximately 12.0 million of such shares have the right to require us to register with the SEC resales of such shares from time to time. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and other equity awards pursuant to our employee benefit plans. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with the acquisitions of Sartini Gaming, Inc. and American, upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing shareholders.

Our future results may differ materially from the unaudited pro forma financial results that we have previously disclosed.

The pro forma financial results that we have previously disclosed with respect to the American Acquisition were presented for illustrative purposes only, were based on various adjustments, assumptions and preliminary estimates and may not be an indication of our financial condition or results of operations following the Acquisition for several reasons. Our actual financial condition and results of operations following the Acquisition may not be consistent with, or evident from, these pro forma financial results. In addition, the assumptions used in preparing the pro forma financial results may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Acquisition. Any potential decline in our financial condition or results of operations may cause significant declines in our stock price.

Provisions in our Articles of Incorporation and Bylaws or our Credit Facilities may discourage, delay or prevent a change in control or prevent an acquisition of our business at a premium price.

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

Although we have amended our Bylaws to provide that Section 302A.671 (Control Share Acquisitions) of the Minnesota Business Corporation Act does not apply to or govern us, we remain subject to 302A.673 (Business Combinations) of the Minnesota Business Corporation Act, which generally prohibits us from engaging in business combinations with any “interested” shareholder for a period of four years following the shareholder’s share acquisition date, which may discourage, delay or prevent a change in control of our company.  In addition, our Credit Facilities provide for an event of default upon the occurrence of certain specified change of control events.

ITEM 6. EXHIBITS

Exhibits	Description

4.1

First Amendment to Amended and Restated Rights Agreement, dated as of October  20, 2017, by and between Golden Entertainment, Inc. and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated October 20, 2017, filed on October 23, 2017)

10.1

Registration Rights Agreement, dated as of October 20, 2017, by and between Golden Entertainment, Inc. and W2007/ACEP Holdings, LLC. (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated October 20, 2017, filed on October 23, 2017)

10.2

Stockholders Agreement, dated as of October 20, 2017, by and between Golden Entertainment, Inc. and W2007/ACEP Holdings, LLC. (incorporated by reference to Exhibit 10.2 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated October 20, 2017, filed on October 23, 2017)

10.3

First Lien Credit Agreement, dated as of October  20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto. (incorporated by reference to Exhibit 10.3 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated October 20, 2017, filed on October 23, 2017)

10.4

Second Lien Credit Agreement, dated as of October  20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, Credit Suisse AG (as administrative agent and collateral agent) and the other lenders party thereto. (incorporated by reference to Exhibit 10.4 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated October 20, 2017, filed on October 23, 2017)

10.5

Termination of NOL Preservation Agreement, dated as of October  20, 2017, entered into by and between Golden Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman and certain other shareholders of Golden Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated October 20, 2017, filed on October 23, 2017)

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 9, 2017	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
Executive Vice President, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Senior Vice President of Finance and Accounting
(Principal Accounting Officer)