Form 10-K
period 2017-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2018-03-16
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the NASDAQ Global Market on June 30, 2017 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $241,338,621. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of March 14, 2018, 27,387,626 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

GOLDEN ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

PART I

As used in this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding cost savings, synergies, growth opportunities and other financial and operating benefits of our acquisition of American Casino & Entertainment Properties LLC (“American”) and our other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: our ability to realize the anticipated cost savings, synergies and other benefits of our acquisition of American and our other acquisitions, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer and Chief Strategy and Financial Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Business Overview

We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on resort casino operations and distributed gaming (including tavern gaming in our wholly-owned taverns).

We conduct our business through two reportable operating segments: Casinos and Distributed Gaming. In our Casinos segment, we own and operate eight resort casinos, seven in Nevada and one in Maryland. Four of our Nevada resort casino properties were added to our casino portfolio in October 2017 as a result of our acquisition of American, as further described below. Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as grocery stores, convenience stores, liquor stores, restaurants, bars and taverns in Nevada and Montana, and the operation of wholly-owned branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Financial information regarding our reporting segments is included in Note 16, Segment Information, in the accompanying consolidated financial statements.

In January 2018, subsequent to fiscal year end, we completed an underwritten public offering in which certain of our shareholders resold an aggregate of 6.5 million shares of our common stock, and we sold 975,000 newly issued shares of our common stock pursuant to the exercise in full of the underwriters’ over-allotment option to purchase additional shares. Our net proceeds from the offering were approximately $25.3 million after deducting underwriting discounts and offering expenses. We expect to use these net proceeds for general corporate purposes, which may include, among other things, capital expenditures, opportunistic acquisitions or working capital.

Acquisitions

On October 20, 2017, we completed the acquisition of all of the outstanding equity interests of American from its former equity holders (the “American Acquisition”) for aggregate consideration consisting of $781.0 million in cash (subject to certain post-closing adjustments pursuant to the purchase agreement) and the issuance by us of 4,046,494 shares of our common stock to W2007/ACEP Holdings, LLC (“ACEP Holdings”), a former American equity holder. Pursuant to the post-closing adjustment provisions in the purchase agreement, the cash portion of the consideration paid in the American Acquisition was subsequently increased to $787.6 million. The American Acquisition added four Nevada resort casino properties to our casino portfolio, including the Stratosphere Casino, Hotel & Tower (the “Stratosphere”) in Las Vegas. The results of operations of American and its subsidiaries have been included in our results subsequent to that date. See Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for additional information. In connection with the closing of the American Acquisition, we entered into two new credit agreements with respect to a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility, which was undrawn at closing) and a $200.0 million senior secured second lien term loan facility. We used the net proceeds from the borrowings under these facilities at the closing primarily to fund the cash purchase price in the American Acquisition (a portion of which was used to repay American’s then outstanding senior secured indebtedness), to refinance our outstanding senior secured indebtedness under our then-existing senior secured credit facility, and to pay certain transaction fees and expenses. See Note 7, Debt, in the accompanying consolidated financial statements for a discussion of the new credit agreements and associated refinancing.

In January 2016, we completed the acquisition of approximately 1,100 slots from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). Additionally, in April 2016, we completed the acquisition of approximately 1,800 slots from a second distributed gaming operator in Montana, as well as amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition” and, together with the Initial Montana Acquisition, the “Montana Acquisitions”). The results of operations of the distributed gaming businesses acquired in the Montana Acquisitions have been included in our results subsequent to their respective acquisition dates. See Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for additional information.

On July 31, 2015, we acquired Sartini Gaming, Inc. (“Sartini Gaming”) through the merger of a wholly-owned subsidiary of Golden with and into Sartini Gaming, with Sartini Gaming surviving as a wholly-owned subsidiary of Golden (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in our results subsequent to that date.

Casinos

We own and operate eight resort casino properties in Nevada and Maryland, comprising the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, the Aquarius Casino Resort (the “Aquarius”) in Laughlin, Nevada, the Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada, and the Rocky Gap Casino Resort (“Rocky Gap”) in Flintstone, Maryland.

•

The Stratosphere:    The Stratosphere is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. A gaming and entertainment complex, the Stratosphere comprises the iconic Stratosphere Tower, a casino, a hotel and a retail center. As of December 31, 2017, the Stratosphere featured an 80,000 sq. ft. casino and offered nearly 2,430 hotel rooms, 748 slots, 42 table games, a race and sports book, 15 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos:    Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. Our Arizona Charlie’s Decatur casino property is located four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area, and is easily accessible from US Route 95, a major highway in Las Vegas. Our Arizona Charlie’s Boulder casino property is located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the primary east/west highway in Las Vegas. As of December 31, 2017, our Arizona Charlie’s Decatur casino offered approximately 260 hotel rooms and a total of 1,037 slots, seven table games, race and sports books, six restaurants, and an approximately 300-seat bingo parlor, and our Arizona Charlie’s Boulder casino offered approximately 300 hotel rooms and a total of 839 slots, seven table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor. Our Arizona Charlie’s Boulder casino also offers an RV park with approximately 220 RV hook-up sites.

•

Aquarius:    The Aquarius is located in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. The Aquarius caters primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of December 31, 2017, the Aquarius had approximately 1,900 hotel rooms and offered 1,232 slots, 33 table games and ten restaurants.

•

Pahrump casinos:    We own and operate three casinos in Pahrump, Nevada, the gateway to Death Valley National Park, located approximately 60 miles from Las Vegas. Pahrump Nugget is our largest property in Pahrump, Nevada. As of December 31, 2017, Pahrump Nugget offered approximately 70 hotel rooms, 419 slots, eight table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of December 31, 2017, our Gold Town Casino offered 226 slots and an approximately 100-seat bingo facility, and our Lakeside Casino & RV Park offered 188 slots and approximately 160 RV hook-up sites.

•

Rocky Gap:    Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2017, Rocky Gap offered 665 slots, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as grocery stores, convenience stores, liquor stores, restaurants, bars and taverns in Nevada and Montana. In addition, we operate wholly-owned branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. We also hold a video gaming terminal operator license for distributed gaming in Illinois. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. As of December 31, 2017, our distributed gaming operations comprised approximately 10,900 slots in over 1,000 locations.

Nevada law limits distributed gaming operations (also known as “restricted gaming” operations) to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars, taverns and liquor stores, where gaming is incidental to the primary business being conducted at the location and games are generally limited to 15 or fewer slots and no other forms of gaming activity. The gaming area in these business locations is typically small, and in many instances, segregated from the primary business area, including the use of alcoves in grocery stores and drug stores and installation of slots into the physical bar (also known as “bar top” slots) in bars and taverns. Such segregation provides greater oversight and supervision of the slots. Under Montana law, distributed gaming operations are limited to business locations licensed to sell alcoholic beverages for on-premises consumption only, with such locations generally restricted to offering a maximum of 20 slots.

In Nevada, we generally enter into three types of slot placement contracts as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our slots at a business location. Under revenue share agreements, we pay the business location a percentage of the gaming revenue generated from our slots placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our slots. In Montana, our slot and amusement device placement contracts are all revenue share agreements.

Our wholly-owned branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of December 31, 2017, we operated 57 wholly-owned branded taverns, which offered a total of over 920 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos.

Sales and Marketing

Casinos

Our Nevada resort casinos are located in Las Vegas, Laughlin and Pahrump, Nevada, and include the Stratosphere casino property located on the north end of the Las Vegas Strip. Accordingly, we market our Nevada resort casino properties to both the locals market and tourist traffic, targeting the value-driven customer. We seek to attract local residents to our Nevada casinos through promotions geared towards enhancing local play, including dining offerings at our casino restaurants and promotions of our bowling and bingo amenities. Promotional programs for out-of-market patrons focus primarily on our iconic Stratosphere casino property, our newly remodeled hotel rooms at Pahrump Nugget and our award-winning recreational vehicle park surrounding a lake at the Lakeside Casino & RV Park.

Rocky Gap is located in western Maryland in close proximity to the affluent and heavily populated metropolitan areas of Pittsburgh, Pennsylvania, Baltimore, Maryland and Washington, D.C., as well as two major interstate freeways. Rocky Gap serves as a premier destination for both local and out-of-market patrons. Our marketing efforts for Rocky Gap are primarily focused on attracting patrons through local and regional campaigns promoting both the amenities of Rocky Gap and the vast array of outdoor activities available in the Rocky Gap State Park. A portion of Rocky Gap’s business is also arranged through group sales and bus coach wholesalers.

Our casino sales and marketing efforts also include various rewards and loyalty programs designed to encourage repeat business at our resort casino properties. At our Las Vegas and Laughlin casinos in Nevada, we offer the ace|PLAY® rewards program. At our Pahrump, Nevada casinos, we offer the Gold Mine RewardsTM loyalty program. The close proximity of our Pahrump casino properties allows us to leverage the convenience of a one-card player rewards system, where reward points and other benefits can be earned and redeemed across all three of our Pahrump casinos via a single card. At Rocky Gap, we offer the Rewards ClubTM loyalty program. Depending on the program, members of our rewards programs may earn points based on gaming activity and amounts spent on rooms, food, beverage and resort activities, which points may be redeemable for complimentary slot play, food, beverages and hotel rooms, among other items. As of December 31, 2017, we had approximately 700,000 active players in our marketing database, providing cross-marketing opportunities across our resort casino and distributed gaming platform.

Distributed Gaming

We conduct our operations in our Distributed Gaming segment in Nevada and Montana. Our Distributed Gaming customer base is comprised of the third party distributed gaming customers with whom we enter into slot and amusement device placement contracts for the installation, maintenance and operation of slots and amusement devices at non-casino locations, the primarily local patrons that use our slots and amusement devices in such locations and the primarily local patrons of our wholly-owned branded taverns. We seek to place our slots and amusement devices in strategic, high-traffic areas, including in our branded taverns, and the majority of our marketing efforts are focused on maximizing profitability from a high-frequency, convenience-driven customer base in the counties in which we operate.

Our marketing efforts also seek to capitalize on repeat visitation through the use of loyalty programs, such as our Golden Rewards® promotional program for our wholly-owned branded taverns. Members of our Golden Rewards programs earn points based on play and amounts spent on the purchase of food and beverage, which points are redeemable for complimentary slot play, food and beverages and other items. Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. Brand equity is also leveraged in our taverns through the number of our branded tavern locations located throughout the greater Las Vegas, Nevada metropolitan area. Our advertising initiatives include both traditional and non-traditional channels such as direct mail, email, radio, print, television, social media, search engine optimization and static/dynamic billboards.

Intellectual Property

Our policy is to pursue registration of our important trademarks and service marks in the states where we do business and with the United States Patent and Trademark Office. We have registered and/or have pending as trademarks with the United States Patent and Trademark Office, among other trademarks and service marks, “Golden Entertainment” and “Golden Gaming,” as well as various names, brands and logos relating to our resort casino properties, customer rewards and loyalty programs and wholly-owned taverns. In addition, we have also registered or applied to register numerous other trademarks in various jurisdictions in the United States in connection with our properties, facilities and development projects. We also hold a patent in the United States related to player tracking systems.

Sale of Jamul Tribe Promissory Note

On December 9, 2015, we sold our $60.0 million subordinated promissory note (the “Jamul Note”) from the Jamul Indian Village (the “Jamul Tribe”) to a subsidiary of Penn National Gaming, Inc. (“Penn National”) for $24.0 million in cash. Under the terms of the January 2015 merger agreement with Sartini Gaming (the “Merger Agreement”) and subject to applicable law, we agreed that the proceeds received from the sale of the Jamul Note, net of related costs, would be distributed in a special cash dividend to our shareholders holding shares as of the record date for such dividend (other than shareholders that had waived their right to receive such dividend in connection with the Merger). On June 17, 2016, our Board of Directors approved and declared the special dividend to the eligible shareholders of record on the close of business on June 30, 2016 (the “Record Date”) of cash in the aggregate amount of approximately $23.5 million (the “Special Dividend”), which was paid on July 14, 2016. The

$1.71 per share amount of the Special Dividend was calculated by dividing the aggregate amount of the Special Dividend by 13,759,374 outstanding shares of common stock held by eligible shareholders on the Record Date (rounded down to the nearest whole cent per share).

In connection with the special dividend and in accordance with our equity incentive plans approved by our shareholders, equitable anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of our common stock in order to preserve the value of such stock options following the Special Dividend. Accordingly, effective as of the close of business on the dividend payment date of July 14, 2016, the exercise price of each stock option under our equity incentive plans outstanding on the Record Date was reduced by $1.71 per share. See Note 9, Share-Based Compensation, in the accompanying consolidated financial statements for information on our anti-dilutive adjustments to the outstanding stock options.

Competition

The resort casino and distributed gaming industries are highly competitive. Our resort casino business competes with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.

Furthermore, several states are currently considering legalizing casino gaming in designated areas, and Native American tribes may develop or expand gaming properties in markets located more closely to our customer base (particularly Native American casinos located in California). The expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers, including legalized casino gaming in neighboring states and on Native American land, could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

Regulation

Gaming Regulation

We are subject to extensive federal, state, and local regulation. State and local government authorities in the jurisdictions in which we operate require us to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to be involved in gaming operations. These are privileged licenses or approvals which are not guaranteed by statute or regulation. State and local government authorities may limit, condition, suspend or revoke a license, impose substantial fines, and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will be able to obtain and maintain the gaming licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if additional gaming laws or regulations are adopted, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us and our business. For additional information, see “Part I, Item 1A. Risk Factors—Our business is subject to extensive gaming regulation, which is costly to comply with, and gaming authorities have significant control over our operations.”

Gaming authorities may, in their sole and absolute discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of their respective states. Further, the costs of any investigation conducted by any gaming authority under these circumstances is typically required to be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. Our articles of incorporation require our shareholders to cooperate with gaming authorities in such investigations and permit us to redeem the securities held by any shareholder whose holding of shares of our capital stock may result, in the judgment of our board of directors, in our failure to obtain or our loss of any license or franchise from any governmental agency held by us to conduct any portion of our business. If any gaming authority determines that a person is unsuitable to own our securities, then, under the applicable gaming laws and regulations, we can be sanctioned, including the loss of our privileged licenses or approvals, if, without the prior approval of the applicable gaming authority, we conduct certain business with the unsuitable person. For additional information, see “Part I, Item 1A. Risk Factors—Our shareholders are subject to extensive government regulation and, if a shareholder is found unsuitable by a gaming authority, that shareholder would not be able to beneficially own our common stock directly or indirectly. Our shareholders may also be required to provide information that is required by gaming authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund redemption of our securities.”

Our directors, officers and key employees are also subject to a variety of regulatory requirements and various privileged licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If any gaming authority with jurisdiction over our business were to find any of our directors, officers or key employees unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever our relationship with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could have a material adverse effect on our business, operations and prospects.

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

The gaming industry also represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax laws or in the administration or interpretation of such laws. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations, cash flows and prospects. For additional information, see “Part I, Item 1A. Risk Factors—Changes to gaming tax laws could increase our cost of doing business and have a material adverse effect on our financial condition.”

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

Other Regulation

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

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. In February and April 2017, several former employees filed two separate purported class action lawsuits against us and on behalf of similarly situated individuals employed by us in Nevada. The lawsuits allege that we violated certain Nevada labor laws, including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. For additional information, please see Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Seasonality

We believe that our Casinos and Distributed Gaming segments are affected by seasonal factors, including holidays, weather and travel conditions. Our casinos and distributed gaming businesses in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the fall due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Employees

As of December 31, 2017, we had approximately 6,910 employees, of which approximately 2,000 were covered by various collective bargaining agreements. Other unions may seek to organize the workers of our resort casino properties from time to time. We historically have had good relationships with the unions representing our employees and believe that our employee relations are good.

At the Stratosphere, three collective bargaining agreements cover our employees. Our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 expires on March 31, 2018. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on May 31, 2018. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2018.

At the Aquarius, four collective bargaining agreements cover our employees. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2020. Our collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expires on November 30, 2022. Our collective bargaining agreement with the United Steelworkers of America expires on April 1, 2018. Our collective bargaining agreement with the Security, Police, and Fire Professional of America expires on February 28, 2021.

At Rocky Gap, our collective bargaining agreement with the United Food and Commercial Workers Union, Local 27 expires on November 1, 2019.

Executive Officers

Set forth below is information concerning our executive officers, and their ages as of December 31, 2017.

Name	Age	Position
Blake L. Sartini	58	Chairman of the Board, President and Chief Executive Officer
Stephen A. Arcana	53	Executive Vice President and Chief Operating Officer
Charles H. Protell	43	Executive Vice President, Chief Strategy Officer and Chief Financial Officer
Sean T. Higgins	53	Executive Vice President of Governmental Affairs and Chief Legal Officer
Edward W. Martin, III	53	Executive Vice President, Chief Administrative Officer
Blake L. Sartini II	32	Senior Vice President of Distributed Gaming
Gary A. Vecchiarelli	40	Senior Vice President of Finance and Accounting

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

Edward W. Martin, III joined Golden as Executive Vice President, Chief Administrative Officer in October 2017 in connection with the American Acquisition. Prior to joining Golden, Mr. Martin served as the chief operating officer, chief financial officer, treasurer and a member of the board of directors of American from September 2008 to October 2017. Prior to joining American, Mr. Martin held senior level finance, strategic planning, and development positions with Station Casinos, LLC, Silverton Casino, LLC, and Maloof Companies. From 1999 to 2011, Mr. Martin was a member of the board of directors of Nevada First Bank and its successor, the Bank of Nevada, the

Nevada affiliate of Western Alliance Bancorporation (NYSE:WAL), and also served as chairman of the audit committee and as a member of the regulatory oversight committee. Mr. Martin currently serves on the board of directors of The Centech Group, a position he has held since 2013, a provider of network and telecom systems and solutions. Mr. Martin also serves as a member of the Board of Trustees of the College Savings Plans of Nevada, a position he has held since 2010. Mr. Martin received a bachelor of business administration degree from The University of Texas at Austin and attended the Owen Graduate School of Management at Vanderbilt University.

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

Gary A. Vecchiarelli joined Golden as Senior Vice President of Finance and Accounting in January 2017. From May 2012 to December 2016, Mr. Vecchiarelli served as chief financial officer of Galaxy Gaming, Inc., a public company that develops, manufactures and distributes casino table games and wagering platforms. Prior to that, Mr. Vecchiarelli spent most of his career working in public accounting including as audit manager for BDO USA, LLP and audit supervisor for McGladrey & Pullen, LLP. Mr. Vecchiarelli received a bachelor of science degree in business administration in accounting from California State University at San Jose. Mr. Vecchiarelli was President of Financial Executives International, Las Vegas Chapter in 2017 and has resided on its board of directors since 2012. Mr. Vecchiarelli is a member of the American Institute of Certified Public Accountants and maintains active CPA licenses in California and Nevada.

Website and Available Information

Our website is located at www.goldenent.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed or furnished with the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Copies of these documents are also available to our shareholders upon written request to our Chief Financial Officer at 6595 S Jones Boulevard, Las Vegas, Nevada 89118. Information on the website does not constitute part of this Annual Report on Form 10-K.

These filings are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

You should consider each of the following factors as well as the other information in this Annual Report on Form 10-K in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also materially adversely impact our business, financial condition, results of operations or prospects. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be materially harmed and the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K, as well as our consolidated financial statements and the related notes.

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

There is no assurance that we will successfully or cost-effectively integrate our businesses with the businesses we acquire, and the costs of achieving systems integration may substantially exceed our current estimates. The integration of the recently acquired American business into our own operations in particular will be time consuming and presents financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could adversely impact our relationships with customers, suppliers, employees and other constituencies. Combining our different systems, technology, networks and business practices could be more difficult and time consuming than we anticipated, and could result in additional unanticipated expenses. Our combined results of operations could also be adversely affected by any issues we discover that were attributable to American’s operations that arose before the acquisition. Moreover, as non-public companies at the time of our acquisition, neither American nor our other recent strategic acquisitions had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for these businesses into compliance with those requirements may cause us to incur substantial additional expense.

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

The resort casino and distributed gaming industries are highly competitive. Our resort casino business competes with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.

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

We incurred significant indebtedness in connection with the American Acquisition and the associated refinancing of our former senior secured credit facility. As of December 31, 2017, the total principal amount of our senior secured indebtedness, excluding unamortized debt issuance costs, was $1.0 billion. As a result of the increases in our outstanding debt, demands on our cash resources have increased. The increased level of debt could, among other things:

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

We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. The senior secured credit facilities that we entered into in connection with the closing of the American Acquisition included a $100.0 million senior secured revolving credit facility, which was undrawn at December 31, 2017. In addition, our senior secured credit facilities permit us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our senior secured credit facilities restrict our ability to dispose of assets and use the proceeds from asset dispositions, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in our company.

Covenants in our debt instruments restrict our business and could limit our ability to implement our business plan.

Our senior secured credit facilities contain, and any future debt instruments likely will contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. Our senior secured credit facilities include covenants restricting, among other things, our ability to do the following:

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

In addition, our revolving credit facility contains a financial covenant applying a maximum net leverage ratio when borrowings under the facility exceed 30% of the total revolving commitment. Our senior secured credit facilities are secured by liens on substantially all of our and the subsidiary guarantors’ present and future assets (subject to certain exceptions).

If we default under any of our senior secured credit facilities because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with the covenants in our senior secured credit facilities or that any covenant violations will be waived. Any violation that is not waived could result in an event of default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in our company.

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

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. In February and April 2017, several former employees filed two separate purported class action lawsuits against us and on behalf of similarly situated individuals employed by us in Nevada. The lawsuits allege that we violated certain Nevada labor laws, including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. For additional information, please see Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A number of employees at our casino properties are covered by collective bargaining agreements. These agreements have staggered expirations over the next several years. We cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. The inability to negotiate and enter into a new collective bargaining agreement on favorable terms could result in an increase in our operating expenses or covered employees could strike or engage in other collective behaviors. Any renegotiation of these and other labor agreements could significantly increase our costs for wages, healthcare, pension plans and other benefits, and could have a material adverse effect on the business of our casino properties and our financial condition, results of operations and prospects.

Any work stoppage at one or more of our casino properties could cause significant disruption of our operations or require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. As a result, a strike or other work stoppage at one of our casino properties could have a material adverse effect on the business of our casino properties and our financial condition, results of operations and prospects.

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

Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slots, table games, race and sports betting, and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by the level of a customer’s skill in a given game, errors made by our employees, the number of games played, faults within the computer programs that operate our slots and the random nature of slot payouts. If our games perform below their expected range of outcomes, our cash flow may suffer.

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

We currently operate casinos solely in Nevada and in Flintstone, Maryland, and conduct our distributed gaming (including tavern gaming in our wholly-owned taverns) business solely in Nevada and Montana. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:

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

We may experience seasonal fluctuations that could significantly impact our quarterly operating results. Our casinos and distributed gaming businesses in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the winter months due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Our success depends in part on our ability to acquire, enhance, and/or introduce successful gaming concepts and game content, and we may be unable to obtain slots or related technology from our third party suppliers on a timely, cost-effective basis.

Our business is heavily dependent on revenue generated by the games, particularly slots, we offer to our customers. We source games and game content through third-party suppliers, and currently rely on a limited number of suppliers for our slots and related technology. We believe that creative and appealing game content, innovative game concepts and licensed brands produce more revenue for our casinos and other gaming locations and provide them with a competitive advantage, which in turn enhances our revenue and our ability to attract new business and to retain existing business. There can be no assurance that we will be able to sustain the acceptance of our existing game content or effectively obtain from third parties game content or licensed brands that will be widely accepted by our customers, or that we will be able to obtain slots or related technology on a cost-effective basis. There can be no assurance that our third party suppliers will be able to produce new creative and appealing game content, innovative game concepts, and licensed brands in the future that will be widely accepted by our customers. As a result, we may be forced to incur significant unanticipated costs to secure alternative third party suppliers or adjust our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our business and stock price may be adversely affected if our internal controls are not effective.

We have previously reported material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in Part II, Item 9A, “Controls and Procedures,” the material weakness identified as of December 31, 2016 was that account reconciliations were not consistently prepared on a timely basis and subjected to proper review and written approval by a person not involved in their preparation. Based upon the remediation actions described in such section, management has concluded that such material weakness has been remediated as of December 31, 2017. Although we believe we have taken appropriate actions to remediate the control deficiencies we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business, financial condition and prospects could be harmed.

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

As of December 31, 2017, after giving effect to the underwritten public offering that was completed in January 2018, our executive officers and directors and entities affiliated with them would have owned, in the aggregate, approximately 34% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.

Our shareholders are subject to extensive governmental regulation and, if a shareholder is found unsuitable by a gaming authority, that shareholder would not be able to beneficially own our common stock directly or indirectly. Our shareholders may also be required to provide information that is requested by gaming authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund redemption of our securities.

Gaming authorities may, in their sole and absolute discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of their respective states. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, gaming authorities have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. The applicant must pay all costs of investigation incurred by the gaming authorities in conducting any such investigation. In evaluating individual applicants, gaming authorities typically consider the individual’s reputation for good character and criminal and financial history, and the character of those with whom the individual associates. If any gaming authority determines that a person is unsuitable to own our securities, then, under the applicable gaming laws and regulations, we can be sanctioned, including the loss of our privileged licenses or approvals, if, without the prior approval of the applicable gaming authority, we conduct certain business with the unsuitable person or fail to redeem the unsuitable person’s interest in our securities or take such other action with respect to the securities held by the unsuitable person as the applicable gaming authority requires.

For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission, or the Gaming Commission, may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission’s request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board, or the Control Board, a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges.

Furthermore, any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold directly or indirectly the beneficial ownership of any voting security or the beneficial or record ownership of any nonvoting security or any debt security of any public corporation which is registered with the gaming authority beyond the time prescribed by the gaming authority. A violation of the foregoing may constitute a criminal offense. A finding of unsuitability by a particular gaming authority impacts that person’s ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licensees in other jurisdictions.

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. For example, under Nevada gaming laws, any person who acquires more than 5% of our voting power must report the acquisition to the Gaming Commission. Nevada gaming regulations also require that beneficial owners of more than 10% of our voting power apply to the Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice requiring such filing. Further, an “institutional investor,” as defined in the Nevada gaming regulations, that acquires more than 10%, but not more than 25%, of our voting power may apply to the Gaming Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only. Similarly, under Maryland gaming laws, as interpreted by the Maryland Lottery and Gaming Control Commission, or the Maryland Commission, any person who acquires 5% or more of our voting securities must report the acquisition to the Maryland Commission and apply for a “Principal Employee” (if an individual) or “Principal Entity” (if an entity) license, both of which require a finding of qualification, or seek an institutional investor waiver. The granting of a waiver rests with the discretion of the Maryland Commission. Further, we may not sell or otherwise transfer in an issuer transaction more than 5% of the legal or beneficial interest in Rocky Gap without the approval of the Maryland Commission, after the Maryland Commission determines that the transferee is qualified or grants the transferee an institutional investor waiver.

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

In January 2018, the SEC declared effective a universal shelf registration statement with the SEC for the future sale of up to $150 million in aggregate amount of common stock, preferred stock, debt securities, warrants and units and the resale of up to approximately 8.0 million shares of our common stock held by the selling securityholders named therein. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. For example, in January 2018, certain of the named selling securityholders completed the resale of 6.5 million shares of our common stock and we completed the sale of 975,000 newly issued shares of our common stock in an underwritten public offering pursuant to this shelf registration statement.

We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, we issued approximately 4.0 million shares of our common stock in connection with the American Acquisition in October 2017 (all of which shares were resold in the secondary public offering in January 2018), and approximately 8.5 million shares of our common stock in connection with the acquisition of Sartini Gaming in July 2015 (of which approximately 1.0 million shares were resold in the secondary public offering in January 2018). In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and other equity awards pursuant to our employee benefit plans. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with the acquisition of Sartini Gaming, upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing shareholders.

Our future results may differ materially from the unaudited pro forma financial results that we have disclosed.

The pro forma financial results that we have disclosed with respect to the American Acquisition have been presented for illustrative purposes only, were based on various adjustments, assumptions and preliminary estimates and may not be an indication of our financial condition or results of operations following the American Acquisition for several reasons. Our actual financial condition and results of operations following the American Acquisition may not be consistent with, or evident from, these pro forma financial results. In addition, the assumptions used in preparing the pro forma financial results may not prove to be accurate, and other factors may affect our financial condition or results of operations following the American Acquisition. Any potential decline in our financial condition or results of operations may cause significant declines in our stock price.

Provisions in our Articles of Incorporation and Bylaws or our senior secured credit facilities may discourage, delay or prevent a change in control or prevent an acquisition of our business at a premium price.

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

Although we have amended our Bylaws to provide that Section 302A.671 (Control Share Acquisitions) of the Minnesota Business Corporation Act does not apply to or govern us, we remain subject to 302A.673 (Business Combinations) of the Minnesota Business Corporation Act, which generally prohibits us from engaging in business combinations with any “interested” shareholder for a period of four years following the shareholder’s share acquisition date, which may discourage, delay or prevent a change in control of our company. In addition, our senior secured credit facilities provide for an event of default upon the occurrence of certain specified change of control events.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Company Headquarters

We lease a 41,000 square foot building in Las Vegas, Nevada, which houses our company headquarters and a portion of which we have sub-leased. The lease for our office headquarters building is with a related party and expires on July 31, 2025. See Note 15, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties.

Casinos

Stratosphere: We own the approximately 34 acres of land on which the Stratosphere is located (of which approximately 17 acres are undeveloped and reserved for future development).

Arizona Charlie’s Decatur: We own the approximately 17 acres of land on which our Arizona Charlie’s Decatur casino property is located. In addition, we lease office, storage and laundry space for our Arizona Charlie’s Decatur casino property in an adjacent shopping center. The lease is with an unrelated party and expires in 2097.

Arizona Charlie’s Boulder: We own the approximately 24 acres of land on which our Arizona Charlie’s Boulder casino property is located.

Aquarius: We own the approximately 18 acres of land on which the Aquarius casino property is located (of which approximately 1.6 acres are undeveloped and reserved for future development).

Pahrump Casinos: We own the approximately 40 acres of land on which Pahrump Nugget is located (of which approximately 20 acres are undeveloped and reserved for future development) and the approximately 35 acres of land on which our Lakeside Casino & RV Park is located. Our Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor), and we sublease approximately two of the acres to an unrelated third party.

Rocky Gap: We lease the approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated from the Maryland DNR pursuant to a 40-year operating ground lease. The lease expires in 2052, with an option to renew for an additional 20 years. We own the 170,000 square foot Rocky Gap building.

All of our owned and leased real property for our casino properties, along with substantially all of the assets of the casino properties, are subject to liens securing all of our obligations under our senior secured credit facilities (subject to receipt of certain approvals).

Distributed Gaming

We lease our 57 branded tavern locations under non-cancelable operating leases. As of December 31, 2017, the terms of our tavern leases ranged from one to 15 years, with various renewal options from one to 15 years. Four of our tavern locations were leased from related parties as of December 31, 2017. See Note 15, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which we have recorded $1.5 million for claims as of the date of this filing. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our currently pending matters should not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against us in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by us in the State of Nevada. The lawsuits allege we violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. In the second half of 2017, we agreed to settle the first of these two cases, subject to court approval. The second case is in the discovery phase.

In February 2018, a prior guest of the Stratosphere filed a purported class action complaint against us in the United States District Court, District of Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleges that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposes a national moratorium on the taxation of Internet access by states and their political subdivisions, and seeks, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. We have not yet been served with the complaint. In the event, a complaint is served on us, we anticipate being accorded a stay to respond in connection with an agreement that other hotel casino operators have entered into with regard to case consolidation while the federal court reviews subject matter jurisdiction. This case is at an early stage in the proceedings, and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, we believe that these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the ticker symbol GDEN. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by NASDAQ:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
High	$14.31	$22.18	$26.33	$34.75
Low	10.60	12.90	19.41	23.58

2016
High	$10.90	$13.49	$14.07	$13.00
Low	9.50	10.41	11.19	8.65

As of March 14, 2018, there were approximately 240 shareholders of record of our common stock.

Pursuant to the terms of the Merger Agreement, the proceeds received from the sale of the Jamul Note, net of related costs, were distributed on July 14, 2016 in a special dividend of cash in the aggregate amount of approximately $23.5 million to shareholders that held shares as of the Record Date for such dividend (other than shareholders that had waived their right to receive such dividend in connection with the Merger). See Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for additional information. Other than the special cash dividend of the net proceeds received from the sale of the Jamul Note, we have neither declared nor paid any cash dividends with respect to our common stock and the current policy of the Board of Directors is to retain all future earnings, if any, for use in the operation and development of our business. The payment of any other cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as our financial condition, results of operations, capital requirements, our general business condition and any other factors deemed relevant by the Board of Directors. In addition, the terms of our senior secured credit facilities restrict our ability to declare or pay dividends on our common stock.

No repurchases of our common stock were made during the fourth quarter of 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of operations data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Year Ended or As of:
	December 31,	December 31,	December 31,	December 28,	December 29,
	2017(1)	2016(2)	2015(3)	2014(4)	2013
(In millions, except per share amounts)
Results of Continuing Operations:
Net revenues	$510	$403	$177	$55	$39
Income (loss) from operations	$15	$13	$18	$(24)	$13
Net Income (loss)	$2	$16	$25	$(25)	$19
Net income (loss) per share — basic	$0.09	$0.74	$1.45	$(1.86)	$1.41
Net income (loss) per share — diluted	$0.09	$0.73	$1.43	$(1.86)	$1.40

Balance Sheet:
Cash and cash equivalents	$91	$47	$69	$35	$38
Total assets	$1,365	$419	$379	$122	$147
Total long-term liabilities	$966	$172	$143	$9	$10
Shareholders’ equity	$321	$209	$210	$108	$132

(1)

Our results for the year ended December 31, 2017 included the operating results of American from and after the closing date of the American Acquisition. We recorded approximately $76.3 million in net revenues and $5.6 million in net income from the operations of American for the year ended December 31, 2017. Income from operations for the year ended December 31, 2017 included approximately $1.6 million in preopening expenses related to American and tavern expansion, and $5.0 million in acquisition expenses related to the American Acquisition. Net income for the year ended December 31, 2017 included an income tax benefit of $7.9 million attributed primarily to a partial release of the valuation allowance on deferred tax assets and the impact of the Tax Cuts and Jobs Act.

(2)

Our results for the year ended December 31, 2016 included the operating results of the distributed gaming businesses acquired in the Montana Acquisitions from and after the closing dates of the respective transactions. We recorded approximately $47.0 million in net revenues and $1.6 million in net income from the operations of the Montana distributed gaming businesses for the year ended December 31, 2016. Income from operations for the year ended December 31, 2016 included approximately $2.5 million in preopening expenses related to the Montana distributed gaming businesses and tavern expansion, and a gain on sale of land held for sale of $4.5 million. Net income for the year ended December 31, 2016 included an income tax benefit of $4.3 million attributed primarily to a partial release of the valuation allowance on deferred tax assets. On July 14, 2016, a special dividend of cash in the aggregate amount of approximately $23.5 million was paid to shareholders of record as of the Record Date for such dividend (other than shareholders that had waived their right to receive such dividend in connection with the Merger). See Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for additional information.

(3)

Our results for the year ended December 31, 2015 included the operating results of Sartini Gaming from and after August 1, 2015, following the consummation of the Merger. We recorded approximately $117.6 million in net revenues and $10.4 million in income from the operations of Sartini Gaming’s distributed gaming and casino businesses for the year ended December 31, 2015. Income from operations for the year ended December 31, 2015 included approximately $11.5 million in transaction-related expenses related to the Merger and net income included income tax benefit of approximately $10.0 million attributed primarily to the income tax benefit recorded from the release of a valuation allowance on deferred tax assets as a result of deferred tax liabilities assumed in the Merger. Our results for the year ended December 31, 2015 also reflected a gain of $23.6 million related to the disposition of the Jamul Note in December 2015.

(4)

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

Overview

We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on resort casino operations and distributed gaming (including tavern gaming in our wholly-owned taverns).

We conduct our business through two reportable operating segments: Casinos and Distributed Gaming. In our Casinos segment, we own and operate eight resort casino properties in Nevada and Maryland. Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as grocery stores, convenience stores, liquor stores, restaurants, bars and taverns in Nevada and Montana, and the operation of wholly-owned branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

Casinos

On October 20, 2017, we completed the acquisition of all of the outstanding equity interests of American from its former equity holders for aggregate consideration consisting of $781.0 million in cash (subject to certain post-closing adjustments) and the issuance by us of 4,046,494 shares of our common stock to ACEP Holdings, a former American equity holder. Pursuant to the post-closing adjustment provisions in the purchase agreement, the cash portion of the consideration paid in the American Acquisition was subsequently increased to $787.6 million. The American Acquisition added four Nevada resort casino properties to our casino portfolio, including the Stratosphere in Las Vegas. The results of operations of American and its subsidiaries have been included in our results subsequent to that date. See Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for additional information.

We own and operate eight resort casino properties in Nevada and Maryland, comprising the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, the Aquarius in Laughlin, Nevada, Pahrump Nugget, Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada, and Rocky Gap in Flintstone, Maryland.

•

The Stratosphere:    The Stratosphere is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. A gaming and entertainment complex, the Stratosphere comprises the iconic Stratosphere Tower, a casino, a hotel and a retail center. As of December 31, 2017, the Stratosphere featured an 80,000 sq. ft. casino and offered nearly 2,430 hotel rooms, 748 slots, 42 table games, a race and sports book, 15 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos:    Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of December 31, 2017, our Arizona Charlie’s Decatur casino offered approximately 260 hotel rooms and a total of 1,037 slots, seven table games, race and sports books, six restaurants, and an approximately 300-seat bingo parlor, and our Arizona Charlie’s Boulder casino offered approximately 300 hotel rooms and a total of 839 slots, seven table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Aquarius:    The Aquarius is located in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. The Aquarius caters primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of December 31, 2017, the Aquarius had approximately 1,900 hotel rooms and offered 1,232 slots, 33 table games and ten restaurants.
•

Pahrump casinos:    We own and operate three casinos in Pahrump, Nevada, the gateway to Death Valley National Park, approximately 60 miles from Las Vegas. Pahrump Nugget is our largest property in Pahrump, Nevada. As of December 31, 2017, Pahrump Nugget offered approximately 70 hotel rooms, 419 slots, eight table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of December 31, 2017, our Gold Town Casino offered 226 slots and an approximately 100-seat bingo facility, and our Lakeside Casino & RV Park offered 188 slots and approximately 160 RV hook-up sites.

•

Rocky Gap:    Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2017, Rocky Gap offered 665 slots, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as grocery stores, convenience stores, liquor stores, restaurants, bars and taverns in Nevada and Montana. In addition, we operate wholly-owned branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. As of December 31, 2017, our distributed gaming operations comprised approximately 10,900 slots in over 1,000 locations.

Our wholly-owned branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of December 31, 2017, we operated 57 wholly-owned branded taverns, which offered a total of over 920 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net revenues by segment
Casinos	$179,175	$97,132	$73,245
Distributed Gaming	330,050	305,792	103,610
Corporate and other	583	280	187
Total net revenues	509,808	403,204	177,042
Operating expenses by segment
Casinos	86,050	51,533	40,520
Distributed Gaming	257,050	238,788	80,340
Corporate and other	641	11	9
Total operating expenses	343,741	290,332	120,869
Selling, general and administrative	103,523	68,155	38,708
Depreciation and amortization	40,786	27,506	10,798
Gain on disposition of notes receivable	—	—	(23,590)
Acquisition and merger expenses	5,041	614	11,525
Preopening expenses	1,632	2,471	421
Executive severance and sign-on bonuses	1,142	1,037	—
Gain on revaluation of contingent consideration	(1,719)	—	—
Other operating, net	284	54	(52)
Total expenses	494,430	390,169	158,679

Income from operations	15,378	13,035	18,363
Non-operating expense, net	(21,128)	(1,060)	(3,812)
Income tax benefit	7,921	4,325	9,969
Net income	$2,171	$16,300	$24,520

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Revenues

The $106.6 million, or 26%, increase in net revenues resulted primarily from increases of $68.3 million and $21.1 million in gaming revenues and food and beverage revenues, respectively, as well as the inclusion of net revenues of American from and after October 20, 2017.

The $82.0 million, or 84%, increase in net revenues related to our Casinos segment resulted primarily from increases of $49.3 million and $16.3 million in “same-store” gaming and room revenues, respectively, as well as the inclusion of net revenues from the resort casino properties we acquired in the American Acquisition from and after October 20, 2017. Additionally, net revenues from Rocky Gap increased $4.0 million due to greater parking capacity to accommodate peak demand days and marketing enhancements that better cater to our gaming customers.

The $24.3 million, or 8%, increase in net revenues related to our Distributed Gaming segment resulted primarily from five new taverns in the Las Vegas Valley during 2017, as well as a full year of revenues from the five taverns we opened in 2016. Additionally, net revenues in 2017 included a full year of revenues from the Montana distributed gaming businesses we acquired in January and April 2016.

Operating Expenses

The $53.4 million, or 18%, increase in operating expenses resulted primarily from increases of $29.3 million and $15.3 million in gaming expenses and food and beverage expenses, respectively, the inclusion of a full year of operating expense from the Montana distributed gaming businesses we acquired in January and April 2016, as well as operating expenses related to the resort casino properties acquired in the American Acquisition on October 20, 2017.

Selling, General and Administrative Expenses

The $35.4 million, or 52%, increase in selling, general and administrative (“SG&A”) expenses resulted primarily from increases in share-based compensation ($5.1 million and $3.6 million related to stock options and restricted stock units, respectively), salaries and bonus ($3.3 million), marketing and advertising ($0.9 million) and building and rent ($1.7 million), which were partially offset by a decrease in professional fees ($1.2 million). Additionally, the increases reflected the inclusion of $23.6 million in SG&A related to American from and after October 20, 2017, as well as the opening of five new taverns in the Las Vegas Valley in 2017.

Within our Casinos segment, SG&A expenses increased $20.3 million, or 93%, resulting primarily from the inclusion of SG&A related to American from and after October 20, 2017. The majority of the SG&A expenses in this segment comprised marketing and advertising, building and rent expense, bonus and payroll taxes. SG&A expenses at Rocky Gap did not change significantly year-over-year.

Within our Distributed Gaming segment, SG&A expenses increased $0.7 million or 3%, primarily due to the opening of five new taverns in the Las Vegas Valley in 2017, the inclusion of a full year of SG&A from the Montana distributed gaming businesses we acquired in January and April 2016, and the opening of five taverns in 2016, partially offset by a decrease year-over-year in professional fees and equipment rental. The majority of SG&A expenses in this segment comprised payroll taxes, building and rent expense, professional fees and equipment rental.

Corporate-level SG&A increased $14.6 million, or 64% primarily due to an increase of $1.3 million in professional fees and $3.6 million in payroll and related expenses, and the inclusion of $3.2 million of corporate-level SG&A related to American from and after October 20, 2017.

Acquisition and Merger Expenses

Acquisition and merger expenses during 2017 primarily related to the American Acquisition, and during 2016 primarily related to the Merger. Acquisition and merger expenses consisted primarily of financial advisor, legal, accounting and consulting costs.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During 2017, preopening expenses related primarily to costs incurred in the opening of new tavern locations in the Las Vegas Valley. During 2016, preopening expenses related primarily to costs incurred in connection with the Montana Acquisitions and the opening of new tavern locations in the Las Vegas Valley.

Depreciation and Amortization

Depreciation increased $11.1 million, or 55%, due primarily to depreciation of the assets acquired in the American Acquisition, as well as a full year of depreciation on assets acquired in the Montana Acquisitions.

Amortization of intangibles increased $2.2, or 30%, primarily to intangible assets acquired in the American Acquisition and the Montana Acquisitions.

Non-Operating Expense, Net

Non-operating expense, net increased $20.1 million, primarily due to a $13.1 million increase in interest expense from the substantially higher level of indebtedness under the new senior secured credit facilities we entered into in October 2017, partially offset by a gain on change in fair value of derivative of $0.2 million. Non-operating expense, net in 2017 also included $1.7 million related to a loss on extinguishment of debt.

Income Taxes

Income tax benefit for the year ended December 31, 2017 was approximately $7.9 million, which resulted from the partial release of the valuation allowance on deferred tax assets and the impact of the Tax Cuts and Jobs Act. Income tax benefit for the year ended December 31, 2016 was approximately $4.3 million, attributable primarily to a partial release of the valuation allowance on deferred tax assets. The effective tax rate was 137.8% for the year ended December 31, 2017, which differed from the federal tax rate of 35% due primarily to the partial release of the valuation allowance, along with the impact of the Tax Cuts and Jobs Act. The effective tax rate for the year ended December 31, 2016 was (36.1) %, which differed from the federal tax rate of 35% due to changes in the valuation allowance on deferred tax assets.

As of December 31, 2017, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future book income (losses), taxable loss carryforward potential and other factors in reaching the conclusion that some of the deferred tax assets were expected to be realized, and that therefore, the valuation allowance against the deferred tax assets required adjustment.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Revenues

The $226.2 million, or 128%, increase in net revenues resulted primarily from the inclusion in 2016 of a full year of net revenues related to the distributed gaming and casino businesses acquired on July 31, 2015 in the Merger (compared to five months of the prior year period), as well as the addition of the distributed gaming businesses acquired in the Montana Acquisitions in the first half of 2016.

The $23.9 million, or 33%, increase in net revenues related to our Casinos segment resulted primarily from the inclusion of a full year of net revenues from the casino businesses acquired in the Merger (compared to five months of the prior year period). The casino properties acquired in the Merger contributed net revenues of $34.3 million during the year ended December 31, 2016 compared to $14.0 million during the prior year period. Additionally, net revenues from Rocky Gap increased $3.7 million, reflecting our expansion of parking capacity to accommodate peak demand days, the addition of approximately 31 slots to the casino floor, and marketing enhancements to better cater to our gaming customers.

The $202.2 million, or 195%, increase in net revenues related to our Distributed Gaming segment resulted primarily from the inclusion of a full year of net revenues from the distributed gaming businesses acquired in the Merger in 2016, as well as net revenues from the distributed gaming businesses acquired in the Montana Acquisitions during the first half of 2016. The Montana Acquisitions added approximately $47.0 million in net revenues in 2016 from approximately 2,900 slots and over 1,000 amusement games across approximately 300 locations. The net revenues related to our Distributed Gaming segment during 2015 related solely to Sartini Gaming’s distributed gaming business for the five months subsequent to the completion of the Merger.

Operating Expenses

The $169.5 million, or 140%, increase in operating expenses resulted primarily from the inclusion of a full year of operating expenses related to the distributed gaming and casino businesses acquired in the Merger (compared to five months of the prior year period), and operating expenses from the distributed gaming businesses acquired in the Montana Acquisitions, which were completed during the first half of 2016. The increase in operating expenses in our Casinos segment in 2016 was related primarily to the inclusion of a full year of gaming, food and beverage and other operating expenses at our Pahrump, Nevada casinos acquired in the Merger. The increase in operating expenses related to our Distributed Gaming segment in 2016 was a result of the inclusion of a full year of gaming, food and beverage, rooms and other operating expenses at our taverns and third party locations.

Selling, General and Administrative Expenses

The $29.4 million, or 76%, increase in SG&A expenses resulted primarily from the inclusion of a full year of SG&A expenses related to the distributed gaming and casino businesses acquired on July 31, 2015 in the Merger, as well as the addition of the distributed gaming businesses acquired during the first half of 2016 in the Montana Acquisitions. For the year ended December 31, 2016, SG&A expenses included payroll and related expenses of $26.4 million (including share-based compensation of $3.9 million), marketing and advertising expenses of $3.5 million, building and rent expense of $15.7 million and professional fees of $5.9 million. Share-based compensation expense increased during the year ended December 31, 2016 due primarily to $0.9 million of additional expense related to the 1,494,475 stock options and 141,296 restricted stock units granted during the year (including reversal of expense for forfeitures), $0.5 million in incremental expense related to the acceleration of unvested stock options related to terminated employees and $0.9 million of incremental expense recorded for the equitable anti-dilutive adjustments made to the exercise prices of outstanding vested and unvested stock options during the period in accordance with our equity incentive plans. For the year ended December 31, 2015, SG&A expenses included payroll and related expenses of $16.0 million (including share-based compensation), marketing and advertising expenses of $3.4 million, building and rent expense of $10.3 million and professional fees of $3.6 million. For the year ended December 31, 2016, corporate-level SG&A was $19.8 million compared to $11.4 million in the prior year period.

Within our Casinos segment, SG&A expenses were $22.0 million for the year ended December 31, 2016 compared to $18.3 million for the prior year period. The increase in 2016 resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of a full year of SG&A expenses related to Sartini Gaming’s Pahrump casinos for the year ended December 31, 2016 (compared to five months of the prior year period). The majority of the SG&A expense at our Pahrump casinos was derived from payroll and related costs, building and rent expense, and promotions for our customers. SG&A expenses at Rocky Gap casino were $13.7 million for the year ended December 31, 2016 compared to $16.4 million for the prior year period. The decrease in SG&A expenses at Rocky Gap was a result of cost reduction efforts in marketing and advertising, building expenses, and payroll and related costs.

Within our Distributed Gaming segment, SG&A expenses were $23.4 million for the year ended December 31, 2016 compared to $9.0 million for the prior year period. The increase in 2016 resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of a full year of SG&A expenses related to Sartini Gaming’s distributed gaming businesses for the year ended December 31, 2016 (compared to five months of the prior year period), as well as SG&A expenses related to the distributed gaming businesses acquired in the Montana Acquisitions, which were consummated during the first half of 2016. SG&A expenses related to the Montana Acquisitions were approximately $0.8 million due primarily to building and rent expense, as well as professional fees. The majority of the segment’s SG&A expense was derived from insurance and payroll and related costs, as well as building and rent expense specifically at the taverns. The addition of five new taverns during 2016 accounted for incremental SG&A expense for the Distributed Gaming segment compared to the prior year.

Merger Expenses

We incurred approximately $0.6 million in transaction-related costs associated with the Merger and our obligations under the Merger Agreement during the year ended December 31, 2016 compared to $11.5 million during the prior year period. Merger expenses consisted primarily of financial advisor, legal, accounting and consulting costs.

Preopening Expenses

During the year ended December 31, 2016, preopening expenses were $2.5 million, which related primarily to costs incurred in connection with the Montana Acquisitions and new tavern locations in Las Vegas, Nevada. During the year ended December 31, 2015, preopening expenses were $0.4 million in connection with new tavern locations in Las Vegas, Nevada.

Depreciation and Amortization

Depreciation increased $11.7 million, or 138%, due primarily to depreciation of the assets acquired pursuant to the Merger, as well as assets acquired in the Montana Acquisitions. Amortization of intangibles increased $5.0 million, or 217%, related primarily to intangible assets acquired in the Merger and the Montana Acquisitions,.

Non-Operating Expense, Net

Non-operating expense, net was $1.1 million for the year ended December 31, 2016 compared to $3.8 million for the prior year period. The decrease in non-operating expense, net, was driven primarily by a $3.7 million increase in interest expense in 2016 compared to the prior year period, related to our entering into a new senior secured credit facility in July 31, 2015 in connection with the Merger and the incurrence of indebtedness thereunder, offset by a gain on sale of land held for sale of $4.5 million. Non-operating expense, net for 2015 included $1.2 million related to a loss on extinguishment of debt.

Income Taxes

Income tax benefit for the year ended December 31, 2016 was approximately $4.3 million, attributed primarily to a partial release of the valuation allowance on deferred tax assets. The release was the result of positive evidence that we will more likely than not be able to utilize some of our deferred tax assets. Income tax benefit for the year ended December 31, 2015 was approximately $10.0 million, primarily related to the partial release of the valuation allowance on deferred tax assets resulting from the assumption of a $14.7 million net deferred tax liability generated from intangible assets acquired in the Merger. Our effective tax rate was (36.1) % for the year ended December 31, 2016, which differed from the federal tax rate of 35% due to the release in valuation allowance in the fourth quarter of 2016. Our effective tax rate was (68.4)% for the year ended December 31, 2015, which differed from the federal tax rate of 35% due to the $10.2 million release of the valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization.

As of December 31, 2016, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future book income (losses), taxable loss carryforward potential and other factors in reaching the conclusion that some of the deferred tax assets were expected to be realized, and that therefore, the valuation allowance against the deferred tax assets required adjustment.

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

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, acquisition and merger expenses, share-based compensation expenses, executive severance and sign-on bonuses, gain on revaluation of contingent consideration, class action litigation expenses, gain/loss on disposal of property and equipment or investments, gain on change in fair value of derivative, loss on extinguishment of debt and impairments and other gains and losses.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Year Ended December 31,
(In thousands)	2017	2016	2015
Adjusted EBITDA	$72,915	$48,595	$18,274
Acquisition and merger expenses	(5,041)	(614)	(11,525)
Share-based compensation	(8,754)	(3,878)	(809)
Disposition of notes receivable	—	—	23,590
Depreciation and amortization	(40,786)	(27,506)	(10,798)
Gain on revaluation of contingent consideration	1,719	—	—
Preopening expenses	(1,632)	(2,471)	(421)
Class action litigation expenses	(1,617)	—	—
Executive severance and sign-on bonuses	(1,142)	(1,037)	—
Other operating, net	(284)	(54)	52
Income from operations	15,378	13,035	18,363
Non-operating income (expense)
Interest expense, net	(19,598)	(6,454)	(2,728)
Loss on extinguishment of debt	(1,708)	—	(1,174)
Gain on change in fair value of derivative	178	—	—
Gain on sale of land held for sale	—	4,525	—
Other, net	—	869	90
Total non-operating expense, net	(21,128)	(1,060)	(3,812)

Income (loss) before income tax benefit	(5,750)	11,975	14,551
Income tax benefit	7,921	4,325	9,969
Net income	$2,171	$16,300	$24,520

Liquidity and Capital Resources

As of December 31, 2017, we had $90.6 million in cash and cash equivalents and no short-term investments. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Casinos and Distributed Gaming segments to be adversely affected.

To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In January 2018, the SEC declared effective our universal shelf registration statement with the SEC for the future sale of up to $150 million in aggregate amount of common stock, preferred stock, debt securities, warrants and units and the resale of up to approximately 8.0 million shares of our common stock held by the selling security holders named therein. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

In January 2018, subsequent to fiscal year end, we completed an underwritten public offering pursuant to our universal shelf registration statement, in which certain of our shareholders resold an aggregate of 6.5 million shares of our common stock, and we sold 975,000 newly issued shares of our common stock pursuant to the exercise in full of the underwriters’ over-allotment option to purchase additional shares. Our net proceeds from the offering were approximately $25.3 million after deducting underwriting discounts and offering expenses. We expect to use these net proceeds for general corporate purposes, which may include, among other things, capital expenditures, opportunistic acquisitions or working capital.

Cash Flows

Net cash provided by operating activities was $22.1 million for the year ended December 31, 2017, compared to $37.4 million for the prior year period, which decrease was primarily due to the flow-through effect of lower revenues and timing of working capital spending. Operating cash flows increased $28.1 million in 2016 compared to 2015 primarily due to the flow-through effect of higher revenues, as well as the timing of working capital spending.

Net cash used in investing activities was $756.2 million for the year ended December 31, 2017, which included a cash outflow of $724.5 million for the American Acquisition and $29.5 million for capital expenditures. Net cash used in investing activities in 2016 included cash used in the Montana Acquisitions and capital expenditures. In 2015, net cash provided by investing activities was $90.0 million and related primarily to the cash acquired in the Merger, partially offset by the net purchase, maturity and sales of short-term investments.

Net cash provided by financing activities was $777.8 million for the year ended December 31, 2017, compared to net cash provided by financing activities of $11.4 million for the prior year period. Net cash provided by financing activities in 2017 reflected borrowings of $789.0 million under our new senior secured credit facilities net of repayments under our previous senior secured credit facility. Net cash provided by financing activities in the prior year reflected net borrowings of $36.5 million under our then-existing senior secured credit facility, partly offset by the $23.5 million Special Dividend paid in July 2016. Net cash used in financing activities in 2015 reflected net repayments of $59.6 million under our then-existing senior secured credit facilities, debt issuance costs of $2.8 million and $3.4 million related to the repurchase of warrants related to the Merger.

Senior Secured Credit Facilities

As of December 31, 2017, our senior secured credit facilities consisted of a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200.0 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”). As of December 31, 2017, $800.0 million and $200.0 million of term loan borrowings were outstanding under our First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of December 31, 2017 of $100.0 million.

Borrowings under each of the Credit Facilities bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility under the First Lien Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The applicable margin for the Second Lien Term Loan is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of between 0.375% and 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of December 31, 2017, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.1%.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility must be repaid in 27 quarterly installments of $2.0 million each, which commence in March 2018, followed by a final installment of $746.0 million at maturity. The term loans under the Second Lien Term Loan must be repaid in full at maturity on October 20, 2025.

Borrowings under each of the Credit Facilities are guaranteed by each of our existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of Golden and our subsidiary guarantors (subject to certain exceptions).

Under the Credit Facilities, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loans under the Credit Facilities under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If we default under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facilities as of December 31, 2017.

Former Senior Secured Credit Facility

In connection with the American Acquisition and the entry into the Credit Facilities, in October 2017 we repaid all principal amounts outstanding under our former credit agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Former Credit Agreement”), which amounted to approximately $173.4 million, together with accrued interest. As a result of the repayment and discharge of the Former Credit Facility, we recognized a loss on extinguishment of debt of $1.7 million during the year ended December 31, 2017.

Sale of Jamul Tribe Promissory Note

On December 9, 2015, we sold our $60.0 million Jamul Note to a subsidiary of Penn National for approximately $24.0 million in cash. We had previously determined the fair value of the Jamul Note to be zero as of December 28, 2014. Under the terms of the Merger Agreement and subject to applicable law, we agreed that the proceeds received from the sale of the Jamul Note, net of related costs, would be distributed in a special cash dividend to our shareholders holding shares as of the record date for such dividend (other than shareholders that had waived their right to receive such dividend in connection with the Merger). Under the terms of the Merger Agreement, Sartini Gaming’s former sole shareholder, for itself and any related party transferees of its shares, waived their right to receive such dividend with respect to their shares (which totaled 7,996,393 shares in the aggregate). Also in connection with the Merger, holders of an additional 457,172 shares waived their right to receive such dividend. On June 17, 2016, our Board of Directors approved and declared the Special Dividend to the eligible shareholders of record on the close of business on the Record Date of June 30, 2016 of cash in the aggregate amount of approximately $23.5 million, which was paid on July 14, 2016. The $1.71 per share amount of the Special Dividend was calculated by dividing the aggregate amount of the Special Dividend by 13,759,374 outstanding shares of common stock held by eligible shareholders on the close of business on the Record Date (rounded down to the nearest whole cent per share).

In connection with the Special Dividend and in accordance with our equity incentive plans approved by our shareholders, equitable anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of our common stock in order to preserve the value of such stock options following the Special Dividend. Accordingly, effective as of the close of business on the dividend payment date of July 14, 2016, the exercise price of each stock option under our equity incentive plans outstanding on the Record Date was reduced by $1.71 per share. See Note 9, Share-Based Compensation, in the accompanying consolidated financial statements for information on our anti-dilutive adjustments to the outstanding stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter
(In thousands)
First Lien Facility	$8,000	$8,000	$8,000	$8,000	$8,000	$760,000
Second Lien Term Loan	—	—	—	—	—	200,000
Interest on long-term debt (1)	52,961	52,591	52,219	51,852	51,491	107,680
Maryland DNR lease(2)	425	425	425	425	425	12,998
Gold Town Casino leases(3)	628	636	642	649	535	16,085
Space lease agreements	28,038	27,006	7,373	3,652	1,737	703
Related party leases	1,559	1,535	1,535	1,535	1,536	6,097
Other operating leases (4)	11,168	10,452	10,293	9,498	8,468	53,345
Notes payable and capital lease obligations(5)	1,759	1,177	1,111	465	143	2,343
	$104,538	$101,822	$81,598	$76,076	$72,335	$1,159,251

(1)

To the extent that applicable interest rates are variable and ultimate amounts borrowed under the Credit Facilities may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on interest rates at December 31, 2017 until maturity. Includes interest on notes payable.

(2)

In 2012, we entered into a 40-year operating ground lease with the Maryland DNR for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years. Rent payments under the lease include variable amounts based on Rocky Gap gaming revenue and surcharges on amounts billed to and collected from guests. See Note 13, Leases, in the accompanying consolidated financial statements for information regarding the lease.

(3)	We lease the approximately nine acres of land on which our Gold Town Casino is located from several unrelated parties.
(4)	We lease taverns, equipment and vehicles under noncancelable operating leases. The terms of the tavern leases range from one to 15 years, with various renewal options from one to 15 years.
(5)	Relates to notes payable on equipment purchases and previous tavern acquisitions and our capital lease obligations, including total capital lease interest obligations of $6.6 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the application of the acquisition method of accounting, long-lived assets, goodwill and indefinite-lived intangible assets, revenue recognition and promotional allowances, income taxes and share-based compensation expenses. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions believed to be reasonable, but are inherently unpredictable and uncertain. During the measurement period, which is up to one year from the acquisition date, we may record measurement period adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Transaction costs are expensed as incurred in our consolidated statement of operations.

On October 20, 2017, we acquired American. We have applied the acquisition method of accounting to this transaction. Our estimation of the fair value of the assets acquired and liabilities assumed as of the date of the transaction was determined based on certain valuations and analyses that we have yet to finalize, and accordingly, the assets acquired and liabilities assumed in the American Acquisition are subject to adjustment once we complete such analyses. We may record adjustments to the carrying value of the assets acquired and liabilities assumed with a corresponding offset to goodwill during the applicable measurement period, which can be up to one year from the date of the consummation of the acquisition. See Note 3, Merger and Acquisitions, in the accompanying consolidated financial statements for information regarding the American Acquisition.

Long-Lived Assets

Our long-lived assets were carried at $895.2 million as of December 31, 2017, comprising 65.6% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of such assets to the carrying value of the assets. Any such assets are not impaired if the undiscounted future cash flows exceed their carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

A long-lived asset must be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance.

We reconsider changes in circumstances on a frequent basis, as well as whenever a triggering event related to potential impairment has occurred. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however, the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as the decision-making criteria used by market participants when evaluating an asset. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods. Given the need for significant judgements in conducting such valuations, we may engage the assistance of independent valuation firms.

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

We consider our Nevada and Montana gaming licenses as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely as well as our historical experience in renewing these intangible assets at minimal cost. We consider our trade names related to our Nevada casinos and taverns as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our casinos and taverns indefinitely under these trade names. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount exceeds their fair value, an impairment loss is recognized. We complete our testing of our intangible assets prior to assessing our goodwill for possible impairment.

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

Our annual goodwill impairment analysis, performed using the qualitative assessment option as of the first day of the fourth quarter of the year ended December 31, 2017, resulted in a conclusion that it was more likely than not that the fair value of our reporting units exceeded their respective carrying values. As a result, we concluded that the two-step goodwill impairment test was not necessary. Additionally, none of our reporting units incurred goodwill impairment charges during 2016. If future operating results of our reporting units do not meet current expectations, it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

Revenue Recognition and Promotional Allowances

We generally enter into three types of slot and amusement device placement contracts as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our slots at a business location. Under revenue share agreements, we pay the business location a percentage of the gaming revenue generated from our slots placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our slots. In Montana, our slot and amusement device placement contracts are all revenue share agreements.

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

Regulation and Taxes

The casino and distributed gaming industries are subject to extensive regulation by state gaming authorities. Changes in applicable laws or regulations could have a material adverse effect on us.

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

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2017, approximately 99% of our indebtedness for borrowed money accrued interest at a variable rate, which primarily comprised our indebtedness under the Credit Facilities.

As of December 31, 2017, we had $800.0 million in principal amount of outstanding borrowings under the First Lien Facility, and $200.0 million in principal amount of outstanding borrowings under the Second Lien Term Loan. Our primary interest rate under the Credit Facilities is the Eurodollar rate plus an applicable margin. As of December 31, 2017, the weighted-average effective interest rate on our outstanding borrowings under the First Lien Facility was approximately 4.4%, and under the Second Lien Term Loan was approximately 8.3%. Assuming the outstanding balance under our Credit Facilities remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $5.0 million over a twelve-month period.

As of December 31, 2017, our investment portfolio included $90.6 million in cash and cash equivalents and a de minimis amount of short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

on CONSOLIDATED Financial Statements

Board of Directors and Stockholders Golden Entertainment, Inc. and Subsidiaries Las Vegas, Nevada

Opinion on the Consolidated Financial Statements.  We have audited the accompanying consolidated balance sheets of the Golden Entertainment, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the notes to the consolidated financial statements and financial statement schedules listed in the Index at Item 15 (a)(2) (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States (U.S.).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2018, expressed an unqualified opinion.

Basis for Opinion.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Piercy Bowler Taylor & Kern Certified Public Accountants We have served as the Company's auditor since 2005 Las Vegas, Nevada March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders Golden Entertainment, Inc. and Subsidiaries Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting.  We have audited the internal control over financial reporting of the Golden Entertainment, Inc. and Subsidiaries (the Company) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of American Casino and Entertainment Properties LLC (American), which was acquired on October 20, 2017, and is included in the 2017 consolidated financial statements of the Company and constituted 68.1% of total assets as of December 31, 2017 and 15% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of American.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the notes to the consolidated financial statements and financial statement schedules listed in the Index at Item 15 (a)(2), and our report dated March 15, 2018, expressed an unqualified opinion.

Basis for Opinion.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the United States (U.S.) federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk, and performing procedures that respond to those risks and such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting.  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (U.S.).  The Company's internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States (U.S.), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Piercy Bowler Taylor & Kern Certified Public Accountants Las Vegas, Nevada March 15, 2018

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$90,579	$46,898
Accounts receivable, net	14,692	6,697
Income taxes receivable	218	2,340
Prepaid expenses	19,397	9,761
Inventories	5,594	2,605
Other	2,599	1,346
Total current assets	133,079	69,647
Property and equipment, net	895,241	137,581
Goodwill	158,134	105,655
Intangible assets, net	157,692	98,603
Deferred income taxes	7,787	—
Other assets	13,242	7,592
Total assets	$1,365,175	$419,078
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$9,759	$15,752
Accounts payable	19,470	11,739
Accrued taxes, other than income taxes	6,664	3,024
Accrued payroll and related	22,570	3,478
Accrued liabilities	19,295	3,846
Total current liabilities	77,758	37,839
Long-term debt, net	963,200	167,690
Deferred income taxes	—	38
Other long-term obligations	3,226	4,085
Total liabilities	1,044,184	209,652
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 26,413 and 22,232 common shares issued and outstanding, respectively	264	223
Additional paid-in capital	399,510	290,157
Accumulated deficit	(78,783)	(80,954)
Total shareholders' equity	320,991	209,426
Total liabilities and shareholders' equity	$1,365,175	$419,078

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Gaming	$414,353	$346,039	$148,447
Food and beverage	79,765	58,659	25,584
Rooms	24,165	7,853	6,814
Other operating	20,393	11,844	5,079
Gross revenues	538,676	424,395	185,924
Less: Promotional allowances	(28,868)	(21,191)	(8,882)
Net revenues	509,808	403,204	177,042
Expenses
Gaming	280,121	250,791	98,268
Food and beverage	47,956	32,639	19,373
Rooms	8,899	1,336	968
Other operating	6,765	5,566	2,260
Selling, general and administrative	103,523	68,155	38,708
Depreciation and amortization	40,786	27,506	10,798
Disposition of notes receivable	—	—	(23,590)
Acquisition and merger expenses	5,041	614	11,525
Preopening expenses	1,632	2,471	421
Executive severance and sign-on bonuses	1,142	1,037	—
Gain on revaluation of contingent consideration	(1,719)	—	—
Other operating, net	284	54	(52)
Total expenses	494,430	390,169	158,679
Income from operations	15,378	13,035	18,363
Non-operating income (expense)
Interest expense, net	(19,598)	(6,454)	(2,728)
Loss on extinguishment of debt	(1,708)	—	(1,174)
Gain on change in fair value of derivative	178	—	—
Gain on sale of land held for sale	—	4,525	—
Other, net	—	869	90
Total non-operating expense, net	(21,128)	(1,060)	(3,812)
Income (loss) before income tax benefit	(5,750)	11,975	14,551
Income tax benefit	7,921	4,325	9,969
Net income	2,171	16,300	24,520
Other comprehensive income	—	—	22
Comprehensive income	$2,171	$16,300	$24,542

Weighted-average common shares outstanding
Basic	23,105	22,135	16,878
Dilutive impact of stock options and restricted stock units	1,555	319	225
Diluted	24,660	22,454	17,103
Net income per share
Basic	$0.09	$0.74	$1.45
Diluted	$0.09	$0.73	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 28, 2014	13,389	$134	$205,749	$(22)	$(98,245)	$107,616
Proceeds from issuance of stock on options exercised	25	—	168	—	—	168
Effect of share-based compensation	—	—	809	—	—	809
Other comprehensive income	—	—	—	22	—	22
Effect of merger	8,454	85	77,265	—	—	77,350
Net income	—	—	—	—	24,520	24,520
Balances, December 31, 2015	21,868	219	283,991	—	(73,725)	210,485
Proceeds from issuance of stock on options exercised	314	3	1,789	—	—	1,792
Effect of share-based compensation	—	—	3,878	—	—	3,878
Share issuance related to business combination	50	1	499	—	—	500
Special dividend ($1.71 per share)	—	—	—	—	(23,529)	(23,529)
Net income	—	—	—	—	16,300	16,300
Balances, December 31, 2016	22,232	223	290,157	—	(80,954)	209,426
Proceeds from issuance of stock on options exercised	135	1	168	—	—	169
Effect of share-based compensation	—	—	8,754	—	—	8,754
Tax benefit from share-based compensation	—	—	(1,015)	—	—	(1,015)
Share issuance related to business combination	4,046	40	101,446	—	—	101,486
Net income	—	—	—	—	2,171	2,171
Balances, December 31, 2017	26,413	$264	$399,510	$—	$(78,783)	$320,991

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$2,171	$16,300	$24,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,786	27,506	10,798
Amortization of debt issuance costs and discounts on debt	1,593	732	525
Accretion and amortization of discounts and premiums on short-term investments	—	—	240
Share-based compensation	8,754	3,878	809
Loss on disposal of property and equipment	441	54	303
Gain on revaluation of contingent consideration	(1,719)	—	—
Loss (gain) on extinguishment of debt	1,708	(18)	1,174
Gain on change in fair value of derivative	(178)	—	—
Gain on sale of land held for sale	—	(4,525)	—
Gain on sale of notes receivable	—	—	(23,590)
Impairments and other losses	—	—	357
Deferred income taxes	(7,825)	(4,325)	(10,216)
Other operating activities	—	(49)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,593)	(3,151)	1,033
Income taxes receivable	2,121	(262)	77
Prepaid expenses	74	(3,810)	2,035
Inventories and other current assets	(568)	102	371
Other assets	(2,056)	—	—
Accounts payable and other accrued expenses	(22,606)	1,580	900
Accrued taxes, other than income taxes	511	2,193	6
Other liabilities	488	1,190	—
Net cash provided by operating activities	22,102	37,395	9,342
Cash flows from investing activities
Purchase of property and equipment	(29,463)	(30,634)	(7,946)
Acquisition of businesses, net of cash acquired	(724,473)	(41,273)	25,539
Asset purchase	(2,220)	—	—
Proceeds from disposal of property and equipment	—	2,985	4,413
Purchase of short-term investments	—	—	(25,137)
Proceeds from maturities of short-term investments	—	—	35,175
Proceeds from sale of short-term investments	—	—	36,182
Collection on notes receivable	—	—	23,590
Other investing activities	(31)	(2,198)	(1,767)
Net cash provided by (used in) investing activities	(756,187)	(71,120)	90,049

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities
Proceeds from term loans	969,000	40,000	145,000
Repayments of term loans	(150,000)	(8,500)	(204,560)
Borrowings on revolving credit facility	6,000	5,000	—
Repayments of revolving credit facility	(36,000)	—	—
Repayments of notes payable	(3,334)	(2,061)	—
Payments for debt issuance costs	(4,035)	(500)	(2,803)
Purchase of derivative instrument	(3,152)	—	—
Proceeds from leased equipment obligation	743	—	—
Principal payments under capital leases	(610)	(756)	—
Proceeds from issuance of common stock	169	1,792	168
Tax withholding on share-based payments	(1,015)	—	—
Dividends paid	—	(23,529)	—
Warrant repurchase	—	—	(3,435)
Net cash provided by (used in) financing activities	777,766	11,446	(65,630)
Cash and cash equivalents
Net increase (decrease) for the period	43,681	(22,279)	33,761
Balance, beginning of period	46,898	69,177	35,416
Balance, end of period	$90,579	$46,898	$69,177

Supplemental cash flow disclosures
Cash paid for interest	$14,143	$5,721	$2,321
Cash paid (received) for income taxes, net	(84)	260	170
Non-cash investing and financing activities
Payables incurred for capital expenditures	$1,849	$—	$—
Notes payable issued for property and equipment	717	721	2,838
Assets acquired under capital lease obligations	2,758	2,726	—
Common stock issued in connection with acquisition	101,486	500	77,350

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Golden Entertainment, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on resort casino operations and distributed gaming (including tavern gaming in our wholly-owned taverns).

The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casinos segment involves the operation of eight resort casino properties in Nevada and Maryland, comprising the Stratosphere Casino, Hotel & Tower (the “Stratosphere”), Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, the Aquarius Casino Resort (the “Aquarius”) in Laughlin, Nevada, the Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada, and the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”). The casino properties in Las Vegas and Laughlin, Nevada were added to the Company’s casino portfolio in October 2017 as a result of the Company’s acquisition of American Casino & Entertainment Properties LLC (“American”), as further described below.

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns and liquor stores) in Nevada and Montana, and the operation of wholly-owned branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

On October 20, 2017, the Company completed the acquisition of all of the outstanding equity interests of American from its former equity holders (the “American Acquisition”). The results of operations of American and its subsidiaries have been included in the Company’s results subsequent to that date. See Note 3, Merger and Acquisitions, for information regarding the American Acquisition.

On January 29, 2016, the Company completed the acquisition of approximately 1,100 slots from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). Additionally, on April 22, 2016, the Company completed the acquisition of approximately 1,800 slots from a second distributed gaming operator in Montana, as well as amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition” and, together with the Initial Montana Acquisition, the “Montana Acquisitions”). The results of operations of the distributed gaming businesses acquired in the Montana Acquisitions have been included in the Company’s results subsequent to their respective acquisition dates. See Note 3, Merger and Acquisitions, for information regarding the Montana Acquisitions.

On July 31, 2015, the Company acquired Sartini Gaming, Inc. (“Sartini Gaming”) through the merger of a wholly-owned subsidiary of the Company with and into Sartini Gaming, with Sartini Gaming surviving as a wholly-owned subsidiary of the Company (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in the Company’s results subsequent to that date. In connection with the Merger, the Company’s name was changed from Lakes Entertainment, Inc. to Golden Entertainment, Inc. See Note 3, Merger and Acquisitions, for information regarding the Merger.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates also include preliminary estimates of values assigned to assets acquired and liabilities assumed in connection with business combinations, including conclusions of useful lives, separate entity values and underlying valuation metrics and methods. These preliminary estimates could change significantly during the measurement period which can remain open for up to one year after the closing date of the business combination. See Note 3, Merger and Acquisitions, for further information regarding the Company’s business combinations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Additionally, certain minor reclassifications have been made to the 2016 and 2015 amounts to conform to the current presentation, including a reclassification of $2.7 million from food and beverage expense to gaming expense.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and highly-liquid investments with original maturities of three months or less. Although these balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.

Accounts Receivable

Accounts receivable consist primarily of gaming, hotel and other receivables, net of allowance for doubtful accounts. Accounts receivable are non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance is maintained to reduce the Company’s accounts receivable to their expected net realizable value. The allowance is estimated based on specific reviews of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

Inventories

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or net realizable value (instead of market) beginning in 2017. The change in accounting principle did not have a material effect on the Company’s financial position, results of operations or cash flows. Cost is determined using the first-in, first-out and the average cost inventory methods.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Assets held under capital leases are stated at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized and depreciated over their useful lives. Costs of repairs and maintenance are expensed when incurred. A significant amount of the Company’s property and equipment was acquired through business acquisitions and therefore was initially recognized at fair value on the effective dates of the transactions. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and site improvements	15 - 45 years
Furniture and equipment	3 - 15 years
Leasehold improvements	2 - 15 years

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-live assets. If an indicator of impairment exists, the impairment is measured based on fair value compared to book value. For the years ended December 31, 2017 and 2016, there were no impairment charges. For the year ended December 31, 2015 the Company recognized an impairment charge of $0.4 million.

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

Derivative Instruments

In November 2017, the Company executed a trade with Credit Suisse to purchase a derivative instrument from which the Company will receive cash payments at the end of each period in which the interest rate exceeds the agreed upon strike price (the “Interest Rate Cap”). Derivative financial instruments such as the Interest Rate Cap are recorded at fair value. Changes in the fair value of derivative instruments are recognized in the consolidated statements of operations and comprehensive income.

Rewards Programs

The Company offers various rewards and loyalty programs at its resort casino properties to encourage repeat business. At its Las Vegas and Laughlin casinos in Nevada, the Company offers the ace|PLAY rewards program. Under this program, participants earn points based on gaming activity that can be redeemed for cash, free play, lodging, food and beverages and merchandise. Participant points expire after thirteen months of no activity.

At its Pahrump, Nevada casinos, the Company offers the Gold Mine Rewards loyalty program. Under this program, participants earn points based on play and retail purchases, which points are redeemable for food, beverages and hotel rooms, among other items. The close proximity of the Company’s three Pahrump, Nevada casino properties allows it to leverage the convenience of a one-card player rewards system, where reward points and other benefits can be earned and redeemed across all three of the Company’s Pahrump casinos via a single card.

At Rocky Gap, the Company offers the Rewards Club loyalty program. Under this program, participants earn points based on play and amounts spent on the purchase of rooms, food, beverage and resort activities, which points are redeemable for complimentary slot play and free goods and services at Rocky Gap’s hotel, restaurants, spa and golf course.

In its Distributed Gaming segment, the Company offers a Golden Rewards promotional program for its taverns. Golden Rewards tavern player relationships represent loyalty program members who earn points based on play and amounts spent on the purchase of food and beverage, which points are redeemable for complimentary slot play, food and beverages, among other items.

With respect to each of the Company’s rewards and loyalty programs, the Company records a liability based on the value of points earned, less an estimate for points not expected to be redeemed (“breakage”). The Company records net points earned for complimentary gaming play as a reduction to gaming revenue and points earned for free goods and services as promotional allowances. Redemption history at the Company’s casinos and taverns is used to assist in the determination of the estimated accruals. Changes in the programs, increases in membership and changes in the redemption patterns of the participants can impact this liability. The ace|PLAY, Gold Mine Rewards, Rewards Club and Golden Rewards points accruals are included in current liabilities on the Company’s consolidated balance sheet.

Long-Term Debt, Net

Long-term debt, net is reported as the outstanding debt amount net of unamortized debt issuance and debt discount costs. These costs include legal and other direct costs related to the issuance of the Company’s outstanding debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments, and are recorded as a direct reduction to the face amount of the Company’s outstanding debt. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method over the contractual term of the underlying debt. In the event that the Company’s debt is modified, repurchased or otherwise reduced prior to its original maturity date, the Company ratably reduces the unamortized debt issuance costs and discount and records a loss on extinguishment of debt.

Revenue Recognition and Promotional Allowances

Gaming revenue is the difference between gaming wins and losses and is recognized as wins and losses occur from gaming activities.

The Company generally enters into three types of slot and amusement device placement contracts as part of the distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, the Company pays a fixed monthly rental fee for the right to install, maintain and operate the Company’s slots at a business location. Under these agreements, the Company recognizes all gaming revenue and records fixed monthly rental fees as gaming expenses in the consolidated statement of operations. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, the Company holds the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. In Montana, the Company’s slot and amusement device placement contracts are all revenue share agreements.

The retail value of rooms, food and beverage, and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as a promotional allowance. The estimated cost of providing such promotional allowances is included primarily in gaming expenses.

Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from customers and remitted to governmental authorities are presented on a net basis.

Gaming Taxes

The Company’s Nevada casinos are subject to taxes based on gross gaming revenues and pay annual fees based on the number of slots and table games licensed during the year. Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and video lottery terminals in operation during the year. The Company’s distributed gaming operations in Nevada are subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that have grandfathered rights to more than 15 slots for play, and/or annual and quarterly fees at all tavern and third party distributed gaming locations. The Company’s distributed gaming operations in Montana are subject to taxes based on the Company’s share of gross gaming revenue. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes and licenses were $41.5 million, $35.7 million and $24.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses, which are primarily included in selling, general and administrative expenses, were $3.3 million, $2.6 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Share-Based Compensation Expense

The Company has various share-based compensation programs, which provide for equity awards including stock options and restricted stock units. Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. Compensation costs related to stock option awards are calculated based on the fair value of the award on the date of grant using the Black-Scholes option pricing model. For restricted stock units, compensation expense is calculated based on the fair market value of the Company’s common stock on the date of grant. All of the Company’s share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See Note 9, Share-Based Compensation, for additional discussion.

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

Net Income per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The standard is effective for annual periods beginning after December 15, 2017 and interim periods therein, and early adoption is permitted. The Company will adopt the standard as of January 1, 2018, and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which addresses goodwill impairment testing. Instead of determining goodwill impairment by calculating the implied fair value of goodwill, an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In May 2014, the FASB issued a comprehensive new revenue recognition model, ASU 2014-09, Revenue from Contracts with Customers which created a new Topic 606 (“ASC 606”). The new guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for United States GAAP applicable to revenue transactions. Existing industry guidance will be eliminated, including revenue recognition guidance specific to the gaming industry. The FASB has issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The guidance should be adopted by applying either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application.

The Company will adopt the standard as of January 1, 2018, and will follow the full retrospective approach. The accompanying financial statements and related disclosures do not reflect the effects of the new revenue standard. The Company is finalizing the assessment of the effects of the standard on its consolidated financial statements, and will begin reporting under the new guidance in its consolidated financial statements for the first quarter of 2018. The quantitative effects of these changes have not yet been determined and are still being analyzed.

The Company’s current presentation, which reports the retail value of services provided to customers without charge as revenues, with a corresponding contra amount deducted as promotional allowances, will no longer be allowed under the new revenue standard. Upon adoption of the new guidance, revenues will be allocated among the Company’s departmental classifications based on the relative standalone selling prices of the goods and services provided to guests. The Company currently anticipates that this methodology will result in a reduction of reported gaming revenues by an amount equivalent to reported promotional allowance revenues, with no change to total net revenues.

Currently, the Company estimates the cost of fulfilling the redemption of rewards earned through customer loyalty programs based upon the cost of historical redemptions. Upon adoption of the new guidance, the Company will account for the rewards using a deferred revenue model for the classification and timing of revenue recognized as well as the classification of related expenses when player rewards are redeemed. The impact of this change in accounting is not expected to be material to any annual accounting period.

Historically, and in accordance with prior guidance, the Company reported the expense for amounts paid to operators of wide area progressive games as contra-revenues. Upon adoption of the new guidance, these payments will be reported as an operating expense. The impact of this classification change will be to increase our gaming revenues and gaming expenses by equal amounts.

Note 3 – Merger and Acquisitions

American Acquisition

Overview

On October 20, 2017, the Company completed the acquisition of all of the outstanding equity interests of American from its former equity holders for aggregate consideration consisting of $781.0 million in cash (subject to certain post-closing adjustments) and the issuance by the Company of 4,046,494 shares of its common stock to W2007/ACEP Holdings, LLC (“ACEP Holdings”), a former American equity holder. Pursuant to the post-closing adjustment provisions in the purchase agreement, the cash portion of the consideration paid in the American Acquisition was subsequently increased to $787.6 million.

At the time of the American Acquisition, American owned and operated four casino hotel properties in Nevada: the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, and the Aquarius in Laughlin. As of October 20, 2017, the American casino properties offered an aggregate of 3,865 slots, 89 table games and 4,896 hotel rooms.

Purchase Price

The American Acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”), which, among other things, establishes that equity issued to effect the acquisition be measured at the closing date of the transaction at the then-current market price. Accordingly, the fair value of the Company's common stock issued to ACEP Holdings at the closing is based on the closing price per share of the Company's common stock on October 20, 2017 of $25.08.

The following is a summary of the components of the purchase price paid by the Company to the sellers in the American Acquisition (after taking into account the adjustment to the cash portion of the purchase price pursuant to the post-closing adjustment provisions of the purchase agreement, as described above):

(In thousands)	Amount
Cash consideration	$787,581
Fair value of common stock issued to ACEP Holdings	101,486
Total purchase price	$889,067

Purchase Price Allocation

Under ASC 805, the purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill and will allocate goodwill to each of the business segments at the conclusion of the measurement period.

The following table summarizes the preliminary allocation of the purchase price as of October 20, 2017 (the closing date of the American Acquisition), based on preliminary estimates of the fair values of the assets acquired and liabilities assumed:

(In thousands)	Amount
Current assets	$83,079
Property and equipment	754,581
Other noncurrent assets	264
Intangible assets	66,140
Goodwill	52,479
Liabilities	(67,476)
Total assets acquired, net of liabilities assumed	$889,067

The following table summarizes the preliminary values assigned to acquired property and equipment and estimated useful lives by category:

	Remaining	Amount Assigned
	Useful Life (Years)	(In thousands)
Land	Not applicable	$106,800
Land improvements	15	6,240
Building and improvements	45	607,698
Furniture, fixtures and equipment	3-4	32,829
Construction in process	Not applicable	1,014
Total property and equipment		$754,581

The following table summarizes the preliminary values assigned to acquired intangible assets and estimated useful lives by category:

	Remaining	Amount Assigned
	Useful Life (Years)	(In thousands)
Trade names	Indefinite	$34,510
Players loyalty programs	3	26,850
Leasehold interest	3-80	3,110
In-place lease value	3-4	1,670
Total intangible assets		$66,140

See Note 12, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the tangible and intangible assets acquired through the American Acquisition.

Refinancing

In connection with the closing of the American Acquisition, the Company entered into two new credit agreements with respect to a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility, which was undrawn at closing) (the “First Lien Facility”) and a $200.0 million senior secured second lien term loan facility (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”). The Company used the net proceeds from the borrowings under the Credit Facilities at the closing primarily to fund the cash purchase price in the American Acquisition (a portion of which was used to repay American’s outstanding senior secured indebtedness), to refinance the Company’s outstanding senior secured indebtedness under its then-existing senior secured credit facility (the “Former Credit Facility”), and to pay certain transaction fees and expenses. See Note 7, Debt, for a discussion of the Credit Facilities and associated refinancing.

Pro Forma Financial Information

The following unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and does not purport to represent what the results of operations, financial condition or other financial information of the Company would have been if the American Acquisition had occurred as of the date indicated or what such results or financial condition will be for any future periods. The unaudited pro forma combined financial information is based on preliminary estimates and assumptions and on the information available at the time of the preparation thereof. Any of these preliminary estimates and assumptions may change, be revised or prove to be materially different, and the estimates and assumptions may not be representative of facts existing at the time of the American Acquisition. The unaudited pro forma combined financial information does not reflect non-recurring charges that will be incurred in connection with the American Acquisition, nor any cost savings and synergies expected to result from the American Acquisition (and associated costs to achieve such savings or synergies), nor any costs associated with severance, restructuring or integration activities resulting from the American Acquisition.

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of American for the years ended December 31, 2017 and 2016, adjusted to give effect to the American Acquisition and related transactions (including the refinancing). The unaudited pro forma combined financial information was prepared as if the American Acquisition occurred on January 1, 2016.

	Year Ended December 31,
	2017	2016
(In thousands, except per share data)
Pro forma combined net revenues	$843,484	$794,265
Pro forma combined net income	23,107	28,338

Pro forma combined net income per share:
Basic	$0.88	$1.08
Diluted	0.83	1.07

Weighted-average common shares outstanding:
Basic	26,342	26,181
Diluted	27,897	26,500

The following adjustments have been made to the pro forma combined net income and pro forma combined net income per share in the table above:

•

Adjustment to eliminate the historical shareholders’ equity of American and the issuance of 4,046,494 shares of common stock of the Company to ACEP Holdings at the closing of the American Acquisition valued at $101.5 million.

•	Adjustment to eliminate transaction costs incurred by the Company and American in connection with the American Acquisition.

•	Adjustments to remove severance costs, sale-related expenses and restricted stock unit compensation costs incurred by American related to the American Acquisition.

•

Adjustments to depreciation and amortization expense of property, plant and equipment and intangible assets acquired by the Company resulting from the effect of the preliminary purchase price allocation.

•

Adjustments to interest expense and debt issuance costs resulting from the refinancing of the Company’s and American’s former senior secured credit facilities, and the removal of the historical interest expense of the Company and American related to their respective senior secured indebtedness that was repaid as part of the refinancing. The pro forma adjustments are based on the amounts borrowed in the refinancing and the interest rates in effect at the closing of the American Acquisition.

•	Adjustment to remove the loss on extinguishment of the Company and American’s senior secured indebtedness resulting from the refinancing.

•	Adjustments to income tax benefit (provision) as a result of the application of the guidance in ASC 740 and the Company’s combined federal and state statutory rate.

Montana Acquisitions

On January 29, 2016, the Company completed the Initial Montana Acquisition, which involved the acquisition of approximately 1,100 slots, as well as certain other non-gaming assets and the right to operate within certain locations, from C. Lohman Games, Inc., Rocky Mountain Gaming, Inc. and Brandy’s Shoreliner Restaurant, Inc., for total consideration of $20.1 million, including the issuance of $0.5 million of the Company’s common stock (comprising 50,252 shares at fair value at issuance of $9.95 per share). In connection with the Initial Montana Acquisition, the Company is required to pay the sellers contingent consideration of up to a total of $2.0 million in cash paid in four quarterly payments which began in September 2017, subject to certain potential adjustments. In the third quarter of 2017, the Company revalued the estimated fair value of the contingent consideration and recognized a gain on revaluation of contingent consideration of $1.7 million on the Company’s consolidated statement of operations. In the first quarter of 2018 the contingent consideration was paid in full. The allocation of the $20.1 million purchase price to the assets acquired as of January 29, 2016 includes $1.7 million of cash, $2.4 million of property and equipment, $14.4 million of intangible assets and $1.6 million of goodwill. The amounts assigned to intangible assets include customer relationships of $9.8 million with an economic life of 15 years, non-compete agreements of $3.9 million with an economic life of five years, trade names of $0.5 million with an economic life of four years and other amounts of $0.2 million with an economic life of 15 years.

On April 22, 2016, the Company completed the Second Montana Acquisition, which involved the acquisition of approximately 1,800 slots, as well as amusement devices and certain other non-gaming assets and the right to operate within certain locations, from Amusement Services, LLC, for total consideration of $25.7 million. The allocation of the $25.7 million purchase price to the assets acquired as of April 22, 2016 includes $0.3 million of cash, less than $0.1 million of prepaid gaming license fees, $7.8 million of property and equipment, $11.4 million of intangible assets and $6.0 million of goodwill. The amounts assigned to intangible assets include customer relationships of $9.1 million with an economic life of 15 years, non-compete agreements of $1.8 million with an economic life of five years, trade names of $0.2 million with an economic life of four years and other amounts of $0.3 million with an economic life of 15 years.

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

Merger Accounting

The Merger has been accounted for under the purchase method of accounting in accordance with ASC 805. Under the purchase method, the total purchase price, or consideration transferred, was measured at the Merger closing date. The purchase price of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair values was recorded as goodwill. The goodwill recognized in the Merger was primarily attributable to potential expansion and future development of, and anticipated synergies from, the tavern brands and the acquired distributed gaming and casino businesses, while enhancing the Company’s existing brand and casino portfolio. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company allocated the goodwill to each reporting unit at the conclusion of the measurement period.

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
•

recorded an adjustment to increase goodwill by $0.3 million, decreasing player relationships at the Company’s Gold Town Casino by the same amount, due to an increase in the discount rate used in the valuation upon further review. This adjustment triggered a release of $0.1 million of the previously recorded deferred tax liability, with a corresponding decrease to goodwill by the same amount; and

•

identified $0.9 million worth of equipment that was disposed of prior to the Merger but recorded in the opening balance. As such, the Company recorded an increase to goodwill for the amount of equipment written off.

Allocation

The final allocation of the $77.4 million purchase price to the assets acquired and liabilities assumed as of July 31, 2015 was as follows:

(In thousands)	Amount
Cash	$25,539
Other current assets	14,830
Property and equipment	83,173
Intangible assets	80,460
Goodwill	97,462
Current liabilities	(13,245)
Warrant liability	(3,435)
Debt	(190,587)
Deferred tax liability	(14,576)
Other long-term liabilities	(2,217)
Total purchase price	$77,404

The amounts assigned to property and equipment by category are summarized in the table below:

	Remaining	Amount Assigned
	Useful Life (Years)	(In thousands)
Land	Not applicable	$12,470
Land improvements	5-14	4,030
Building and improvements	19-25	21,310
Leasehold improvements	1-28	20,793
Furniture, fixtures and equipment	1-11	21,935
Construction in process	Not applicable	2,635
Total property and equipment		$83,173

The amounts assigned to intangible assets by category as of July 31, 2015 are summarized in the table below:

	Remaining	Amount Assigned
	Useful Life (Years)	(In thousands)
Trade names	Indefinite	$12,200
Player relationships	8-14	7,300
Customer relationships	13-16	59,200
Gaming licenses	Indefinite	960
Other intangible assets	2-10	800
Total intangible assets		$80,460

See Note 12, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the tangible and intangible assets acquired through the Merger.

Refinancing

In connection with the Merger, the Company entered into the Former Credit Facility to refinance the outstanding senior secured indebtedness of Sartini Gaming and the Company’s then-existing financing facility with Centennial Bank.

Jamul Note and Distribution to Shareholders

On December 9, 2015, the Company sold its $60.0 million subordinated promissory note (“Jamul Note”) from the Jamul Indian Village (“Jamul Tribe”) to a subsidiary of Penn National Gaming, Inc. for $24.0 million in cash. Under the terms of the Merger Agreement with Sartini Gaming and subject to applicable law, the Company agreed that the proceeds received from the sale of the Jamul Note, net of related costs, would be distributed in a cash dividend to its shareholders holding shares as of the record date for such dividend (other than shareholders that had waived their right to receive such dividend in connection with the Merger). Under the terms of the Merger Agreement, Sartini Gaming’s former sole shareholder, for itself and any related party transferees of its shares, waived their right to receive such dividend with respect to their shares (which totaled 7,996,393 shares in the aggregate). Also in connection with the Merger, holders of an additional 457,172 shares waived their right to receive such dividend. On June 17, 2016, the Board of Directors of the Company approved and declared the special dividend to the eligible shareholders of record on the close of business on June 30, 2016 (the “Record Date”) of cash in the aggregate amount of approximately $23.5 million (the “Special Dividend”), which was paid on July 14, 2016. The $1.71 per share amount of the Special Dividend was calculated by dividing the aggregate amount of the Special Dividend by 13,759,374 outstanding shares of common stock held by eligible shareholders on the close of business on the Record Date (rounded down to the nearest whole cent per share).

Note 4 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

	December 31,
(In thousands)	2017	2016
Land	$121,081	$12,470
Building and site improvements	705,266	77,515
Furniture and equipment	125,339	75,740
Construction in process	6,972	5,246
Property and equipment	958,658	170,971
Less: Accumulated depreciation	(63,417)	(33,390)
Property and equipment, net	$895,241	$137,581

Depreciation expense for property and equipment, including capital leases, totaled $31.3 million, $20.2 million, and $8.5 million for 2017, 2016, and 2015, respectively.

Note 5 – Goodwill and Intangible Assets, Net

The following table summarizes goodwill activity by reportable segment:

(In thousands)	Casinos	Distributed Gaming	Total Goodwill
Balance, January 1, 2016	$17,080	$79,208	$96,288
Goodwill acquired during the year	—	8,193	8,193
Acquired goodwill adjusted during the year	(9,284)	10,458	1,174
Balance, December 31, 2016	7,796	97,859	105,655
Goodwill acquired during the year	52,479	—	52,479
Balance, December 31, 2017	$60,275	$97,859	$158,134

Goodwill represents the initial goodwill allocation related to the Merger and the Montana Acquisitions and final adjustments to purchase price allocations during the applicable measurement periods, and the initial goodwill allocation related to the American Acquisition. The impact of the final purchase price allocation adjustments related to the Merger and the Montana Acquisitions on the Company's results of operations and financial position was immaterial. The Company may continue to record adjustments to the carrying value of assets acquired with a corresponding offset to goodwill during the measurement period related to the American Acquisition, which can be up to one year from the date of the consummation of the acquisition. See Note 3, Merger and Acquisitions, for a description of the intangible assets acquired through the Merger, the Montana Acquisitions and the American Acquisition.

Intangible assets, net, consisted of the following:

	December 31, 2017
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$960	$—	$960
Trade names	Indefinite	46,710	—	46,710
Other	Indefinite	185	—	185
		47,855	—	47,855
Amortizing intangible assets
Customer relationships	12.1 years	80,320	(12,524)	67,796
Player relationships	4.2 years	34,150	(3,045)	31,105
Gaming license	10.3 years	2,100	(648)	1,452
Non-compete agreements	3.0 years	6,000	(2,395)	3,605
Leasehold interest	65.7 years	3,110	(32)	3,078
In-place lease value	3.3 years	1,670	(81)	1,589
Other	8.2 years	1,769	(557)	1,212
		129,119	(19,282)	109,837
Balance, December 31, 2017		$176,974	$(19,282)	$157,692

	December 31, 2016
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$960	$—	$960
Trade names	Indefinite	12,200	—	12,200
Other	Indefinite	110	—	110
		13,270	—	13,270
Amortizing intangible assets
Customer relationships	13.2 years	78,100	(6,932)	71,168
Player relationships	10.4 years	7,300	(910)	6,390
Gaming license	11.4 years	2,100	(508)	1,592
Non-compete agreements	4.0 years	6,000	(1,168)	4,832
Other	9.5 years	1,648	(297)	1,351
		95,148	(9,815)	85,333
Balance, December 31, 2016		$108,418	$(9,815)	$98,603

The Rocky Gap gaming license is being amortized over its 15 year term.

Total amortization expense related to intangible assets was $9.5 million, $7.3 million and $2.3 million for 2017, 2016, and 2015, respectively. Estimated future amortization expense related to intangible assets, which includes acquired intangible assets recorded on a preliminary basis, is as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Estimated amortization expense	$17,562	$17,562	$15,923	$7,023	$6,624	$45,143

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(In thousands)	2017	2016
Gaming liabilities	$11,123	$1,479
Interest	1,770	9
Other accrued liabilities	6,402	2,358
Total accrued liabilities	$19,295	$3,846

Note 7 – Debt

Senior Secured Credit Facilities

As of December 31, 2017, the Company’s Credit Facilities consisted of a $900.0 million First Lien Facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto, and a $200.0 million Second Lien Term Loan with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto. As of December 31, 2017, $800.0 million and $200.0 million of term loan borrowings were outstanding under our First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of December 31, 2017 of $100.0 million.

Interest and Fees

Borrowings under each of the Credit Facilities bear interest, at the Company’s option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility under the First Lien Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on the Company’s net leverage ratio. The applicable margin for the Second Lien Term Loan is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of between 0.375% and 0.50%, depending on the Company’s net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of December 31, 2017, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facilities was approximately 5.1%.

Optional and Mandatory Prepayments

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility must be repaid in 27 quarterly installments of $2.0 million each, which commence in March 2018, followed by a final installment of $746.0 million at maturity. The term loans under the Second Lien Term Loan must be repaid in full at maturity on October 20, 2025.

Guarantees and Collateral

Borrowing under each of the Credit Facilities are guaranteed by each of the Company’s existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of the Company and its subsidiary guarantors (subject to of certain exceptions).

Financial and Other Covenants

Under the Credit Facilities, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the term loans under the Credit Facilities under certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If the Company defaults under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facilities as of December 31, 2017.

Former Senior Secured Credit Facility

In connection with the American Acquisition and the entry into the Credit Facilities, in October 2017 the Company repaid all principal amounts outstanding under the Company’s Former Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein, which amounted to approximately $173.4 million, together with accrued interest. As a result of the repayment and discharge of the Former Credit Facility, the Company recognized a loss on extinguishment of debt of $1.7 million during the year ended December 31, 2017.

Former Rocky Gap Financing Facility

In connection with the entry into the Former Credit Agreement, in July 2015 the Company repaid all principal amounts outstanding under the Company’s then-existing $17.5 million financing facility with Centennial Bank, which amounted to approximately $10.7 million, together with accrued interest. As a result of the repayment of this facility, the Company recognized a loss on extinguishment of debt of $1.2 million, related to the unamortized discount under the facility, during the year ended December 31, 2015.

Summary of Outstanding Debt

Long-term debt, net is comprised of the following:

	December 31,
(In thousands)	2017	2016
Term loans	$1,000,000	$150,000
Revolving credit facility	—	30,000
Capital lease obligations	5,839	1,970
Notes payable	1,159	3,777
Total long-term debt	1,006,998	185,747
Less unamortized discount	(30,122)	—
Less unamortized debt issuance costs	(3,917)	(2,305)
	972,959	183,442
Less current maturities	(9,759)	(15,752)
Long-term debt, net	$963,200	$167,690

Scheduled Principal Payments of Long-Term Debt

The scheduled principal payments due on long-term debt are as follows:

(In thousands)
For the year ending December 31,
2018	$9,759
2019	9,177
2020	9,111
2021	8,465
2022	8,143
Thereafter	962,343
Total outstanding principal of long-term debt	$1,006,998

Note 8 – Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Food and beverage	$23,886	$18,324	$6,633
Rooms	3,790	2,263	2,035
Other	1,192	604	214
Total promotional allowances	$28,868	$21,191	$8,882

The estimated cost of providing these promotional allowances, which is primarily included in gaming expenses, are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Food and beverage	$21,007	$15,201	$2,263
Rooms	1,451	818	608
Other	413	367	205
Total estimated cost of promotional allowances	$22,871	$16,386	$3,076

Note 9 – Share-Based Compensation

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

The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board in its sole discretion. The annual increase on January 1, 2017 was 889,259 shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. As of December 31, 2017, a total of 109,263 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. As of December 31, 2017, no shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

In connection with the Special Dividend discussed in Note 3, Merger and Acquisitions, and in accordance with the Company’s equity incentive plans approved by the Company’s shareholders, equitable anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of Company common stock, in order to preserve the value of such stock options following the Special Dividend. Accordingly, effective as of the close of business on July 14, 2016, the exercise price of each outstanding stock option granted prior to the Record Date under the 2015 Plan, the 2007 Plan and the 1998 Stock Option and Compensation Plan (collectively, the “Adjusted Options”) was reduced by $1.71 per share. The weighted-average exercise price of the Adjusted Options presented in the table below have been adjusted accordingly. The Adjusted Options had a weighted-average exercise price of $7.04 per share after giving effect to such anti-dilutive adjustments. The Adjusted Options have varying remaining terms, which were not affected by the adjustments. The Company measured the incremental compensation cost as the excess of the fair value of the Adjusted Options immediately following such anti-dilutive adjustments over the fair value of the Adjusted Options immediately prior to such anti-dilutive adjustments. Of the 2,337,643 Adjusted Options, 1,908,070 were unvested and 429,573 were vested at the time of the adjustment. The incremental fair value related to the unvested Adjusted Options resulting from the anti-dilutive adjustments was estimated to be $1.7 million, which will be recorded over the remaining vesting period of such Adjusted Options. The incremental fair value related to the vested Adjusted Options resulting from the anti-dilutive adjustments, determined using the Black-Scholes option pricing model, was $0.7 million and was recorded as share-based compensation expense during the third quarter of 2016.

Stock Options

The following table summarizes stock option activity:

		Weighted-
		Average		Aggregate
	Stock	Remaining	Weighted-	Intrinsic
	Options	Term	Average	Value
	Outstanding	(in years)	Exercise Price	(in thousands)
Outstanding at January 1, 2017	3,402,481	7.9	$9.02
Granted	1,124,542		$15.88
Exercised	(22,989)		$7.36
Cancelled	(128,105)		$11.36
Outstanding at December 31, 2017	4,375,929	7.4	$10.73	$95,937
Vested at December 31, 2017	1,851,799	6.5	$7.99	$45,705
Exercisable at December 31, 2017	388,040	0.8	$4.33	$10,989

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $1.8 million and $0.1 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $7.30, $4.80 and $3.72 per share, respectively.

The total amount of cash received from stock options exercised during the year ended December 31, 2017 was $0.2 million.

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
•

Risk-free interest rate — The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•

Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon the Company’s experience as to the average historical term of option grants that were exercised, canceled or forfeited. Management believes historical data is reasonably representative of future exercise behavior.

•

Expected volatility — The volatility assumption is based on the historical actual volatility of the Company’s stock. Management concluded there were no factors identified which were unusual and which would distort the volatility figure if used to estimate future volatility. Future volatility may be substantially less or greater than expected volatility.

The following assumptions were used to estimate the fair value of stock options granted:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	—	—	—
Risk-free interest rate	2.21 – 2.47%	1.43 – 2.40%	2.18 – 2.36%
Expected term (in years)	10	10	10
Expected volatility	29.07 – 34.43%	24.03 – 26.95%	27.24 – 27.60%

Restricted Stock Units

The following table summarizes RSU activity:

			Total
	Restricted	Weighted	Fair Value
	Stock	Average	of Shares
	Units	Grant Date	Vested
	Outstanding	Fair Value	(in thousands)
Outstanding at January 1, 2016	—	—
Granted	141,296	$12.57
Outstanding at December 31, 2016	141,296	$12.57
Granted	62,791	$27.87
Vested	(111,660)	$12.57	$2,556
Cancelled	(29,636)	$12.57
Outstanding at December 31, 2017	62,791	$27.87

There was no RSU activity during the year ended December 31, 2015.

Share-Based Compensation

The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Stock options	$5,135	$3,717	$809
Restricted stock units	3,619	161	—
Total share-based compensation costs	$8,754	$3,878	$809

For the year ended December 31, 2017, management has evaluated all applicable positive and negative evidence and believes that the positive evidence is strong enough to warrant a full release of the valuation allowance associated with the share-based compensation deferred tax asset.  The deferred tax asset associated with share-based compensation was $2.5 million as of December 31, 2017

For the years ended December 31, 2016 and 2015, no income tax benefit was recognized in the Company’s consolidated statements of operations for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

As of December 31, 2017, the Company’s unrecognized share-based compensation expense related to stock options was approximately $13.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

As of December 31, 2017, there was $1.7 million of unamortized compensation related to unvested RSUs which is expected to be recognized over a weighted-average period of 3.9 years.

Note 10 – Income Taxes

Income tax provision (benefits) are summarized as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$(91)	$—	$247
State	(5)	—	—
Total current tax benefit (provision)	(96)	—	247
Deferred:
Federal	$(7,456)	$(4,091)	$(8,939)
State	(369)	(234)	(1,277)
Total deferred tax benefit	(7,825)	(4,325)	(10,216)
Income tax benefit	$(7,921)	$(4,325)	$(9,969)

Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income (loss) before income tax benefit is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal tax rate	35%	35%	35%
State income taxes, net of federal income taxes	2.0	2.0	6.9
State tax credit	—	(45.9)	—
State rate adjustment	—	2.1	—
Permanent tax differences – Merger expenses	—	—	11.4
Permanent tax differences – investment in unconsolidated investee	—	—	9.8
Permanent tax differences – executive compensation	(12.5)	—	—
Permanent tax differences – other	(17.0)	2.4	1.4
Purchase price allocation adjustment – Merger	—	3.7	—
Change in valuation allowance	193.5	(34.8)	(131.1)
FICA credit generated	11.8	(4.7)	—
Impact of Tax Cuts and Jobs Act	(74.6)	—	—
Other, net	(0.4)	4.1	(1.8)
Effective tax rate	137.8%	-36.1%	-68.4%

The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2017	2016
Current:
Accruals and reserves	$4,348	$1,144
Share-based compensation expense	2,532	2,366
Development costs	—	5
Alternative minimum tax credit carryforward	1,483	1,468
General business credit carryforward	1,126	481
State tax credits	5,500	5,500
Net operating loss carryforwards	17,350	28,025
Other	701	1,065
	33,040	40,054
Valuation allowances	(6,983)	(18,109)
	$26,057	$21,945
Deferred tax liabilities:
Prepaid services	(884)	(1,034)
Amortization of intangible assets	(14,304)	(20,024)
Depreciation of fixed assets	(3,082)	(925)
	(18,270)	(21,983)
Net deferred tax assets (liabilities)	$7,787	$(38)

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company's financial results for the year ended December 31, 2017, include the release of a portion of the valuation allowance recorded against the deferred tax assets of the Company. This release resulted in the recognition of a $7.9 million income tax benefit. The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of December 31, 2017, it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets. This conclusion, and the resulting partial release of the deferred tax asset valuation allowance, was based upon consideration of several factors, including the Company's completion of eight consecutive quarters of profitability, its demonstrated ability to meet or exceed budgets, and its forecast of future profitability. Although the Company’s operations in the fourth quarter of 2017 reported a book loss, this loss was primarily attributable to costs associated with the American Acquisition and accordingly is not expected to be recurring.

As of December 31, 2017, the Company had approximately $77.1 million of federal net operating loss carryforwards, which will begin to expire in 2032. These net operating losses have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, in connection with the American Acquisition, the Company issued 4,046,494 shares of its common stock to ACEP Holdings, which resulted in an “ownership change” under Section 382 that will generally limit the amount of net operating losses the Company can utilize annually. Following an “ownership change” under Section 382, the amount of net operating losses the Company can utilize in a given year is limited to an amount equal to the aggregate fair market value of the Company’s common stock immediately prior to the ownership change, multiplied by the long-term exempt interest rate in effect for the month of the ownership change. The Company estimates that the amount of net operating losses that it will be able to utilize following the closing of the American Acquisition is limited to approximately $10.8 million annually.

Additionally, the Company had deferred tax assets of approximately $1.5 million related to Alternative Minimum Tax credits and approximately $1.1 million related to general business credits. The general business credit carryforward expires in 2037. With the enactment of The Tax Cuts and Jobs Act of 2017, Alternative Minimum Tax credits can no longer be carried forward indefinitely. Due to the Section 382 limitations and projected taxable income estimates, it has been determined that the Company will not be able to utilize any of its Alternative Minimum Tax credits. A valuation allowance against the Alternative Minimum Tax credits has been created accordingly.

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

The Tax Cuts and Jobs Act of 2017 reduced the corporate federal income tax rate to 21%, effective January 1, 2018. The Company has completed its accounting for the Tax Cuts and Jobs Act. Consequently, the Company has recorded a decrease related to the net deferred tax assets of $4.3 million, with a corresponding net adjustment to deferred income tax expense for the year ended December 31, 2017.

Note 11 – Employee Retirement and Benefit Plans

Defined contribution employee savings plans

The Company has a qualified defined contribution employee savings plan for employees (other than those who were acquired though the American Acquisition). The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company currently matches employee contributions up to a maximum of 4% of participating employees’ gross wages. Company contributions are vested immediately for this plan.

The Company inherited a qualified defined contribution employee savings plan through the American Acquisition for all non-union employees previously employed by American and its subsidiaries. The plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through contributions to the plan.

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

With respect to the two plans with Company contributions, the Company contributed approximately $0.2 million, $0.3 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Pension plans

The Company inherited various other employee multiemployer benefit and pension plans through the American Acquisition. As of December 31, 2017, approximately 1,700 of the Company’s employees were members of various unions and covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $2.1 million in expenses for these plans for the year ended December 31, 2017. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:

•	Assets contributed to multiemployer plans by one employer may be used to provide benefits to employees of other participating employers;
•	If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of the multiemployer plan may be required to be borne by the remaining participating employers; and
•

If an entity chooses to stop participating in some of its multiemployer plans, the entity may be required to pay those plans an amount based on the underfunded status of those plans, referred to as a “withdrawal liability.”

The Company considers the following multiemployer pension plans to be significant:

				FIR/RP		Expiration Date
		Pension Protection		Status		Of Collective-
		Zone Status (1)		Pending/	Surcharge	Bargaining
Multiemployer Pension Plans	EIN/Plan Number	2016	2015	Implemented	Imposed	Agreement
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2018 and 3/31/2020
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2018

(1)	The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

The Company’s contributions to each multiemployer pension and benefit plans are as follows:

Year End
(In thousands)	December 31, 2017
Multiemployer pension plans
Operating Engineers Local 501 Security Fund	$165
Southern Nevada Culinary and Bartenders Pension Plan	453
Other pension plans	45
Total contributions	$663
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$1,691
All other	2
Total contributions	$1,693

For the 2016 plan year, the latest period for which plan data is available, the Company did not make any contributions to the multiemployer pension and benefit plans it inherited from American, as the American Acquisition was not consummated until October 2017.

Note 12 – Financial Instruments and Fair Value Measurements

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, an Interest Rate Cap derivative and debt.

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short duration of these financial instruments. The carrying value of the Company’s debt approximates fair value because the terms were recently negotiated and based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

As of December 31, 2017, the Company had one Interest Rate Cap outstanding, with a notional amount totaling $650 million and a purchase price of $3.1 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of its Interest Rate Cap derivative to estimate fair value quarterly. The fair value of the Company's asset under its Interest Rate Cap is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. Fair value of the Company’s Interest Rate Cap at December 31, 2017 was $3.3 million. The change in fair value was recorded on the consolidated statement of operations.

Business Combinations and Long-lived Assets

In connection with business combinations, the Company recognizes assets acquired and liabilities assumed at estimated fair value and adjusts liabilities for contingent consideration to estimates of fair value quarterly. For the American Acquisition, these amounts remain preliminary as of December 31, 2017. For the Initial Montana Acquisition and Second Montana Acquisition, these amounts were finalized during the first and second quarter of 2017, respectively. All value metrics and estimates utilize Level 3 inputs.

Fair value estimates for land, land improvements, building and leasehold improvements, and other property and equipment are calculated with primary reliance on the cost approach, with secondary consideration being placed on the market/sales comparison approach. Significant inputs include consideration of highest and best use, replacement costs, sales comparisons (recent transactions of comparable properties), and market approaches (and the properties’ ability to generate future benefits).

Fair value estimates of intangible assets are based on a variety of methods. Some examples are as follows:

Trade names – Primary reliance for estimating fair value of trade names is typically placed on a relief-from-royalty method and includes an estimate for a reasonable royalty rate (0.25% to 1.0% in the American Acquisition) that give consideration to third-party license agreements to determine an implied royalty rate. Estimated after-tax cash flows are discounted to present value utilizing a range of discount rates from 11.0%

to 14.5% depending on the trade name, which reflects the risk of the cash flows related to the asset and the risk and uncertainty of the cash flows for the trade name relative to the overall business. The trade names associated with the American Acquisition and the Merger were given an indefinite life. The trade names associated with the Montana Acquisitions were given a four year useful life.

Player and customer relationships – The estimated fair value of player and customer relationships acquired typically relies on an excess earnings method under the income approach and/or a cost-to-replace approach. After-tax cash flow discount rates have varied from 11.0% to 14.0%. The player relationships associated with the American Acquisition were given a useful life of three years. The player relationships associated with the Merger were given a useful life of eight years for the taverns and 12 to 14 years for the Pahrump casinos. The customer relationships associated with the Montana Acquisitions were given a useful life of 15 years, and the distributed gaming customer relationships associated with the Merger were given a useful life of 13 to 16 years.

Gaming and liquor licenses – Estimated fair value for gaming and liquor licenses is generally determined based on the cost approach. In performing the cost approach, management uses estimates for explicit and implicit costs to obtain the licenses. The economic life of the Company’s Nevada gaming licenses, Montana gaming license and various liquor licenses are anticipated to be indefinite, as they are easily maintained. The Company’s Maryland gaming license associated with Rocky Gap is subject to amortization as it has a finite life of 15 years.

Leasehold interest and in-place lease value – The leasehold interest acquired as part of the American Acquisition comprises third party rights to lease retail space within the casinos. The leasehold interest acquired as part of the American Acquisition was given a useful life 3 to 80 years and the in-place lease value was given a useful life of 3 to 4 years.

Non-compete agreements – The estimated fair value of non-compete agreements is generally based on the lost profits method under the income approach. It uses the difference between estimated future cash flows “With” and “Without” the non-compete agreements and probability factors associated with the assumptions. The non-compete agreements associated with the Montana Acquisitions and the Merger were given a useful life of five years and two years, respectively.

Note 13 – Leases

American Leases

The Company acquired various operating and capital leases through the American Acquisition in October 2017. See Note 3, Merger and Acquisitions, for a description of the American Acquisition.

For the year ended December 31, 2017, the Company recorded rental revenue of $1.3 million.

The future minimum lease payments to be received by the Company under non-cancelable operating leases are as follows:

(In thousands)
For the year ending December 31,
2018	$4,137
2019	2,953
2020	1,764
2021	911
2022	102
Thereafter	—
Total	$9,867

The above minimum rental income does not include contingent rental income or common area maintenance cost reimbursement contained within certain retail operating leases.

Rocky Gap Lease

The Company entered into an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years.

Under the lease, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the lease) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the lease was $0.3 million (net of surcharge revenue of $0.1 million) during each of the years ended December 31, 2017, 2016 and 2015.

Gold Town Casino Leases

The Company’s Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate, in Pahrump, Nevada. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which the Company’s main casino building is located, which the Company leases from a competitor). Rent expense associated with these leases was $0.5 million during December 31, 2017 and $0.6 million during each of the years ended December 31, 2016 and 2015. The Company subleases approximately two of the acres to an unrelated third party. Rental income during each of the years ended December 31, 2017, 2016 and 2015 was less than $0.1 million related to the sublease of the two acres in Pahrump, Nevada.

Other Operating Leases

The Company leases its branded tavern locations, office headquarters building, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents. The original terms of the current leases for the Company’s branded tavern locations range from one to 15 years with various renewal options from one to 15 years. The Company has operating leases with related parties for certain of its tavern locations and its office headquarters building. The lease for the Company’s office headquarters building expires in July 2025. A portion of the office headquarters building is sublet to a related party. Rental income during each of the years ended December 31, 2017 and 2016 was less than $0.1 million for the sublet portion of the office headquarters building. See Note 15, Related Party Transactions, for more detail. Slot placement contracts in the form of space lease agreements are also accounted for as operating leases. Under space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its slots at business locations, which are recorded in gaming expenses.

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Space lease agreements	$37,061	$40,848	$16,032
Related party leases	2,035	2,429	1,108
Other operating leases	13,447	11,784	4,619
Total rent expense	$52,543	$55,061	$21,759

Future minimum lease payments, not subject to contingent rents, are as follows:

	For the year ending December 31,
(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Space lease agreements	$28,038	$27,006	$7,373	$3,652	$1,737	$703	$68,509
Related party leases	1,559	1,535	1,535	1,535	1,536	6,097	13,797
Other operating leases	12,221	11,513	11,360	10,572	9,428	82,428	137,522
Total minimum operating lease payments	$41,818	$40,054	$20,268	$15,759	$12,701	$89,228	$219,828

Capital Leases

The current and long-term obligations under capital leases are included in “Current portion of long-term debt” and “Long-term debt, net,” respectively. The majority of the capital leases related to vehicles with minimum lease payment terms of four years or less.

Future minimum capital lease payments are as follows:

	For the year ending December 31,
(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Furniture and equipment	$1,087	$1,140	$1,028	$439	$85	$6,306	$10,085
Building	150	150	150	150	163	1,588	2,351
Less: Amounts representing interest	(319)	(254)	(188)	(145)	(128)	(5,563)	(6,597)
Total obligations under capital leases	$918	$1,036	$990	$444	$120	$2,331	$5,839

Note 14 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space lease agreements described above in Note 13, Leases, the Company also enters into slot placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. During the years ended December 31, 2017, 2016 and 2015, the aggregate contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $143.3 million, $128.1 million and $41.7 million, respectively, including $1.0 million, $2.1 million and $0.7 million, respectively, under revenue share and participation agreements with related parties, as described in Note 15, Related Party Transactions.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the years ended December 31, 2017 and 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were $1.4 million and $0.9 million, respectively. No amounts were recognized by the Company under such agreements during 2015.

Employment Agreements

The Company has entered into at-will employment agreements with each of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $6.1 million for Mr. Sartini, $1.9 million for Stephen A. Arcana, $1.9 million for Charles H. Protell, $1.6 million for Sean T. Higgins, and amounts ranging from $0.4 million to $0.7 million for the Company’s other executive officers (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2017 are the amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options and RSUs).

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which the Company has recorded $1.5 million for claims as of the date of this filing. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters should not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against the Company in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuits allege that the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. In the second half of 2017, the Company agreed to settle the first of these two cases, subject to court approval. The second case is in the discovery phase.

In February 2018, a prior guest of the Stratosphere filed a purported class action complaint against the Company in the United States District Court, District of Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleges that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposes a national moratorium on the taxation of Internet access by states and their political subdivisions, and seeks, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs.  The Company not yet been served with the complaint. In the event a complaint is served on the Company, it anticipates being accorded a stay to respond in connection with an agreement that other hotel casino operators have entered into with regard to case consolidation while the federal court reviews subject matter jurisdiction. This case is at an early stage in the proceedings, and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, the Company believes that these proceedings should not have a material adverse effect on its financial position, results of operations or cash flows.

Note 15 – Related Party Transactions

As of December 31, 2017, the Company leased its office headquarters building and one tavern location from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana, and leased one tavern location from a company controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. In addition, two tavern locations that the Company had previously leased from related parties were sold in 2017 to unrelated third parties. The lease for the Company’s office headquarters building expires on July 31, 2025. The rent expense for the office headquarters building during the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $1.1 million, and $0.5 million respectively. Under the office headquarters lease, there was no amount and less than $0.1 million owed to the Company as of December 31, 2017 and 2016, respectively, and no amount was due and payable by the Company as of December 31, 2017 and 2016. The leases for the tavern locations have remaining terms of up to 10 years. The rent for the tavern locations (including sold tavern locations for the periods in which the leases were with related parties) was $0.9 million, $1.3 million, and $0.6 million during the years ended December 31 2017, 2016, and 2015, respectively. Under the tavern leases, there was no amount and less than $0.1 million owed to the Company as of December 31, 2017 and 2016, respectively, and no amount was due and payable by the Company as of December 31, 2017 and 2016. Additionally, a portion of the office headquarters building is sublet to a company owned or controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2017, 2016, and 2015 for the sublet portion of the office headquarters building was less than $0.1 million. Under this sublease, there was no amount and less than $0.1 million owed to the Company as of December 31, 2017 and 2016, respectively. Mr. Sartini serves as the Chairman of the Board,

President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. All of these related party lease agreements were in place prior to the consummation of the Merger.

From time to time, the Company’s executive officers and employees use for Company business a private aircraft owned by Sartini Enterprises, Inc., a company controlled by Mr. Sartini. In April 2016, the Audit Committee of the Board of Directors approved the Company’s entering into an aircraft timesharing agreement between the Company and Sartini Enterprises, Inc. pursuant to which the Company will reimburse Sartini Enterprises, Inc. for direct costs and expenses incurred for travel on the private aircraft by Company employees while on Company business. Sartini Enterprises, Inc. sold the aircraft subject to this agreement in December 2017. In June 2017, the Audit Committee approved the Company’s entering into a second aircraft timesharing agreement between the Company and Sartini Enterprises, Inc. on similar terms for a private aircraft leased by Sartini Enterprises Inc. The aircraft timesharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. During the years ended December 31, 2017 and 2016, the Company paid approximately $0.2 million, and $0.1 million, respectively, and as of December 31, 2017 the Company owed less than $0.1 million, under the aircraft timesharing agreements.

Three of the distributed gaming locations at which the Company’s slots are located are owned in part by the spouse of Matthew W. Flandermeyer, the Company’s former Executive Vice President and Chief Financial Officer. On November 11, 2016, Matthew Flandermeyer resigned, effective as of November 28, 2016, from his position with the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s slots at these three locations were $1.4 million and $1.2 million, respectively, during the year ended December 31, 2016, in each case excluding net revenues and gaming expenses incurred during the period after the termination of Mr. Flandermeyer’s employment with the Company (as during such period the agreement was not with a related party). The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the slots. All of the agreements were in place prior to the consummation of the Merger.

One of the distributed gaming locations at which the Company’s slots are located is owned in part by Sean T. Higgins, who serves as Executive Vice President and Chief Legal Officer of the Company. This agreement was in place prior to Mr. Higgins joining the Company on March 28, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s slots at this location were $1.1 million and $1.0 million, respectively, during the year ended December 31, 2017, and were $0.9 million and $0.8 million, respectively, during the year ended December 31, 2016, in each case excluding net revenues and gaming expenses incurred during the period prior to the commencement of Mr. Higgins employment with the Company (as during such period the agreement was not with a related party). No amounts were owed to or due and payable by the Company related to this agreement as of December 31, 2017.

Additionally, one distributed gaming location at which the Company’s slots are located was owned in part by Terrence L. Wright, who serves on the Board of Directors of the Company, who divested his interest in such distributed gaming location in March 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s slots at this location during the period in which the agreement was with a related party were $0.1 million during the year ended December 31, 2016. This agreement was in place prior to the consummation of the Merger.

In connection with the Merger, Lyle A. Berman, who serves on the Board of the Directors of the Company, entered into a three-year consulting agreement with the Company that pays his wholly-owned consulting firm $200,000 annually, plus reimbursements for certain health insurance, administrative assistant and office costs. Expenses recorded by the Company for the agreement with Mr. Berman were $0.2 million for each of the years ended December 31, 2017 and 2016. No amounts were due and payable by the Company related to this agreement at December 31, 2017.

Additionally, in connection with the Merger, Timothy J. Cope, who serves on the Board of Directors of the Company, entered into a short-term consulting agreement for the period from July 31, 2015 to April 1, 2016 under which Mr. Cope was paid a total of $140,000, plus reimbursement of certain health insurance costs. Expenses recorded by the Company for the agreement with Mr. Cope were $0.1 million for the year ended December 31, 2016.

Note 16 – Segment Information

The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. During the third quarter of 2015, the Company redefined its reportable segments to reflect the change in its business following the Merger. Prior to the Merger, the Company conducted its business through the following two segments: Rocky Gap and Other. Information for the period prior to the Merger has been recast to reflect the new segment structure and present comparative year-over-year results.

The Company’s Casinos segment involves the ownership and operation of eight resort casino properties in Nevada and Maryland. The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns and liquor stores) in Nevada and Montana, and the operation of wholly-owned branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. The Corporate and Other segment includes the Company’s cash and cash equivalents, miscellaneous receivables and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical. Amounts in the Eliminations column represent the intercompany management fee for Rocky Gap.

The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment's earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expense, acquisition and merger expenses, share-based compensation expenses, executive severance and sign-on bonuses, gain on revaluation of contingent consideration, class action litigation expenses, gain/loss on disposal of property and equipment or investments, and impairments and other losses, calculated before corporate overhead (which is not allocated to each segment).

The following table sets forth, for the periods indicated, certain operating data for our segments, and reconciles Adjusted EBITDA to net income (loss) for each segment, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31, 2017
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Net revenues	$179,175	$330,050	$583	$509,808

Adjusted EBITDA	50,979	48,890	(26,954)	72,915
Acquisition expenses	—	—	(5,041)	(5,041)
Share-based compensation	—	—	(8,754)	(8,754)
Gain on revaluation of contingent consideration	—	1,719	—	1,719
Preopening expenses	—	(1,234)	(398)	(1,632)
Class action litigation expenses	—	—	(1,617)	(1,617)
Executive severance and sign-on bonuses	(636)	—	(506)	(1,142)
Other operating, net	(377)	(174)	267	(284)
Depreciation and amortization	(19,544)	(19,601)	(1,641)	(40,786)
Income (loss) from operations	30,422	29,600	(44,644)	15,378
Non-operating income (expense)
Interest expense, net	16	(390)	(19,224)	(19,598)
Loss on extinguishment of debt	—	—	(1,708)	(1,708)
Gain on change in fair value of derivative	—	—	178	178
Total non-operating income (expense), net	16	(390)	(20,754)	(21,128)
Income (loss) before income tax benefit	30,438	29,210	(65,398)	(5,750)
Income tax benefit	—	—	7,921	7,921
Net income (loss)	$30,438	$29,210	$(57,477)	$2,171

	Year Ended December 31, 2016
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Net revenues	$97,132	$305,792	$280	$403,204

Adjusted EBITDA	23,571	43,555	(18,531)	48,595
Merger expenses	—	—	(614)	(614)
Share-based compensation	—	—	(3,878)	(3,878)
Loss (gain) on disposal of property and equipment	(94)	40	—	(54)
Preopening expenses	—	(2,179)	(292)	(2,471)
Executive severance and sign-on bonuses	—	—	(1,037)	(1,037)
Depreciation and amortization	(7,351)	(18,889)	(1,266)	(27,506)
Income (loss) from operations	16,126	22,527	(25,618)	13,035
Non-operating income (expense)
Interest expense, net	(9)	(144)	(6,301)	(6,454)
Gain on sale of land held for sale	—	—	4,525	4,525
Other, net	—	—	869	869
Total non-operating expense, net	(9)	(144)	(907)	(1,060)
Income (loss) before income tax benefit (provision)	16,117	22,383	(26,525)	11,975
Income tax benefit (provision)	—	(60)	4,385	4,325
Net income (loss)	$16,117	$22,323	$(22,140)	$16,300

	Year Ended December 31, 2015
(In thousands)	Casinos	Distributed Gaming (1)	Corporate and Other	Eliminations	Consolidated
Net revenues	$73,245	$103,610	$1,985	$(1,798)	$177,042
					-
Adjusted EBITDA	14,390	14,254	(10,370)	—	18,274
Merger expenses	—	—	(11,525)	—	(11,525)
Disposition of notes receivable	—	—	23,590	—	23,590
Share-based compensation	—	—	(809)	—	(809)
Loss on disposal of property and equipment	(8)	—	(8)	—	(16)
Gain on sale of investment	—	—	750	—	750
Impairments and other losses	—	—	(682)	—	(682)
Preopening expenses	—	(380)	(41)	—	(421)
Depreciation and amortization	(4,928)	(5,315)	(555)	—	(10,798)
Income from operations	9,454	8,559	350	—	18,363
Non-operating income (expense)
Interest expense, net	(626)	(68)	(2,034)	—	(2,728)
Loss on extinguishment of debt	(1,174)	—	—	—	(1,174)
Other, net	(1,798)	1	1,887	—	90
Total non-operating expense, net	(3,598)	(67)	(147)	—	(3,812)
Income before income tax benefit	5,856	8,492	203	—	14,551
Income tax benefit	—	—	9,969	—	9,969
Net income	$5,856	$8,492	$10,172	$—	$24,520

Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at December 31, 2017	$1,039,025	$298,453	$27,697	$1,365,175

Balance at December 31, 2016	$108,418	$294,822	$15,838	$419,078

Capital Expenditures

The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
For the year ended December 31, 2017	$9,665	$18,011	$1,787	$29,463

For the year ended December 31, 2016	$10,267	$17,730	$2,637	$30,634

For the year ended December 31, 2015	$2,594	$4,595	$757	$7,946

(1)

Capital expenditures in the Distributed Gaming segment exclude non-cash purchases of property and equipment of approximately $2.6 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.

Note 17 – Selected Quarterly Financial Information (Unaudited):

The following tables present selected quarterly financial information:

	Year ended December 31, 2017
	First	Second	Third	Fourth (1)
(In thousands, except per share amounts)
Net revenues	$106,646	$110,493	$108,322	$184,347
Income from operations	5,318	2,578	2,389	5,093
Net income (loss)	5,342	1,713	8,555	(13,439)
Basic income (loss) per share	$0.24	$0.08	$0.38	$(0.53)
Diluted income (loss) per share (4)	$0.23	$0.07	$0.36	$(0.53)

	Year ended December 31, 2016
	First (2)	Second (3)	Third	Fourth
(In thousands, except per share amounts)
Net revenues	$91,034	$102,558	$104,226	$105,386
Income from operations	3,737	5,051	2,752	1,495
Net income	2,239	2,800	1,302	9,959
Basic income per share	$0.10	$0.13	$0.06	$0.45
Diluted income per share	$0.10	$0.12	$0.06	$0.44

(1)	Results included the operating results of American from and after October 20, 2017, following the completion of the American Acquisition.

(2)	Results included the operating results of the Initial Montana Acquisition from and after January 30, 2016, following the completion of the acquisition.
(3)	Results included the operating results of the Second Montana Acquisition from and after April 23, 2016, following the completion of the acquisition.
(4)

For the fourth quarter of 2017, the Company generated a net loss. Accordingly, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding and diluted loss per share for this period. The amount of potential common share equivalents was 2,373 for the fourth quarter of 2017.

Because net income (loss) per share amounts are calculated using the weighted-average number of common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters in the tables above may not equal the total net income (loss) per share amounts for the year.

Note 18 – Subsequent Events

The Company's management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2017.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

On October 20, 2017, the American Acquisition was completed. As discussed below, we have excluded American from our evaluation of the effectiveness of internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of an acquired business’ internal control over financial reporting may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include American.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

On October 20, 2017, the American Acquisition was completed. Management has begun the evaluation of the internal control structures of American. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded American from our annual assessment of internal control over financial reporting as of December 31, 2017. We have reported the operating results of American in our consolidated statements of operations and cash flows from the acquisition date through December 31, 2017. As of December 31, 2017, total assets related to American represented approximately 68.1% of our total assets, which consisted primarily of intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remained open as of December 31, 2017. Net revenues from American comprised approximately 15% of our consolidated net revenues for the year ended December 31, 2017. We will include American in our evaluation of internal control over financial reporting as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2017, likewise excluding the internal control over financial reporting of American, has been audited by Piercy Bowler Taylor & Kern, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

c.	Management’s Remediation of Previous Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent Quarterly Reports on Form 10-Q, we reported the following material weakness in our internal control over financial reporting:

•

Untimely Preparation and Review of Account Reconciliations. Account reconciliations were not consistently prepared on a timely basis and subjected to proper review and written approval by a person not involved in their preparation.

We took the following actions to remediate this material weakness:

•	In November 2016 and January 2017, we hired a new principal financial officer (Charles H. Protell) and principal accounting officer (Gary A. Vecchiarelli), respectively;
•	During the second quarter of 2017, management presented to the Audit Committee an action plan for remediating the identified material weakness and strengthening internal controls overall;
•

During 2017, in accordance with this action plan, we hired additional personnel with the requisite expertise in the key functional areas of finance and accounting to supervise the preparation of account reconciliations and to perform proper reviews of such reconciliations;

•	Also in accordance with this action plan, we established or enhanced numerous processes and policies during 2017 relating to various accounting, financial reporting and internal audit tasks;
•	We also implemented new reconciliation management software to track the status and progress of account reconciliations each period and quantify unreconciled or unidentified variances; and
•

In addition, we provided, and will continue to provide, additional training to new and existing accounting and financial reporting personnel regarding our procedures and systems concerning the preparation and review of account reconciliations.

For the quarter ended December 31, 2017, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above had been remediated as of December 31, 2017.

d.	Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, on October 20, 2017, the American Acquisition was completed. Management excluded American from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our integration of American may lead us to modify certain internal controls in future periods.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2018 annual meeting of shareholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

The maximum number of shares of our common stock for which grants may be made under the 2015 Plan is 2,250,000 shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1,800,000 shares, 4% of the total shares of our common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board in its sole discretion. The annual increases on January 1, 2018 and 2017 were 889,259 shares and 874,709 shares, respectively. The following annual limitations also apply: (i) the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2,000,000 shares; and (ii) the maximum aggregate amount of cash that may be paid to any one participant during any calendar year with respect to awards initially payable in cash is $10 million.

At our June 6, 2007 annual shareholders meeting, our shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 250,000 shares of our common stock. In August of 2009, our shareholders approved an amendment to the 2007 Plan to increase the number of shares of the Company’s common stock authorized for awards from 250,000 to 1,250,000. The 2007 Plan is designed to integrate compensation of our executives and employees, including our officers and directors, with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel.

The following table provides certain information as of December 31, 2017 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
2015 Plan(1)	3,730,254	$11.24	109,263
2007 Plan	645,675	7.73	—
Total	4,375,929	$10.73	109,263

(1)

As of December 31, 2017, we had 62,791 restricted stock units outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015	99

(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust.	8-K	000-24993	2.1	1/26/2015

2.1.1	First Amendment dated June 4, 2015, to the Agreement and Plan of Merger, dated January 25, 2015, among Lakes Entertainment, Inc. Sartini Gaming, Inc., LG Acquisition Corporation and The Blake L. Sartini and Delise F. Sartini Family Trust.	8-K	000-24993	2.1	6/4/2015

2.2	Membership Interest Purchase Agreement, dated as of June 10, 2017, by and among Golden Entertainment, Inc., W2007/ACEP Managers Voteco, LLC, and W2007/ACEP Holdings, LLC.	8-K	000-24993	2.1	6/12/2017

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Fifth Amended and Restated Bylaws of Golden Entertainment, Inc.	8-K	000-24993	3.2	8/4/2015

10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.2	Second Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc., (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, Credit Suisse AG (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.4	10/23/2017

10.3	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.4	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.5	Registration Rights Agreement, dated as of October 20, 2017, by and between Golden Entertainment, Inc. and W2007/ACEP Holdings, LLC.	8-K	000-24993	10.1	10/23/2017

10.6	Shareholders’ Agreement, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman and certain other shareholders of Lakes Entertainment, Inc.	8-K	000-24993	10.2	1/26/2015

10.7	Stockholders Agreement, dated as of October 20, 2017, by and between Golden Entertainment, Inc. and W2007/ACEP Holdings, LLC.	8-K	000-24993	10.2	10/23/2017

10.8	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.9	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Lyle A. Berman	8-K	000-24993	10.3	8/4/2015

10.10#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.10.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.11#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

10.11.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.12.1	3/14/2016

10.11.2#	Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.11.2	3/16/2017

10.12#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.12.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.13#	Employment Agreement, dated as of November 14, 2016, by and between Golden Entertainment, Inc. and Gary Vecchiarelli	8-K	000-24993	10.3	11/17/2016

10.14#	Employment Agreement, dated as of October 11, 2016, by and between Golden Entertainment, Inc. and Sean Higgins	10-K	000-24993	10.14	3/16/2017

10.15#	Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-K	000-24993	10.15	3/16/2017

10.16#	Employment Agreement, dated as of October 26, 2017, by and between Golden Entertainment, Inc. and Edward W. Martin III					X

10.17#	Separation and General Release Agreement, dated as of November 11, 2016, by and between Golden Entertainment, Inc. and Matthew Flandermeyer	8-K	000-24993	10.1	11/17/2016

10.18#	Amended and Restated Independent Contractor Consulting Agreement, dated as of October 28, 2015, among Golden Entertainment, Inc., Berman Consulting Corporation and Lyle A. Berman	10-Q	000-24993	10.10.1	11/6/2015

10.19#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.19.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.19.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.19.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.20#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.20.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.20.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.21#	Golden Entertainment, Inc. Amended and Restated Non-Employee Director Compensation Plan	10-K	000-24993	10.21	3/16/2017

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of Golden Entertainment, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Calculation Definition Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
Registrant

By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and
Chief Executive Officer

Dated as of March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2018.

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
Terrence L. Wright

GOLDEN ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2017	$18,109	$—	$(11,126)	$6,983
Year Ended December 28, 2016	25,593	—	(7,484)	18,109
Year Ended December 29, 2015	44,700	—	(19,107)	25,593