Form 10-Q
period 2018-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2018-05-10
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the registrant had 27,387,626 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$133,694	$90,579
Accounts receivable, net	14,046	14,692
Prepaid expenses	16,848	19,397
Inventories	5,363	5,594
Other	2,032	2,817
Total current assets	171,983	133,079
Property and equipment, net	883,978	895,241
Goodwill	158,134	158,134
Intangible assets, net	153,302	157,692
Deferred income taxes	7,414	7,787
Other assets	16,127	13,242
Total assets	$1,390,938	$1,365,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$9,235	$9,759
Accounts payable	16,380	19,470
Accrued taxes, other than income taxes	7,471	6,664
Accrued payroll and related	19,454	22,570
Accrued liabilities	21,635	20,373
Total current liabilities	74,175	78,836
Long-term debt, net	962,305	963,200
Other long-term obligations	3,163	3,226
Total liabilities	1,039,643	1,045,262
Commitments and contingencies (Note 11)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 27,388 and 26,413 common shares issued and outstanding, respectively	274	264
Additional paid-in capital	426,952	399,510
Accumulated deficit	(75,931)	(79,861)
Total shareholders' equity	351,295	319,913
Total liabilities and shareholders' equity	$1,390,938	$1,365,175

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Gaming	$133,863	$86,179
Food and beverage	42,603	14,872
Rooms	26,065	1,488
Other	12,258	3,344
Total revenues	214,789	105,883
Expenses
Gaming	77,688	58,996
Food and beverage	33,592	13,013
Rooms	11,565	473
Other operating	3,996	3,277
Selling, general and administrative	44,393	17,982
Depreciation and amortization	25,237	6,552
Acquisition expenses	1,112	—
Preopening expenses	448	272
Loss on disposal of property and equipment	77	—
Total expenses	198,108	100,565
Operating income	16,681	5,318
Non-operating income (expense)
Interest expense, net	(14,743)	(1,683)
Change in fair value of derivative	3,211	—
Total non-operating expense, net	(11,532)	(1,683)
Income before income tax benefit (provision)	5,149	3,635
Income tax benefit (provision)	(1,219)	1,707
Net income	3,930	5,342

Weighted-average common shares outstanding
Basic	27,149	22,238
Dilutive impact of stock options and restricted stock units	2,379	529
Diluted	29,528	22,767
Net income per share
Basic	$0.14	$0.24
Diluted	$0.13	$0.23

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$3,930	$5,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,237	6,552
Amortization of debt issuance costs and discounts on debt	1,267	191
Share-based compensation	1,844	1,427
Loss on disposal of property and equipment	77	—
Change in fair value of derivative	(3,211)	—
Deferred income taxes	373	(1,716)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	646	758
Income taxes	846	2,146
Prepaid expenses	2,542	181
Inventories and other current assets	797	(720)
Other assets	326	(1,003)
Accounts payable and other accrued expenses	(5,359)	(2,410)
Accrued taxes, other than income taxes	807	(280)
Other liabilities	(63)	233
Net cash provided by operating activities	30,059	10,701
Cash flows from investing activities
Purchase of property and equipment	(10,242)	(5,680)
Other investing activities	28	(75)
Net cash used in investing activities	(10,214)	(5,755)
Cash flows from financing activities
Repayments of term loans	(2,000)	(3,000)
Repayments of revolving credit facility	—	(3,000)
Repayments of notes payable	(108)	(696)
Principal payments under capital leases	(229)	(136)
Proceeds from issuance of common stock	25,969	158
Stock issuance costs	(362)	—
Net cash provided by (used in) financing activities	23,270	(6,674)
Cash and cash equivalents
Net increase (decrease) for the period	43,115	(6,674)
Balance, beginning of period	90,579	46,898
Balance, end of period	$133,694	$40,224
Supplemental cash flow disclosures
Cash paid for interest	$14,615	$1,483
Non-cash investing and financing activities
Payables incurred for capital expenditures	$1,652	$—
Assets acquired under capital lease obligations	62	1,978

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Overview

Golden Entertainment, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on resort casino operations and distributed gaming (including tavern gaming in the Company’s wholly-owned taverns). The Company’s common stock is traded on the Nasdaq Global Market, and the Company’s ticker symbol is “GDEN.”

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

On October 20, 2017, the Company completed the acquisition of all of the outstanding equity interests of American (the “American Acquisition”). The results of operations of American and its subsidiaries have been included in the Company’s results subsequent to that date. See Note 3, Acquisition, for information regarding the American Acquisition.

In January 2018, the Company completed an underwritten public offering pursuant to its universal shelf registration statement, in which certain of the Company’s shareholders resold an aggregate of 6.5 million shares of the Company’s common stock, and the Company sold 975,000 newly issued shares of its common stock pursuant to the exercise in full of the underwriters’ over-allotment option to purchase additional shares. The Company’s net proceeds from the offering were approximately $25.6 million after deducting underwriting discounts and offering expenses.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, please refer to the audited consolidated financial statements of the Company for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain minor reclassifications have been made to the prior year period amounts to conform to the current presentation.

New Accounting Pronouncements

In May 2014 (amended January 2017), the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition model, Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers which created a new Topic 606 (“ASC 606”). The guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance was eliminated, including revenue recognition guidance specific to the gaming industry. The Company adopted the standard as of January 1, 2018, following the full retrospective approach. The accompanying financial statements and related disclosures reflect the effects of the new revenue standard. The most significant impacts of the adoption are summarized in Note 2, Revenue Recognition.

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The

Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures and while the income statement is not expected to be materially impacted, the Company expects the balance sheet to be materially impacted as more leases will be capitalized.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which reduced the diversity on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard became effective for the Company as of January 1, 2018, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard became effective for the Company as of January 1, 2018, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The standard became effective for the Company as of January 1, 2018, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company’s financial statements.

Note 2 – Revenue Recognition

Revenue Recognition

Revenue from contracts with customers primarily consists of casino wagers, room sales, food and beverage transactions, rental income from the Company’s retail tenants and entertainment sales. These contracts can be written, oral or implied by customary business practices.

Casino gaming revenues are the aggregate of gaming wins and losses. The commissions rebated to premium players for cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to casino gaming revenues. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under the Company’s loyalty programs.

The Company generally enters into three types of slot and amusement device placement contracts as part of its distributed gaming business: space agreements, revenue share and participation agreements. Under space agreements, the Company pays a fixed monthly rental fee for the right to install, maintain and operate the Company’s slots at a business location. Under these agreements, the Company recognizes all gaming revenue and records fixed monthly rental fees as gaming expenses in the consolidated statement of operations. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location. With regard to both space and revenue share agreements, the Company holds the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. In Montana, the Company’s slot and amusement device placement contracts are all revenue share agreements. In its distributed gaming business, the Company considers its customer to be the gaming player since the Company controls all aspects of the slot machines. Due to the maintaining of control of the services directly before they are transferred to the customer, the Company is considered to be the principal in these transactions and therefore records revenue on a gross basis.

For wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, the Company allocates the stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company's control and discretion, that are supplied by third parties, are recorded as an operating expense.

For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty programs, Golden Rewards®, ace|PLAY®, Gold Mine RewardsTM and Rocky Gap Rewards ClubTM, the Company allocates the estimated stand-alone selling price of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs under ASC 606. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue.

After allocation to the other revenue types for products and services provided to patrons as part of a wagering contract, the residual amount is recorded to casino gaming revenue as soon as the wager is settled. As all wagers have similar characteristics, the Company accounts for its gaming contracts collectively on a portfolio basis versus an individual basis.

Revenue from leases is primarily recorded to other revenues and is generated from base rents through long-term leases with retail tenants. Base rent, adjusted for contractual escalations, is recognized on a straight-lined basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized by the Company until the threshold is met.

Food, beverage and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from customers and remitted to governmental authorities are presented on a net basis.

Contract and Contract Related Liabilities

The Company provides numerous products and services to its customers. There is often a timing difference between the cash payment by the customers and recognition of revenue for each of the associated performance obligations. The Company has the following main types of gaming liabilities associated with contracts with gaming customers: (1) outstanding chip liability, and (2) loyalty program liabilities.

The outstanding chip liability represents the collective amounts owed to patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liabilities represent a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. As of March 31, 2018 and December 31, 2017, the amount of gaming liabilities was $12.6 million and $12.2 million, respectively.

Customer deposits and other deferred revenue represent cash deposits made by customers for future non-gaming services to be provided by the Company. With the exception of tenant deposits, which are tied to the terms of the lease and typically extend beyond a year, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.

Significant Impacts of Adoption of ASC 606

The adoption of ASC 606 principally affected the presentation of promotional allowances and how the Company measured the liability associated with its loyalty programs. The promotional allowances line item was eliminated from the consolidated statement of operations with amounts being deducted from the respective revenue line items, and the cost of providing such complimentaries is no longer included in gaming expense. Additionally, the valuation of points associated with the Company’s loyalty programs was changed from cost to fair value, with the Company recording an increase to the loyalty point liability.

Furthermore, as a result of the adoption of the new standard, certain adjustments and other reclassifications to and between revenue categories and to and between expense categories were required; however, the amounts associated with such adjustments did not have a significant impact on the Company’s previously reported operating income or net income.

The Company elected to adopt the full retrospective method to apply the new guidance to each prior reporting period presented as if it had been in effect since January 1, 2015, with a pre-tax cumulative effect of the adoption recognized as a decrease in retained earnings of $1.1 million on January 1, 2017, related to its loyalty program point liability.

Adoption of the new standard did not have a significant impact on the Company’s previously reported net revenues, expenses, operating income, and net income. The impact of adoption of the new standard to previously reported selected financial statement information was as follows:

	Three Months Ended March 31, 2017
(In thousands)	As Reported	Adjustments	As Adjusted
Gross revenues	$112,135	$(6,252)	$105,883
Promotional allowances	(5,489)	5,489	—
Net revenues	106,646	(763)	105,883
Operating income	5,318	—	5,318
Net income	5,342	—	5,342

Note 3 – Acquisition

Overview

On October 20, 2017, the Company completed the acquisition of all of the outstanding equity interests of American for aggregate consideration of $787.6 million in cash (after giving effect to post-closing adjustments) and the issuance by the Company of approximately 4.0 million shares of its common stock to W2007/ACEP Holdings, LLC (“ACEP Holdings”), a former American equity holder. The fair value of the Company’s common stock issued to ACEP Holdings was $101.5 million, based on the closing price of the Company’s common stock on October 20, 2017 of $25.08 per share.

Acquisition Method of Accounting

The American Acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Under ASC 805, the purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as determined by the Company based on its judgment with assistance from preliminary third party appraisals. The excess of the purchase price over the fair values of the assets acquired and the liabilities assumed has been recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill and will allocate goodwill to each of the business segments at the conclusion of the measurement period. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not yet completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair values of the assets acquired and liabilities assumed, along with the related allocations of goodwill and intangible assets. The final fair value determinations are expected to be completed no later than the fourth quarter of 2018. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at March 31, 2018 and December 31, 2017.

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and does not purport to represent what the results of operations, financial condition or other financial information of the Company would have been if the American Acquisition had occurred on January 1, 2016, or what such results or financial condition will be for any future periods. The unaudited pro forma combined financial information is based on preliminary estimates and assumptions and on the information available at the time of the preparation thereof. These preliminary estimates and assumptions may change, be revised or prove to be materially different, and the estimates and assumptions may not be representative of facts existing at the time of the American Acquisition. The unaudited pro forma combined financial information does not reflect non-recurring charges that will be incurred in connection with the American Acquisition, nor any cost savings and synergies expected to result from the American Acquisition (and associated costs to achieve such savings or synergies), nor any costs associated with severance, restructuring or integration activities resulting from the American Acquisition.

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of American for the three months ended March 31 2017, adjusted to give effect to the American Acquisition, related transactions (including the refinancing), and the adoption of ASC 606.

Three Months Ended
(In thousands, except per share data)	March 31, 2017
Pro forma combined revenues	$210,771
Pro forma combined net income	11,466
Weighted-average common shares outstanding:
Basic	26,284
Diluted	26,813
Pro forma combined net income per share:
Basic	$0.44
Diluted	0.43

Note 4 – Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Land	$121,081	$121,081
Building and site improvements	710,084	705,266
Furniture and equipment	130,040	125,339
Construction in process	6,988	6,972
Property and equipment	968,193	958,658
Less: Accumulated depreciation	(84,215)	(63,417)
Property and equipment, net	$883,978	$895,241

Depreciation expense for property and equipment, including capital leases, was $20.8 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Gaming liabilities	$12,588	$12,209
Interest	630	1,770
Income taxes payable	628	-
Deposits	3,277	-
Other accrued liabilities	4,512	6,394
Total accrued liabilities	$21,635	$20,373

Note 6 – Long-Term Debt

Long-term debt, net, consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Term loans	$998,000	$1,000,000
Capital lease obligations	5,673	5,839
Notes payable	639	1,159
Total long-term debt	1,004,312	1,006,998
Less unamortized discount	(29,003)	(30,122)
Less unamortized debt issuance costs	(3,769)	(3,917)
	971,540	972,959
Less current maturities	(9,235)	(9,759)
Long-term debt, net	$962,305	$963,200

Senior Secured Credit Facilities

As of March 31, 2018, the Company’s senior secured credit facilities consisted of a $900 million senior secured first lien credit facility (consisting of $800 million in term loans and a $100 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”).

As of March 31, 2018, $798 million and $200 million of term loan borrowings were outstanding under the Company’s First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and the Company’s revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of March 31, 2018 of $100 million.

As of March 31, 2018, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facilities was approximately 5.4%.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loan under the First Lien Facility must be repaid in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity. The term loans under the Second Lien Term Loan must be repaid in full at maturity on October 20, 2025.

The Company was in compliance with its financial covenants under the Credit Facilities as of March 31, 2018.

Note 7 – Stock Incentive Plans and Share-Based Compensation

As of March 31, 2018, 861,460 shares of the Company’s common stock were available for grants of awards under the Company’s 2015 Incentive Award Plan (the “2015 Plan”), which includes the annual increase in the number of shares available for grant on January 1, 2018 of 1,056,505 shares.

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

Stock Options

The following table summarizes the Company’s stock option activity:

	Stock Options
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2018	4,375,929	$10.73
Granted	—
Exercised/Vested	—
Cancelled	(10,000)	$13.50
Outstanding at March 31, 2018	4,365,929	$10.72
Vested at March 31, 2018	2,217,753	$8.63
Exercisable at March 31, 2018	388,040	$4.33

Share-based compensation expense related to stock options was $1.5 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $11.4 million as of March 31, 2018, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units and Performance Stock Units

On March 14, 2018, the Compensation Committee of the Board of Directors of the Company approved a new long-term incentive structure for equity awards to be granted to the executive officers of the Company under the 2015 Plan. Under this new structure, commencing in the first quarter of 2018, the executive officers of the Company receive long-term equity awards in a combination of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). The number of PSUs that will be eligible to vest will be determined based on the Company’s attainment of performance goals set by the Compensation Committee. Following the two-year performance period, the number of “vesting eligible” PSUs will then be subject to one additional year of time-based vesting. Share-based compensation costs related to RSU and PSU awards are calculated based on the market price on the date of the grant.

The following table summarizes the Company’s RSU and PSU activity:

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares(1)	Date Fair Value
Outstanding at January 1, 2018	—		62,791	$27.87
Granted	205,351	$28.72	108,957	$28.72
Exercised/Vested	—		—
Cancelled	—		—
Outstanding at March 31, 2018	205,351	$28.72	171,748	$28.41

__________________

(1)

The number of Shares listed for PSUs represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest will vary depending on whether or not the Company meets or exceeds the applicable threshold, target or maximum performance goals for the PSUs. With respect to 108,957 of the listed “target” number of PSUs, 200% of the “target” number of PSUs will be eligible to vest at “maximum” performance levels.

Outstanding PSUs as of December 31, 2017 were combined with the RSUs in the Company’s Annual Report on Form 10-K previously filed with the SEC.

Share-based compensation expense related to RSUs was $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Share-based compensation expense related to PSUs was $0.2 million for the three months ended March 31, 2018 and none during the three months ended March 31, 2017.

As of March 31, 2018, there was $5.7 million and $4.7 million of unamortized compensation expense related to unvested RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.0 years for RSUs and 3.2 years for PSUs.

Note 8 – Income Taxes

The Company’s effective tax rate was 23.7% and (46.4)% for the three months ended March 31, 2018 and 2017, respectively.

Income tax expense was $1.2 million for the three months ended March 31, 2018, which was attributed primarily to financial reporting expenditures that are not deductible for tax purposes. Income tax benefit was $1.7 million for the three months ended March 31, 2017, which was attributed primarily to a partial release of valuation allowance on deferred tax assets.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of December 31, 2017, it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets.

The Company’s income taxes payable was $0.6 million as of March 31, 2018, and its income taxes receivable was $0.2 million as of December 31, 2017.

As of March 31, 2018, the Company had approximately $65.7 million of federal net operating loss carryforwards (“NOLs”) which will begin to expire in 2032. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, in connection with the American Acquisition, the Company issued approximately 4.0 million shares of its common stock to ACEP Holdings, which resulted in an “ownership change” under Section 382 that will generally limit the amount of NOLs the Company can utilize annually. Following an “ownership change” under Section 382, the amount of NOLs the Company can utilize in a given year is limited to an amount equal to the aggregate fair market value of the Company’s common stock immediately prior to the ownership change, multiplied by the long-term exempt interest rate in effect for the month of the ownership change. The Company estimates that it will be able to utilize approximately $10.8 million of NOLs annually.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. As of March 31, 2018, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. For any amounts the Company has not been able to make a reasonable estimate, it will continue to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the Tax Act.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act.

Several provisions of the Tax Act have significant impact on the Company’s U.S. tax attributes, generally consisting of credits and loss carry-forwards. Although the Company has made a reasonable estimate of the gross amounts of the attributes disclosed, the Company is continuing to analyze certain aspects of the Tax Act and is refining its calculations which could potentially affect the measurements of these balances or potentially give rise to new deferred tax amounts.

Note 9 – Financial Instruments and Fair Value Measurements

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

The carrying values of cash and cash equivalents, accounts receivable and payable, short-term borrowings and accrued and other current liabilities approximate fair value because of the short duration of these financial instruments. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s long-term debt approximated the carrying value because the terms were recently negotiated and based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

As of March 31, 2018, the Company had one derivative instrument outstanding from which the Company will receive cash payments at the end of each period in which the interest rate exceeds the agreed upon strike price (the “Interest Rate Cap”), with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of its Interest Rate Cap derivative to estimate fair value quarterly. The fair value of the Company’s asset under its Interest Rate Cap is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. Fair value of the Company’s Interest Rate Cap at March 31, 2018 was $6.5 million. As the Company elected to not apply hedge accounting, the change in fair value of this Interest Rate Cap was recorded on the consolidated statement of operations.

Note 10 – Leases

Rental Income

The Company recorded rental revenue of $1.7 million for the three months ended March 31, 2018 and a de minmis amount for the three months ended March 31, 2017.

Rent Expense

The Company leases its branded tavern locations, office headquarters building, land, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents.

Slot placement contracts in the form of space agreements are also accounted for as operating leases. Under space agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its slots at business locations, which are recorded in gaming expenses. The Company leases one of its tavern locations and its office headquarters building from a related party. See Note 13, Related Party Transactions, for more detail. Other operating leases include an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated, and leases of four parcels of land in Pahrump, Nevada, on which the Company’s Gold Town Casino is located.

Operating lease rental expense associated with all operating leases, which is calculated on a straight-line basis, is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Space lease agreements	$9,419	$9,527
Related party leases	408	576
Other operating leases	3,593	3,185
Total rent expense	$13,420	$13,288

Note 11 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space lease agreements described above in Note 10, Leases, the Company also enters into slot placement contracts in the form of revenue share and participation agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. During the three months ended March 31, 2018, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $37.1 million, including $0.2 million under revenue share and participation agreements with related parties, as described in Note 13, Related Party Transactions. During the three months ended March 31, 2017, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $34.8 million, including $0.3 million under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During each of the three months ended March 31, 2018 and 2017, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were $0.4 million.

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which the Company has recorded reserves of $1.5 million for claims as of the date of this filing. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters should not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

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

In February 2018, a prior guest of the Stratosphere filed a purported class action complaint against the Company in the United States District Court, District of Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleges that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposes a national moratorium on the taxation of Internet access by states and their political subdivisions, and seeks, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs.  The Company has not yet been served with the complaint. In the event a complaint is served on the Company, it anticipates being accorded a stay to respond in connection with an agreement that other hotel casino operators have entered into with regard to case consolidation while the federal court reviews subject matter jurisdiction. This case is at an early stage in the proceedings, and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, the Company believes that these proceedings should not have a material adverse effect on its financial position, results of operations or cash flows.

Note 12 – Segment Information

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

Results of Operations - Segment Net Income (Loss), Revenues and Adjusted EBITDA

The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expense, acquisition expenses, class action litigation expenses, share-based compensation expenses, executive severance, gain/loss on disposal of property and equipment and other gains and losses, calculated before corporate overhead (which is not allocated to each segment).

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended March 31, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$64,459	$69,404	$—	$133,863
Food and beverage	29,996	12,607	—	42,603
Rooms	26,065	—	—	26,065
Other	9,967	2,150	141	12,258
Total revenues	$130,487	$84,161	$141	$214,789

Net income (loss)	$23,841	$7,448	$(27,359)	$3,930
Depreciation and amortization	19,635	5,148	454	25,237
Acquisition expenses	—	—	1,112	1,112
Loss on disposal of property and equipment	62	15	—	77
Share-based compensation	—	—	1,844	1,844
Preopening expenses	—	148	300	448
Class action litigation expenses	13	—	104	117
Executive severance	51	35	101	187
Other, net	24	167	—	191
Interest expense, net	24	46	14,673	14,743
Change in fair value of derivative	—	—	(3,211)	(3,211)
Income tax provision	—	—	1,219	1,219
Adjusted EBITDA	$43,650	$13,007	$(10,763)	$45,894

	Three Months Ended March 31, 2017
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$18,324	$67,855	$—	$86,179
Food and beverage	3,408	11,464	—	14,872
Rooms	1,488	—	—	1,488
Other	1,071	2,195	78	3,344
Total revenues	$24,291	$81,514	$78	$105,883

Net income (loss)	$4,727	$8,221	$(7,606)	$5,342
Depreciation and amortization	1,571	4,634	347	6,552
Share-based compensation	—	—	1,427	1,427
Preopening expenses	—	209	63	272
Interest expense, net	4	42	1,637	1,683
Income tax benefit	—	—	(1,707)	(1,707)
Adjusted EBITDA	$6,302	$13,106	$(5,839)	$13,569

Total Segment Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at March 31, 2018	$1,036,327	$296,796	$57,815	$1,390,938

Balance at December 31, 2017	$1,039,025	$298,453	$27,697	$1,365,175

Note 13 – Related Party Transactions

As of March 31, 2018, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The rent expense for the office headquarters building was $0.3 million during each of the three months ended March 31, 2018 and 2017, and there was $0.1 million owed by the Company with respect to such lease as of March 31, 2018 and December 31, 2017. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. There was less than $0.1 million of rental income for each of the three months ended March 31, 2018 and 2017, and no amounts were owed to the Company at March 31, 2018 or December 31, 2017. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

As of March 31, 2018, the Company leased one tavern location from a trust controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. In addition, a second tavern location that the Company had previously leased from related parties was sold in January 2018 to an unrelated third party. The rent expense for tavern locations leased from related parties (including sold tavern locations for the periods in which the leases were with related parties) was $0.1 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively, and there were no amounts owed by the Company with respect to such leases as of March 31, 2018 and December 31, 2017.

During each of the three months ended March 31, 2018 and 2017, the Company paid less than $0.1 million under aircraft timesharing agreements between the Company and Sartini Enterprises, Inc. a company controlled by Mr. Sartini. There was less than $0.1 million owed by the Company under the aircraft timesharing agreements as of March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018 and 2017, the Company recorded revenues of $0.3 million in each period and the Company recorded gaming expenses of $0.2 million and $0.3 million, respectively, related to the use of the Company’s slots at a distributed gaming location owned in part by Sean T. Higgins, who serves as the Company’s Executive Vice President of Compliance and Governmental Affairs and Chief Legal Officer.  De minimis amounts were owed to the Company and were due and payable by the Company related to this arrangement as of March 31, 2018 and December 31, 2017.

During each of the three months ended March 31, 2018 and 2017, Company recorded selling, general and administrative (“SG&A”) expenses of less than $0.1 million related to a three-year consulting agreement between the Company and Lyle A. Berman, who serves on the Board of Directors of the Company. Less than $0.1 million was due and payable by the Company as of March 31, 2018 and December 31, 2017 related to this agreement. The consulting agreement expires on July 31, 2018.

Note 14 – Subsequent Events

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding cost savings, synergies, growth opportunities and other financial and operating benefits of our acquisition of American Casino & Entertainment Properties, LLC (“American”) and our other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: our ability to realize the anticipated cost savings, synergies and other benefits of our acquisition of American and our other acquisitions, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer, and Chief Strategy and Financial Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Casinos

On October 20, 2017, we completed the acquisition of all of the outstanding equity interests of American (the “American Acquisition”) for aggregate consideration of $787.6 million in cash (after giving effect to post-closing adjustments) and the issuance by us of approximately 4.0 million shares of our common stock to W2007/ACEP Holdings, LLC, a former American equity holder. The American Acquisition added four Nevada resort casino properties to our casino portfolio, including the Stratosphere Casino, Hotel & Tower (the “Stratosphere”) in Las Vegas. The results of operations of American and its subsidiaries have been included in our results subsequent to that date. See Note 3, Acquisition, in the accompanying unaudited consolidated financial statements for additional information.

We own and operate eight resort casino properties in Nevada and Maryland, comprising the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, the Aquarius Casino Resort (the “Aquarius”) in Laughlin, Nevada, Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada, and the Rocky Gap Casino Resort (“Rocky Gap”) in Flintstone, Maryland..

•

The Stratosphere: The Stratosphere is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. A gaming and entertainment complex, the Stratosphere comprises the iconic Stratosphere Tower, a casino, a hotel and a retail center. As of March 31, 2018, the Stratosphere featured an 80,000 sq. ft. casino and offered nearly 2,430 hotel rooms, 729 slots, 42 table games, a race and sports book, 14 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of March 31, 2018, our Arizona Charlie’s Decatur casino offered approximately 260 hotel rooms and a total of 1,032 slots, seven table games, race and sports books, six restaurants, and an approximately 300-seat bingo parlor, and our Arizona Charlie’s Boulder casino offered approximately 300 hotel rooms and a total of 836 slots, seven table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Aquarius: The Aquarius is located in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. The Aquarius caters primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of March 31, 2018, the Aquarius had approximately 1,900 hotel rooms and offered 1,231 slots, 33 table games and ten restaurants.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, the gateway to Death Valley National Park, approximately 60 miles from Las Vegas. Pahrump Nugget is our largest property in Pahrump, Nevada. As of March 31, 2018, Pahrump Nugget offered approximately 70 hotel rooms, 421 slots, 10 table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of March 31, 2018, our Gold Town Casino offered 225 slots and an approximately 100-seat bingo facility, and our Lakeside Casino & RV Park offered 183 slots and approximately 160 RV hook-up sites.

•

Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of March 31, 2018, Rocky Gap offered 665 slots, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as grocery stores, convenience stores, liquor stores, restaurants, bars and taverns in Nevada and Montana. In addition, we operate wholly-owned branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. As of March 31, 2018, our distributed gaming operations comprised approximately 10,600 slots in over 1,000 locations.

Our wholly-owned branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of March 31, 2018, we operated 59 wholly-owned branded taverns, which offered a total of over 940 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also own a brewery in Las Vegas, PT’s Brewing Company, which produces craft beer for our taverns and casinos.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenues by segment
Casinos	$130,487	$24,291
Distributed Gaming	84,161	81,514
Corporate and other	141	78
Total revenues	214,789	105,883
Operating expenses by segment
Casinos	60,719	12,938
Distributed Gaming	65,350	62,826
Corporate and other	772	(5)
Total operating expenses	126,841	75,759
Selling, general and administrative	44,393	17,982
Depreciation and amortization	25,237	6,552
Acquisition expenses	1,112	—
Preopening expenses	448	272
Loss on disposal of property and equipment	77	—
Total expenses	198,108	100,565

Operating income	16,681	5,318
Non-operating expense, net	(11,532)	(1,683)
Income tax benefit (provision)	(1,219)	1,707
Net income	$3,930	$5,342

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

The $108.9 million, or 103%, increase in revenues compared to the prior year period resulted primarily from increases of $47.7 million, $27.7 million, $24.6 million and $8.9 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in the current year period of revenue from the American Acquisition which was consummated in October 2017.

The $106.2 million, or 437%, increase in revenues related to our Casinos segment compared to the prior year period resulted primarily from increases of $46.1 million, $26.6 million, $24.6 million and $8.9 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in the current year period of revenue from the American Acquisition. Additionally, revenue from Rocky Gap decreased $0.4 million compared to the prior year period, primarily due to weather conditions in Maryland.

The $2.6 million, or 3%, increase in revenues related to our Distributed Gaming segment was primarily due to increases of $1.5 million in gaming revenues and $1.1 million in food and beverage revenues, reflecting the opening of two new taverns in the Las Vegas Valley in the current year period as well as a full period of revenues from the five taverns opened in 2017.

Operating Expenses

The $51.1 million, or 67%, increase in operating expenses for the three months ended March 31, 2018 compared to the prior year period resulted primarily from $18.7 million, $20.6 million and $11.1 million increases in gaming, food and beverage and room expenses, respectively, due primarily to the inclusion in the current year period of operating expenses relating to the resort casino properties acquired in the American Acquisition.

Selling, General and Administrative Expenses

The $26.4 million, or 147%, increase in selling, general and administrative (“SG&A”) expenses compared to the prior year period resulted primarily from the inclusion in the current year period of SG&A expenses relating to the resort casino properties acquired in the American Acquisition.

Within our Casinos segment, SG&A expenses increased $21.2 million, or 419%, resulting primarily from the inclusion in the current year period of SG&A related to the American Acquisition. The majority of the SG&A expenses in this segment comprised marketing and advertising, building and rent expense, bonus and payroll taxes. SG&A expenses at Rocky Gap did not change significantly in the current year period compared to the prior year period.

Within our Distributed Gaming segment, SG&A expenses increased $0.4 million, or 8%, reflecting the opening of two new taverns in the Las Vegas Valley in the first quarter of 2018.

Acquisition Expenses

Acquisition expenses during the three months ended March 31, 2018 related to the American Acquisition.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During the three months ended March 31, 2018 and 2017, preopening expenses related primarily to costs incurred in the opening of new taverns in Las Vegas Valley.

Depreciation and Amortization

The increase in depreciation and amortization expenses for the three months ended March 31, 2018 compared to the prior year period, was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the American Acquisition.

Non-Operating Expense, Net

Non-operating expense, net increased $9.8 million compared to the prior year period, primarily due to a $13.1 million increase in interest expense from the substantially higher level of indebtedness under our senior secured credit facilities following the American Acquisition, partially offset by a gain on change in fair value of derivative of $3.2 million.

Income Taxes

Our effective tax rate was 23.7% and (46.4)% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the effective tax rate differed from the federal tax rate of 21% primarily due to financial reporting expenditures that are not deductible for tax purposes. For the three months ended March 31, 2017, the effective tax rate differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred taxes.

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

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, acquisition expenses, class action litigation expense, share-based compensation expenses, executive severance, gain/loss on disposal of property and equipment, gain on change in fair value of derivative and other gains and losses.

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended March 31,
(In thousands)	2018	2017
Adjusted EBITDA	$45,894	$13,569
Depreciation and amortization	(25,237)	(6,552)
Share-based compensation	(1,844)	(1,427)
Acquisition expenses	(1,112)	—
Preopening expenses	(448)	(272)
Executive severance	(187)	—
Class action litigation expenses	(117)	—
Loss on disposal of property and equipment	(77)	—
Other, net	(191)	—
Operating income	16,681	5,318
Non-operating income (expense)
Interest expense, net	(14,743)	(1,683)
Change in fair value of derivative	3,211	—
Total non-operating expense, net	(11,532)	(1,683)

Income before income tax benefit (provision)	5,149	3,635
Income tax benefit (provision)	(1,219)	1,707
Net income	$3,930	$5,342

Liquidity and Capital Resources

As of March 31, 2018, we had $133.7 million in cash and cash equivalents and no short-term investments. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Casinos and Distributed Gaming segments to be adversely affected.

To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In January 2018, the SEC declared effective our universal shelf registration statement with the SEC for the future sale of up to $150.0 million in aggregate amount of common stock, preferred stock, debt securities, warrants and units and the resale of up to approximately 8.0 million shares of our common stock held by the selling security holders named therein. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

In January 2018, we completed an underwritten public offering pursuant to our universal shelf registration statement, in which certain of our shareholders resold an aggregate of 6.5 million shares of our common stock, and we sold 975,000 newly issued shares of our common stock pursuant to the exercise in full of the underwriters’ over-allotment option to purchase additional shares. Our net proceeds from the offering were approximately $25.6 million after deducting underwriting discounts and offering expenses.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2018 increased $19.4 million compared to the prior year period due primarily to the flow-through effect of higher revenues.

Net cash used in investing activities was $10.2 million for the three months ended March 31, 2018, compared to $5.8 million for the prior year period. The increase in net cash used in investing activities as compared to the prior year period was primarily due to capital expenditures undertaken in the first quarter of 2018.

Net cash provided by financing activities totaled $23.3 million for the three months ended March 31, 2018, and primarily related to net proceeds to us in the underwritten public offering completed in January 2018, partially offset by repayments under our first lien senior secured credit facility. Net cash used in financing activities was $6.7 million for the three months ended March 31, 2017, primarily related to proceeds from borrowings, net of repayments, under our former senior secured credit facility.

Senior Secured Credit Facilities

As of March 31, 2018, our senior secured credit facilities consisted of a $900 million senior secured first lien credit facility (consisting of $800 million in term loans and a $100 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”). As of March 31, 2018, $798 million and $200 million of term loan borrowings were outstanding under our First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of March 31, 2018 of $100 million.

Borrowings under each of the Credit Facilities bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility under the First Lien Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The applicable margin for the Second Lien Term Loan is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of between 0.375% and 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of March 31, 2018, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.4%.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility must be repaid in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity. The term loans under the Second Lien Term Loan must be repaid in full at maturity on October 20, 2025.

Borrowings under each of the Credit Facilities are guaranteed by each of our existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of Golden and our subsidiary guarantors (subject to certain exceptions).

Under the Credit Facilities, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loans under the Credit Facilities under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If we default under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facilities as of March 31, 2018.

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

See Note 11, Commitments and Contingencies, in the accompanying unaudited consolidated financial statements for additional information regarding commitments and contingencies that may also affect our liquidity.

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

A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the adoption of ASC 606 on January 1, 2018, during the first quarter 2018, there were no newly identified or material changes to our critical accounting policies and estimates, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 1, Nature of Business and Basis of Presentation and Note 2, Revenue Recognition, in the notes to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our updated revenue recognition and loyalty program accounting policies, including estimates inherent in the accounting of such items, and the impact of adoption of ASC 606 on our unaudited consolidated financial statements.

Commitments and Contractual Obligations

No significant changes occurred in the first three months of 2018 to the contractual commitments discussed under Part II. Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2018, approximately 99% of our indebtedness for borrowed money accrued interest at a variable rate, which primarily comprised our indebtedness under the Credit Facilities.

As of March 31, 2018, we had $798 million in principal amount of outstanding borrowings under the First Lien Facility, and $200 million in principal amount of outstanding borrowings under the Second Lien Term Loan. Our primary interest rate under the Credit Facilities is the Eurodollar rate plus an applicable margin. As of March 31, 2018, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.4%. Assuming the outstanding balance under our Credit Facilities remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $5.0 million over a twelve-month period.

As of March 31, 2018, our investment portfolio included $133.7 million in cash and cash equivalents. As of March 31, 2018, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

On October 20, 2017, the American Acquisition was completed. Management has begun the evaluation of the internal control structures of American. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded American from our evaluation of our disclosure controls and procedures as of March 31, 2018. We have reported the operating results of American in our consolidated statements of operations and cash flows from the acquisition date through March 31, 2018. As of March 31, 2018, total assets related to American represented approximately 66.6% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of March 31, 2018. Revenues from American comprised approximately 49.6% of our consolidated revenues for the three months ended March 31, 2018. We will include American in our evaluation of internal control over financial reporting as of December 31, 2018.

During the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, on October 20, 2017, the American Acquisition was completed. Management excluded American from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our integration of American may lead us to modify certain internal controls in future periods.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which we have recorded reserves of $1.5 million for claims as of the date of this filing. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of its currently pending matters should not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against us in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by us in the State of Nevada. The lawsuits allege that we violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. In the second half of 2017, we agreed to settle the first of these two cases, subject to court approval. The second case is in the discovery phase.

In February 2018, a prior guest of the Stratosphere filed a purported class action complaint against us in the United States District Court, District of Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleges that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposes a national moratorium on the taxation of Internet access by states and their political subdivisions, and seeks, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs.  We have not yet been served with the complaint. In the event a complaint is served on us, we anticipate being accorded a stay to respond in connection with an agreement that other hotel casino operators have entered into with regard to case consolidation while the federal court reviews subject matter jurisdiction. This case is at an early stage in the proceedings, and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, we believe that these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

ITEM 6. EXHIBITS

Exhibits	Description

10.1#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini.

10.2#	Third Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Stephen Arcana.

10.3#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell.

10.4#	First Amendment to Amended and Restated Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini, II.

10.5#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards).

10.6#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: May 9, 2018	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
Executive Vice President, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)