Form 10-Q
period 2018-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2018-08-09
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had 27,511,996 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$140,330	$90,579
Accounts receivable, net	13,297	14,692
Prepaid expenses	16,836	19,397
Inventories	6,867	5,594
Other	2,284	2,817
Total current assets	179,614	133,079
Property and equipment, net	884,493	895,241
Goodwill	158,134	158,134
Intangible assets, net	148,912	157,692
Deferred income taxes	7,680	7,787
Other assets	18,071	13,242
Total assets	$1,396,904	$1,365,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$9,038	$9,759
Accounts payable	21,364	19,470
Accrued taxes, other than income taxes	6,704	6,664
Accrued payroll and related	17,970	22,570
Accrued liabilities	20,447	20,373
Total current liabilities	75,523	78,836
Long-term debt, net	961,343	963,200
Other long-term obligations	3,251	3,226
Total liabilities	1,040,117	1,045,262
Commitments and contingencies (Note 11)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 27,430 and 26,413 common shares issued and outstanding, respectively	274	264
Additional paid-in capital	428,850	399,510
Accumulated deficit	(72,337)	(79,861)
Total shareholders' equity	356,787	319,913
Total liabilities and shareholders' equity	$1,396,904	$1,365,175

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Gaming	$132,546	$89,257	$266,409	$175,436
Food and beverage	43,422	15,021	86,025	29,893
Rooms	27,568	1,920	53,633	3,408
Other	13,007	3,687	25,265	7,031
Total revenues	216,543	109,885	431,332	215,768
Expenses
Gaming	78,510	61,166	156,198	120,163
Food and beverage	35,351	13,163	68,943	26,176
Rooms	12,291	499	23,856	972
Other operating	3,655	3,518	7,651	6,794
Selling, general and administrative	43,986	18,913	88,379	36,895
Depreciation and amortization	22,854	7,408	48,091	13,960
Acquisition expenses	194	2,066	1,306	2,066
Preopening expenses	389	574	837	846
Loss on disposal of property and equipment	218	—	295	—
Total expenses	197,448	107,307	395,556	207,872
Operating income	19,095	2,578	35,776	7,896
Non-operating income (expense)
Interest expense, net	(16,066)	(2,000)	(30,809)	(3,683)
Change in fair value of derivative	1,462	—	4,673	—
Total non-operating expense, net	(14,604)	(2,000)	(26,136)	(3,683)
Income before income tax benefit (provision)	4,491	578	9,640	4,213
Income tax benefit (provision)	(897)	1,135	(2,116)	2,842
Net income	$3,594	$1,713	$7,524	$7,055

Weighted-average common shares outstanding
Basic	27,406	22,265	27,278	22,258
Dilutive impact of stock options and restricted stock units	2,258	1,023	2,250	799
Diluted	29,664	23,288	29,528	23,057
Net income per share
Basic	$0.13	$0.08	$0.28	$0.32
Diluted	$0.12	$0.07	$0.25	$0.31

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$7,524	$7,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,091	13,960
Amortization of debt issuance costs and discounts on debt	2,551	378
Share-based compensation	4,562	3,749
Loss on disposal of property and equipment	295	—
Change in fair value of derivative	(4,673)	—
Deferred income taxes	107	(2,851)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,395	270
Income taxes	2,008	2,146
Prepaid expenses	2,547	4,756
Inventories and other current assets	(959)	(687)
Other assets	(157)	(999)
Accounts payable and other accrued expenses	(6,165)	872
Accrued taxes, other than income taxes	41	(1,878)
Other liabilities	24	174
Net cash provided by operating activities	57,191	26,945
Cash flows from investing activities
Purchase of property and equipment	(27,448)	(11,082)
Deposit paid for asset purchase	—	(2,467)
Other investing activities	—	(196)
Net cash used in investing activities	(27,448)	(13,745)
Cash flows from financing activities
Repayments of term loans	(4,000)	(3,000)
Repayments of revolving credit facility	—	(6,000)
Repayments of notes payable	(216)	(1,292)
Principal payments under capital leases	(468)	(150)
Debt issuance costs	(95)	—
Proceeds from issuance of common stock	25,969	153
Tax withholding on share-based payments	(820)	—
Stock issuance costs	(362)	—
Net cash provided by (used in) financing activities	20,008	(10,289)
Cash and cash equivalents
Net increase (decrease) for the period	49,751	2,911
Balance, beginning of period	90,579	46,898
Balance, end of period	$140,330	$49,809
Supplemental cash flow disclosures
Cash paid for interest	$29,455	$3,287
Non-cash investing and financing activities
Payables incurred for capital expenditures	$3,636	$—
Notes payable issued for property and equipment	—	717
Assets acquired under capital lease obligations	62	2,700

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

On October 20, 2017, the Company completed the acquisition of all of the outstanding equity interests of American (the “American Acquisition”). The results of operations of American and its subsidiaries have been included in the Company’s results subsequent to that date. See Note 3, Acquisitions, for information regarding the American Acquisition.

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

In July 2018, the Company entered into an agreement to acquire all of the outstanding equity interests of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC, which own the Edgewater Hotel & Casino Resort and Colorado Belle Hotel & Casino Resort in Laughlin, Nevada, as further described in Note 3, Acquisitions, below.

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

Change in Depreciable Lives of Property and Equipment

During the quarter ended June 30, 2018, the Company completed an analysis associated with planned renovations of certain assets acquired in the American Acquisition (see Note 3, Acquisitions). As a result, effective April 1, 2018, the Company changed its estimated useful lives on certain buildings and land improvements to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of buildings and building improvements that previously averaged ten years were increased to an average of 19 years. The effect of this change in estimated useful lives on the Company’s results of operations for the three months ended June 30, 2018 was to reduce depreciation expense by $2.1 million, increase net income by $1.7 million, and increase basic and diluted earnings per share by $0.07 and $0.06, respectively.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation, which expands previous guidance to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

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

For wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, the Company allocates the stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company's control and discretion that are supplied by third parties are recorded as an operating expense.

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

The outstanding chip liability represents the collective amounts owed to patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liabilities represent a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. As of June 30, 2018 and December 31, 2017, the amount of gaming liabilities was $11.5 million and $12.2 million, respectively.

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

Adoption of the new standard did not have a significant impact on the Company’s previously reported net revenues, expenses, operating income, and net income. The impact of adoption of the new standard to previously reported selected financial statement information was as follows:

	Three Months Ended June 30, 2017
(In thousands)	As Reported	Adjustments	As Adjusted
Gross revenues	$116,162	$(6,277)	$109,885
Promotional allowances	(5,669)	5,669	—
Net revenues	110,493	(608)	109,885
Operating income	2,578	—	2,578
Net income	1,713	—	1,713

	Six Months Ended June 30, 2017
(In thousands)	As Reported	Adjustments	As Adjusted
Gross revenues	$228,297	$(12,529)	$215,768
Promotional allowances	(11,158)	11,158	—
Net revenues	217,139	(1,371)	215,768
Operating income	7,896	—	7,896
Net income	7,055	—	7,055

Note 3 – Acquisitions

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

Acquisition Method of Accounting

The American Acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Under ASC 805, the purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as determined by management based on its judgment with assistance from third-party appraisals. The excess of the purchase price over the net book value of the assets acquired and the liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the American Acquisition based on fair value estimates as of the date of the acquisition. The determination of the fair value of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) was completed in the second quarter of 2018. There were no measurement period adjustments that were material to the Company’s consolidated financial statements.

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

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of American for the three and six months ended June 30 2017, adjusted to give effect to the American Acquisition, related transactions (including the refinancing), and the adoption of ASC 606.

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2017	June 30, 2017
Pro forma combined revenues	$213,262	$424,033
Pro forma combined net income	6,402	17,868
Weighted-average common shares outstanding:
Basic	26,311	26,304
Diluted	27,334	27,103
Pro forma combined net income per share:
Basic	$0.24	$0.68
Diluted	0.23	0.66

Laughlin Acquisition

On July 14, 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) with Marnell Gaming, LLC (the “Seller”) to acquire Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (collectively, the “Acquired Entities”). At the closing of the acquisition, the Company expects to pay the Seller $155 million in cash and issue to the Seller between 455,501 and 1,226,348 shares of the Company’s newly issued common stock (which was valued at signing at between $13 million and $35 million, based on the volume-weighted average trading price of the Company’s common stock for the twenty trading days ending on July 13, 2018), with the final amount based on the earnings before interest, taxes, depreciation, amortization, rent and management fees of the Acquired Entities from December 1, 2017 to November 30, 2018. Consummation of the acquisition is subject to the satisfaction or waiver of customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable gaming authority approvals, the absence of a material adverse effect regarding the Acquired Entities, and other customary closing conditions. The Company and the Seller have agreed that the closing of the transactions will not occur prior to January 1, 2019, unless otherwise agreed by the parties. The Company intends to finance the cash portion of the purchase price from a combination of borrowings under the Company’s revolving credit facility and cash on hand.

Note 4 – Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Land	$121,080	$121,081
Building and site improvements	708,711	705,266
Furniture and equipment	136,107	125,339
Construction in process	21,173	6,972
Property and equipment	987,071	958,658
Less: Accumulated depreciation	(102,578)	(63,417)
Property and equipment, net	$884,493	$895,241

Depreciation expense for property and equipment, including capital leases, was $18.5 million and $5.4 million for the three months ended June 30, 2018 and 2017, respectively, and $39.4 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Gaming liabilities	$11,529	$12,209
Interest	524	1,770
Income taxes payable	1,790	-
Deposits	3,222	-
Other accrued liabilities	3,382	6,394
Total accrued liabilities	$20,447	$20,373

Note 6 – Long-Term Debt

Long-term debt, net, consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Term loans	$996,000	$1,000,000
Capital lease obligations	5,434	5,839
Notes payable	529	1,159
Total long-term debt	1,001,963	1,006,998
Less unamortized discount	(27,886)	(30,122)
Less unamortized debt issuance costs	(3,696)	(3,917)
	970,381	972,959
Less current maturities	(9,038)	(9,759)
Long-term debt, net	$961,343	$963,200

Senior Secured Credit Facilities

As of June 30, 2018, The Company’s senior secured credit facilities consisted of a $940 million senior secured first lien credit facility (consisting of $800 million in term loans and a $140 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”).

On June 11, 2018, the Company entered into Incremental Joinder Agreement No. 1 with JPMorgan Chase Bank, N.A. and the lenders party thereto, pursuant to which the size of the revolving credit facility under the First Lien Facility was increased from $100 million to $140 million. As of June 30, 2018, $796 million and $200 million of term loan borrowings were outstanding under the Company’s First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and the Company’s revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of June 30, 2018 of $140 million.

As of June 30, 2018, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facilities was approximately 5.6%.

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

The Company was in compliance with its financial covenants under the Credit Facilities as of June 30, 2018.

Note 7 – Stock Incentive Plans and Share-Based Compensation

As of June 30, 2018, 888,199 shares of the Company’s common stock were available for grants of awards under the Company’s 2015 Incentive Award Plan (the “2015 Plan”), which includes the annual increase in the number of shares available for grant on January 1, 2018 of 1,056,505 shares.

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

Stock Options

The following table summarizes the Company’s stock option activity:

	Stock Options
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2018	4,375,929	$10.73
Granted	—
Exercised	(42,429)	$5.04
Cancelled	(173,409)	$10.33
Outstanding at June 30, 2018	4,160,091	$10.80
Vested at June 30, 2018	2,456,208	$9.49
Exercisable at June 30, 2018	305,004	$4.14

Share-based compensation expense related to stock options was $1.4 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $9.4 million as of June 30, 2018, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The following table summarizes the Company’s RSU and PSU activity:

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares(1)	Date Fair Value
Outstanding at January 1, 2018	—		62,791	$27.87
Granted	241,542	$29.09	108,957	$28.72
Vested	—		—
Cancelled	(5,386)	$28.72	—
Outstanding at June 30, 2018	236,156	$29.10	171,748	$28.41

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

Share-based compensation expense related to RSUs was $1.0 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. Share-based compensation expense related to PSUs was $0.4 million for the three months ended June 30, 2018 and zero during the three months ended June 30, 2017. Share-based compensation expense related to PSUs was $0.5 million for the six months ended June 30, 2018 and zero during the six months ended June 30, 2017.

As of June 30, 2018, there was $5.7 million and $4.3 million of unamortized compensation expense related to unvested RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.7 years for RSUs and 3.0 years for PSUs.

Note 8 – Income Taxes

The Company’s effective tax rate was 22.0% and (67.5)% for the six months ended June 30, 2018 and 2017, respectively.

Income tax expense was $2.1 million for the six months ended June 30, 2018, which was attributed primarily to financial reporting expenditures that are not deductible for tax purposes. Income tax benefit was $2.8 million for the six months ended June 30, 2017, which was attributed primarily to a partial release of valuation allowance on deferred tax assets.

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

The Company’s income taxes payable was $1.8 million as of June 30, 2018, and its income taxes receivable was $0.2 million as of December 31, 2017.

As of June 30, 2018, the Company had approximately $65.7 million of federal net operating loss carryforwards (“NOLs”) which will begin to expire in 2032. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, in connection with the American Acquisition, the Company issued approximately 4.0 million shares of its common stock to ACEP Holdings, which resulted in an “ownership change” under Section 382 that will generally limit the amount of NOLs the Company can utilize annually. Following an “ownership change” under Section 382, the amount of NOLs the Company can utilize in a given year is limited to an amount equal to the aggregate fair market value of the Company’s common stock immediately prior to the ownership change, multiplied by the long-term exempt interest rate in effect for the month of the ownership change. The Company estimates that it will be able to utilize approximately $10.8 million of NOLs annually.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. As of June 30, 2018, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. For any amounts the Company has not been able to make a reasonable estimate, it will continue to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the Tax Act.

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

The carrying values of cash and cash equivalents, accounts receivable and payable, short-term borrowings and accrued and other current liabilities approximate fair value because of the short duration of these financial instruments. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s long-term debt approximated the carrying value because the terms were recently negotiated and based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

As of June 30, 2018, the Company had one derivative instrument outstanding from which the Company will receive cash payments at the end of each period in which the interest rate exceeds the agreed upon strike price (the “Interest Rate Cap”), with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of its Interest Rate Cap derivative to estimate fair value quarterly. The fair value of the Company’s asset under its Interest Rate Cap is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. Fair value of the Company’s Interest Rate Cap at June 30, 2018 was $8.0 million. As the Company elected to not apply hedge accounting, the change in fair value of this Interest Rate Cap was recorded on the consolidated statement of operations.

Note 10 – Leases

Rental Income

The Company recorded rental revenue of $1.9 million for the three months ended June 30, 2018 and none during the three months ended June 30, 2017. The Company recorded rental revenue of $3.6 million for the six months ended June 30, 2018 and de minmus amount for the six months ended June 30, 2017.

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

Operating lease rental expense associated with all operating leases, which is calculated on a straight-line basis, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Space agreements	$10,003	$9,112	$19,422	$18,639
Related party leases	383	505	791	1,081
Other operating leases	3,817	3,343	7,410	6,528
Total rent expense	$14,203	$12,960	$27,623	$26,248

Note 11 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space agreements described above in Note 10, Leases, the Company also enters into slot placement contracts in the form of revenue share and participation agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. During the three and six months ended June 30, 2018, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $37.5 million and $74.6 million, respectively, including $0.2 million and $0.5 million, respectively, under revenue share and participation agreements with related parties, as described in Note 13, Related Party Transactions. During the three and six months ended June 30, 2017, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $36.7 million and $71.5 million, respectively, including $0.3 million and $0.6 million, respectively, under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three months ended June 30, 2018 and 2017, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were $0.3 million and $0.4 million, respectively. During the six months ended June 30, 2018 and 2017, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were $0.7 million and $0.8 million, respectively.

Capital Lease Financing Agreement

In June 2018 the Company entered into a capital lease financing arrangement for external and internal lighting and renovations at the Stratosphere that are expected to commence in the third quarter of 2018. The total amount to be financed will be $8.5 million with monthly payments to be made over a 36-month period.

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

In February 2018, a prior guest of the Stratosphere filed a purported class action complaint against the Company in the United States District Court, District of Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleges that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposes a national moratorium on the taxation of Internet access by states and their political subdivisions, and seeks, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. The Company was served the complaint on May 4, 2018. On June 21, 2018 the plaintiff filed a notice of voluntary dismissal of the case against the Company. The plaintiffs in this matter may determine to refile the case in the applicable state court.

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

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended June 30, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$61,929	$70,617	$—	$132,546
Food and beverage	30,743	12,679	—	43,422
Rooms	27,568	—	—	27,568
Other	10,686	2,101	220	13,007
Total revenues	$130,926	$85,397	$220	$216,543

Net income (loss)	$24,236	$7,552	$(28,194)	$3,594
Depreciation and amortization	17,412	4,979	463	22,854
Acquisition expenses	—	—	194	194
Loss on disposal of property and equipment	218	—	—	218
Share-based compensation	—	—	2,758	2,758
Preopening expenses	—	88	301	389
Class action litigation expenses	3	195	20	218
Executive severance	168	2	201	371
Other, net	120	—	79	199
Interest expense, net	25	26	16,015	16,066
Change in fair value of derivative	—	—	(1,462)	(1,462)
Income tax provision	—	—	897	897
Adjusted EBITDA	$42,182	$12,842	$(8,728)	$46,296

	Three Months Ended June 30, 2017
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$19,104	$70,153	$—	$89,257
Food and beverage	3,665	11,356	—	15,021
Rooms	1,920	—	—	1,920
Other	1,490	2,101	96	3,687
Total revenues	$26,179	$83,610	$96	$109,885

Net income (loss)	$4,952	$7,858	$(11,097)	$1,713
Depreciation and amortization	2,025	4,942	441	7,408
Acquisition expenses	—	—	2,066	2,066
Share-based compensation	—	—	2,322	2,322
Preopening expenses	—	400	174	574
Class action litigation expenses	—	—	55	55
Interest expense, net	(43)	278	1,765	2,000
Income tax benefit	—	—	(1,135)	(1,135)
Adjusted EBITDA	$6,934	$13,478	$(5,409)	$15,003

	Six Months Ended June 30, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$126,388	$140,021	$—	$266,409
Food and beverage	60,739	25,286	—	86,025
Rooms	53,633	—	—	53,633
Other	20,653	4,251	361	25,265
Total revenues	$261,413	$169,558	$361	$431,332

Net income (loss)	$48,077	$15,000	$(55,553)	$7,524
Depreciation and amortization	37,047	10,127	917	48,091
Acquisition expenses	—	—	1,306	1,306
Loss on disposal of property and equipment	280	15	—	295
Share-based compensation	—	—	4,602	4,602
Preopening expenses	—	236	601	837
Class action litigation expenses	16	195	124	335
Executive severance	219	37	302	558
Other, net	144	167	79	390
Interest expense, net	49	72	30,688	30,809
Change in fair value of derivative	—	—	(4,673)	(4,673)
Income tax provision	—	—	2,116	2,116
Adjusted EBITDA	$85,832	$25,849	$(19,491)	$92,190

	Six Months Ended June 30, 2017
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$37,428	$138,008	$—	$175,436
Food and beverage	7,073	22,820	—	29,893
Rooms	3,408	—	—	3,408
Other	2,560	4,296	175	7,031
Total revenues	$50,469	$165,124	$175	$215,768

Net income (loss)	$9,679	$16,079	$(18,703)	$7,055
Depreciation and amortization	3,596	9,576	788	13,960
Acquisition expenses	—	—	2,066	2,066
Share-based compensation	—	—	3,749	3,749
Preopening expenses	—	609	237	846
Class action litigation expenses	—	—	55	55
Interest expense, net	(39)	320	3,402	3,683
Income tax benefit	—	—	(2,842)	(2,842)
Adjusted EBITDA	$13,236	$26,584	$(11,248)	$28,572

Total Segment Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at June 30, 2018	$1,046,697	$297,886	$52,321	$1,396,904

Balance at December 31, 2017	$1,039,025	$298,453	$27,697	$1,365,175

Note 13 – Related Party Transactions

As of June 30, 2018, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The rent expense for the office headquarters building was $0.3 million during each of the three months ended June 30, 2018 and 2017, and $0.8 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively. There were no amounts and $0.1 million owed by the Company with respect to such lease as of June 30, 2018 and December 31, 2017, respectively. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. There was less than $0.1 million of rental income under such sublease for each of the three and six months ended June 30, 2018. There was no rental income and less than $0.1 million of rental income under such sublease for the three and six months ended June 30, 2017, respectively. No amounts were owed to the Company under such sublease at June 30, 2018 or December 31, 2017. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

As of June 30, 2018, the Company leased one tavern location from a trust controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. In addition, a second tavern location that the Company had previously leased from related parties was sold in January 2018 to an unrelated third party. The rent expense for tavern locations leased from related parties (including sold tavern locations for the periods in which the leases were with related parties) was $0.2 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2018 and 2017, respectively. There were no amounts owed by the Company with respect to such leases as of June 30, 2018 and December 31, 2017.

During each of the three months ended June 30, 2018 and 2017, the Company paid less than $0.1 million under aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. a company controlled by Mr. Sartini. During each of the six months ended June 30, 2018 and 2017, the Company paid less than $0.1 million under aircraft time-sharing, co-user and cost-sharing agreements. There were no amounts owed by the Company under the aircraft time-sharing, co-user and cost-sharing agreements as of June 30, 2018 and there was less than $0.1 million owed by the Company as of December 31, 2017.

During the three months ended June 30, 2018 and 2017, the Company recorded revenues of $0.3 million in each period and the Company recorded gaming expenses of $0.2 million and $0.3 million, respectively, related to the use of the Company’s slots at a distributed gaming location owned in part by Sean T. Higgins, who serves as the Company’s Executive Vice President of Compliance and Governmental Affairs and Chief Legal Officer. During each of the six months ended June 30, 2018 and 2017, the Company recorded revenues of $0.5 million and the Company recorded gaming expenses of $0.5 million, related to the use of the Company’s slots at a distributed gaming location owned in part by Mr. Higgins. De minimis amounts were owed to the Company and were due and payable by the Company related to this arrangement as of June 30, 2018 and December 31, 2017.

During each of the three months ended June 30, 2018 and 2017, the Company recorded selling, general and administrative (“SG&A”) expenses of less than $0.1 million related to a three-year consulting agreement between the Company and Lyle A. Berman, who serves on the Board of Directors of the Company. During each of the six months ended June 30, 2018 and 2017, the Company recorded $0.1 million of SG&A expenses related to Lyle A Berman consulting agreement. Less than $0.1 million was due and payable by the Company as of June 30, 2018 and December 31, 2017 related to this agreement. The consulting agreement expired on July 31, 2018.

Note 14 – Subsequent Events

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the six months June 30, 2018.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding cost savings, synergies, growth opportunities and other financial and operating benefits of our acquisition of American Casino & Entertainment Properties, LLC (“American”), our pending acquisition of certain entities that own two resort casino properties in Laughlin, Nevada (as further described below) and our other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: the failure of our pending Laughlin, Nevada acquisition to close as anticipated; our ability to realize the anticipated cost savings, synergies and other benefits of our acquisition of American, our pending Laughlin, Nevada acquisition and our other acquisitions, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer, and Chief Strategy and Financial Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Casinos

On October 20, 2017, we completed the acquisition of all of the outstanding equity interests of American (the “American Acquisition”) for aggregate consideration of $787.6 million in cash (after giving effect to post-closing adjustments) and the issuance by us of approximately 4.0 million shares of our common stock to W2007/ACEP Holdings, LLC, a former American equity holder. The American Acquisition added four Nevada resort casino properties to our casino portfolio, including the Stratosphere Casino, Hotel & Tower (the “Stratosphere”) in Las Vegas. The results of operations of American and its subsidiaries have been included in our results subsequent to that date. See Note 3, Acquisitions, in the accompanying unaudited consolidated financial statements for additional information.

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

•

The Stratosphere: The Stratosphere is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. A gaming and entertainment complex, the Stratosphere comprises the iconic Stratosphere Tower, a casino, a hotel and a retail center. As of June 30, 2018, the Stratosphere featured an 80,000 sq. ft. casino and offered nearly 2,430 hotel rooms, 716 slots, 47 table games, a race and sports book, 12 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of June 30, 2018, our Arizona Charlie’s Decatur casino offered approximately 260 hotel rooms and a total of 1,037 slots, seven table games, race and sports books, five restaurants, and an approximately 300-seat bingo parlor, and our Arizona Charlie’s Boulder casino offered approximately 300 hotel rooms and a total of 836 slots, seven table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Aquarius: The Aquarius is located in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. The Aquarius caters primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of June 30, 2018, the Aquarius had approximately 1,900 hotel rooms and offered 1,217 slots, 33 table games and eight restaurants.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, the gateway to Death Valley National Park, approximately 60 miles from Las Vegas. Pahrump Nugget is our largest property in Pahrump, Nevada. As of June 30, 2018, Pahrump Nugget offered approximately 70 hotel rooms, 407 slots, 10 table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of June 30, 2018, our Gold Town Casino offered 225 slots and an approximately 100-seat bingo facility, and our Lakeside Casino & RV Park offered 182 slots and approximately 160 RV hook-up sites.

•

Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of June 30, 2018, Rocky Gap offered 665 slots, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center.

On July 14, 2018, we entered into a purchase agreement (the “Purchase Agreement”) with Marnell Gaming, LLC (the “Seller”) to acquire Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (collectively, the “Acquired Entities”). At the closing of the acquisition, we expect to pay the Seller $155 million in cash and issue to the Seller between 455,501 and 1,226,348 shares of our newly issued common stock (which was valued at signing at between $13 million and $35 million, based on the volume-weighted average trading price of our common stock for the twenty trading days ending on July 13, 2018), with the final amount based on the earnings before interest, taxes, depreciation, amortization, rent and management fees of the Acquired Entities from December 1, 2017 to November 30, 2018. Consummation of the acquisition is subject to the satisfaction or waiver of customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable gaming authority approvals, the absence of a material adverse effect regarding the Acquired Entities, and other customary closing conditions. We and the Seller have agreed that the closing of the transactions will not occur prior to January 1, 2019, unless otherwise agreed by the parties. We intend to finance the cash portion of the purchase price from a combination of borrowings under our revolving credit facility and cash on hand.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as grocery stores, convenience stores, liquor stores, restaurants, bars and taverns in Nevada and Montana. In addition, we operate wholly-owned branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. As of June 30, 2018, our distributed gaming operations comprised approximately 10,670 slots in over 1,000 locations.

Our wholly-owned branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of June 30, 2018, we operated 59 wholly-owned branded taverns, which offered a total of over 940 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also own a brewery in Las Vegas, PT’s Brewing Company, which produces craft beer for our taverns and casinos.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 and 2017.

					Increase (Decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		From Prior Year
(In thousands)	2018	2017	2018	2017	Three Months Ended June 30,	Six Months Ended June 30,
Revenues by segment
Casinos	$130,926	$26,179	$261,413	$50,469	$104,747	$210,944
Distributed Gaming	85,397	83,610	169,558	165,124	1,787	4,434
Corporate and other	220	96	361	175	124	186
Total revenues	216,543	109,885	431,332	215,768	106,658	215,564
Operating expenses by segment
Casinos	62,402	13,697	123,121	26,635	48,705	96,486
Distributed Gaming	66,612	64,648	131,962	127,474	1,964	4,488
Corporate and other	793	1	1,565	(4)	792	1,569
Total operating expenses	129,807	78,346	256,648	154,105	51,461	102,543
Selling, general and administrative	43,986	18,913	88,379	36,895	25,073	51,484
Depreciation and amortization	22,854	7,408	48,091	13,960	15,446	34,131
Acquisition expenses	194	2,066	1,306	2,066	(1,872)	(760)
Preopening expenses	389	574	837	846	(185)	(9)
Loss on disposal of property and equipment	218	—	295	—	218	295
Total expenses	197,448	107,307	395,556	207,872	90,141	187,684

Operating income	19,095	2,578	35,776	7,896	16,517	27,880
Non-operating expense, net	(14,604)	(2,000)	(26,136)	(3,683)	(12,604)	(22,453)
Income tax benefit (provision)	(897)	1,135	(2,116)	2,842	(2,032)	(4,958)
Net income	$3,594	$1,713	$7,524	$7,055	$1,881	$469

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Revenues

The $106.7 million, or 97%, increase in revenues for the three months ended June 30, 2018 compared to the prior year period resulted primarily from increases of $43.3 million, $28.4 million, $25.6 million and $9.3 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in the current year period of revenue from the American Acquisition which was consummated in October 2017.

The $104.7 million, or 400%, increase in revenues related to our Casinos segment for the three months ended June 30, 2018 compared to the prior year period resulted primarily from increases of $42.8 million, $27.1 million, $25.6 million and $9.2 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in the current year period of revenue from the American Acquisition. Additionally, revenue from Rocky Gap increased $0.7 million compared to the prior year period, primarily due to revised marketing efforts, partially offset by weather conditions in Maryland.

The $1.8 million, or 2%, increase in revenues related to our Distributed Gaming segment for the three months ended June 30, 2018 was primarily due to increases of $0.5 million in gaming revenues and $1.3 million in food and beverage revenues, reflecting a full period of revenues from the five taverns opened in 2017.

The $215.6 million, or 100%, increase in revenues for the six months ended June 30, 2018 compared to the prior year period resulted primarily from increases of $91.0 million, $56.1 million, $50.2 million and $18.2 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in the current year period of revenue from the American Acquisition which was consummated in October 2017.

The $210.9 million, or 418%, increase in revenues related to our Casinos segment for the six months ended June 30, 2018 compared to the prior year period resulted primarily from increases of $89.0 million, $53.7 million, $50.2 million and $18.1 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in the current year period of revenue from the American Acquisition. Additionally, revenue from Rocky Gap increased $0.3 million compared to the prior year period, primarily due to revised marketing efforts, partially offset by weather conditions in Maryland.

The $4.4 million, or 3%, increase in revenues related to our Distributed Gaming segment for the six months ended June 30, 2018 was primarily due to increases of $2.0 million in gaming revenues and $2.5 million in food and beverage revenues, reflecting the opening of two new taverns in the Las Vegas Valley in the first quarter of 2018 as well as a full period of revenues from the five taverns opened in 2017.

Operating Expenses

The $51.5 million, or 66%, increase in operating expenses for the three months ended June 30, 2018 compared to the prior year period resulted primarily from $17.3 million, $22.2 million and $11.8 million increases in gaming, food and beverage and room expenses, respectively, due primarily to the inclusion in the current year period of operating expenses relating to the resort casino properties acquired in the American Acquisition.

The $102.5 million, or 67%, increase in operating expenses for the six months ended June 30, 2018 compared to the prior year period resulted primarily from $36.0 million, $42.8 million and $22.9 million increases in gaming, food and beverage and room expenses, respectively, due primarily to the inclusion in the current year period of operating expenses relating to the resort casino properties acquired in the American Acquisition.

Selling, General and Administrative Expenses

The $25.1 million, or 133%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2018 compared to the prior year period resulted primarily from the inclusion in the current year period of SG&A expenses relating to the resort casino properties acquired in the American Acquisition.

The $51.5 million, or 140%, increase in SG&A expenses for the six months ended June 30, 2018 compared to the prior year period resulted primarily from the inclusion in the current year period of SG&A expenses relating to the resort casino properties acquired in the American Acquisition.

Within our Casinos segment, SG&A expenses increased $21.1 million, or 384%, for the three months ended June 30, 2018, and increased $42.3 million, or 401%, for the six months ended June 30, 2018, in each case compared to the prior year period, resulting primarily from the inclusion in the current year period of SG&A related to the American Acquisition. The majority of the SG&A expenses in this segment comprised marketing and advertising, building and rent expense, bonus and payroll taxes. SG&A expenses at Rocky Gap did not change significantly in the current year period compared to the prior year period.

Within our Distributed Gaming segment, SG&A expenses increased $1.6 million, or 35%, for the three months ended June 30, 2018, and increased $2.0 million, or 20%, for the six months ended June 30, 2018, in each case compared to the prior year period, reflecting the opening of two new taverns in the Las Vegas Valley in the first quarter of 2018 and the impacts of the adoption of the revenue recognition standard. See Note 2, Revenue Recognition, for further information.

Acquisition Expenses

Acquisition expenses during the three and six months ended June 30, 2018 related to the pending acquisition of the Acquired Entities and the American Acquisition.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During the three and six months ended June 30, 2018 and 2017, preopening expenses related primarily to costs incurred in the opening of new taverns in the Las Vegas Valley.

Depreciation and Amortization

The increase in depreciation and amortization expenses for each of the three and six months ended June 30, 2018 compared to the prior year period, was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the American Acquisition.

Non-Operating Expense, Net

Non-operating expense, net increased $12.6 million for the three months ended June 30, 2018 compared to the prior year period, primarily due to a $14.1 million increase in interest expense from the substantially higher level of indebtedness under our senior secured credit facilities following the American Acquisition, partially offset by a gain on change in fair value of derivative of $1.5 million.

Non-operating expense, net increased $22.5 million for the six months ended June 30, 2018 compared to the prior year period, primarily due to a $27.1 million increase in interest expense from the substantially higher level of indebtedness under our senior secured credit facilities following the American Acquisition, partially offset by a gain on change in fair value of derivative of $4.7 million.

Income Taxes

Our effective tax rate was 22.0% and (67.5)% for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the effective tax rate differed from the federal tax rate of 21% primarily due to financial reporting expenditures that are not deductible for tax purposes. For the six months ended June 30, 2017, the effective tax rate differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred taxes.

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

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Adjusted EBITDA	$46,296	$15,003	$92,190	$28,572
Depreciation and amortization	(22,854)	(7,408)	(48,091)	(13,960)
Acquisition expenses	(194)	(2,066)	(1,306)	(2,066)
Loss on disposal of property and equipment	(218)	—	(295)	—
Share-based compensation	(2,758)	(2,322)	(4,602)	(3,749)
Preopening expenses	(389)	(574)	(837)	(846)
Class action litigation expenses	(218)	(55)	(335)	(55)
Executive severance	(371)	—	(558)	—
Other, net	(199)	—	(390)	—
Operating income	19,095	2,578	35,776	7,896
Non-operating income (expense)
Interest expense, net	(16,066)	(2,000)	(30,809)	(3,683)
Change in fair value of derivative	1,462	—	4,673	—
Total non-operating expense, net	(14,604)	(2,000)	(26,136)	(3,683)

Income before income tax benefit (provision)	4,491	578	9,640	4,213
Income tax benefit (provision)	(897)	1,135	(2,116)	2,842
Net income	$3,594	$1,713	$7,524	$7,055

Liquidity and Capital Resources

As of June 30, 2018, we had $140.3 million in cash and cash equivalents and no short-term investments. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

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

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2018 increased $30.2 million compared to the prior year period due primarily to the flow-through effect of higher revenues.

Net cash used in investing activities was $27.4 million for the six months ended June 30, 2018, compared to $13.7 million for the prior year period. The increase in net cash used in investing activities as compared to the prior year period was primarily due to capital expenditures undertaken in the first half of 2018.

Net cash provided by financing activities totaled $20.0 million for the six months ended June 30, 2018, and primarily related to net proceeds to us in the underwritten public offering completed in January 2018, partially offset by repayments under our first lien senior secured credit facility. Net cash used in financing activities was $10.3 million for the six months ended June 30, 2017, primarily related to proceeds from borrowings, net of repayments, under our former senior secured credit facility.

Senior Secured Credit Facilities

As of June 30, 2018, our senior secured credit facilities consisted of a $940 million senior secured first lien credit facility (consisting of $800 million in term loans and a $140 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”). On June 11, 2018, we entered into Incremental Joinder Agreement No. 1 with JPMorgan Chase Bank, N.A. and the lenders party thereto, pursuant to which the size of the revolving credit facility under the First Lien Facility was increased from $100 million to $140 million. As of June 30, 2018, $796 million and $200 million of term loan borrowings were outstanding under our First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of June 30, 2018 of $140 million.

Borrowings under each of the Credit Facilities bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility under the First Lien Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The applicable margin for the Second Lien Term Loan is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of between 0.375% and 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of June 30, 2018, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.6%.

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

Under the Credit Facilities, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loans under the Credit Facilities under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If we default under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facilities as of June 30, 2018.

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

A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the adoption of ASC 606 on January 1, 2018, during the first quarter 2018, there were no newly identified or material changes to our critical accounting policies and estimates, as discussed in our Annual Report on Form 10-

K for the year ended December 31, 2017. See Note 1, Nature of Business and Basis of Presentation and Note 2, Revenue Recognition, in the notes to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our updated revenue recognition and loyalty program accounting policies, including estimates inherent in the accounting of such items, and the impact of adoption of ASC 606 on our unaudited consolidated financial statements.

Commitments and Contractual Obligations

No significant changes occurred in the second quarter of 2018 to the contractual commitments discussed under Part II. Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2018, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facilities.

As of June 30, 2018, we had $796 million in principal amount of outstanding borrowings under the First Lien Facility, and $200 million in principal amount of outstanding borrowings under the Second Lien Term Loan. Our primary interest rate under the Credit Facilities is the Eurodollar rate plus an applicable margin. As of June 30, 2018, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.6%. Assuming the outstanding balance under our Credit Facilities remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $5.0 million over a twelve-month period.

As of June 30, 2018, our investment portfolio included $140.3 million in cash and cash equivalents. As of June 30, 2018, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

On October 20, 2017, the American Acquisition was completed. Management has begun the evaluation of the internal control structures of American. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded American from our evaluation of our disclosure controls and procedures as of June 30, 2018. We have reported the operating results of American in our consolidated statements of operations and cash flows from the acquisition date through June 30, 2018. As of June 30, 2018, total assets related to American represented approximately 66.2% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of June 30, 2018. Revenues from American comprised approximately 48.1% and 48.9%, respectively, of our consolidated revenues for the three and six months ended June 30, 2018. We will include American in our evaluation of internal control over financial reporting as of December 31, 2018.

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, on October 20, 2017, the American Acquisition was completed. Management excluded American from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our integration of American may lead us to modify certain internal controls in future periods.

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

In February 2018, a prior guest of the Stratosphere filed a purported class action complaint against us in the United States District Court, District of Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleges that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposes a national moratorium on the taxation of Internet access by states and their political subdivisions, and seeks, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. We were served the complaint on May 4, 2018. On June 21, 2018, the plaintiffs filed a notice of voluntary dismissal of the case against us. The plaintiffs in this matter may determine to refile the case in the applicable state court. While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, we believe that these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

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

2.1*

Purchase Agreement, dated as of July 14, 2018, by and between Golden Entertainment, Inc. and Marnell Gaming, LLC  (incorporated by reference to Exhibit 2.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated July 14, 2018, filed on July 16, 2018)

10.1

Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent) (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated June 11, 2018, filed on June 12, 2018)

10.2#	Golden Entertainment, Inc. Non-Employee Director Compensation Program

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished to the Securities and Exchange Commission upon request

# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 8, 2018	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
Executive Vice President, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)