Form 10-Q
period 2018-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2018-11-09
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2018, the registrant had 27,991,425 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$132,367	$90,579
Accounts receivable, net	15,146	14,692
Prepaid expenses	16,802	19,397
Inventories	5,852	5,594
Other	2,294	2,817
Total current assets	172,461	133,079
Property and equipment, net	886,534	895,241
Goodwill	158,134	158,134
Intangible assets, net	144,815	157,692
Deferred income taxes	7,893	7,787
Other assets	20,423	13,242
Total assets	$1,390,260	$1,365,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital leases	$8,859	$9,759
Accounts payable	19,933	19,470
Accrued taxes, other than income taxes	6,374	6,664
Accrued payroll and related	15,775	22,570
Accrued liabilities	18,135	20,373
Total current liabilities	69,076	78,836
Long-term debt, net	960,470	963,200
Other long-term obligations	3,277	3,226
Total liabilities	1,032,823	1,045,262
Commitments and contingencies (Note 11)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 27,952 and 26,413 common shares issued and outstanding, respectively	280	264
Additional paid-in capital	432,618	399,510
Accumulated deficit	(75,461)	(79,861)
Total shareholders' equity	357,437	319,913
Total liabilities and shareholders' equity	$1,390,260	$1,365,175

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Gaming	$127,764	$86,644	$394,173	$262,079
Food and beverage	41,999	15,169	128,024	45,061
Rooms	28,104	2,237	81,737	5,646
Other	12,470	3,610	37,735	10,642
Total revenues	210,337	107,660	641,669	323,428
Expenses
Gaming	76,465	61,434	232,663	185,575
Food and beverage	34,508	13,170	103,451	39,346
Rooms	13,109	601	36,965	1,574
Other operating	3,805	1,242	11,456	4,057
Selling, general and administrative	47,479	19,439	135,858	56,334
Depreciation and amortization	23,330	7,539	71,421	21,499
Acquisition expenses	1,123	2,975	2,429	5,041
Preopening expenses	21	282	858	1,128
Gain on contingent consideration	—	(1,719)	—	(1,719)
Loss on disposal of property and equipment	774	308	1,069	308
Total expenses	200,614	105,271	596,170	313,143
Operating income	9,723	2,389	45,499	10,285
Non-operating income (expense)
Interest expense, net	(16,291)	(1,885)	(47,100)	(5,568)
Change in fair value of derivative	1,222	—	5,895	—
Total non-operating expense, net	(15,069)	(1,885)	(41,205)	(5,568)
Income (loss) before income tax benefit	(5,346)	504	4,294	4,717
Income tax benefit	2,222	8,051	106	10,893
Net income (loss)	$(3,124)	$8,555	$4,400	$15,610

Weighted-average common shares outstanding
Basic	27,655	22,266	27,405	22,280
Dilutive impact of stock options and restricted stock units	—	1,825	1,787	1,167
Diluted	27,655	24,091	29,192	23,447
Net income (loss) per share
Basic	$(0.11)	$0.38	$0.16	$0.70
Diluted	$(0.11)	$0.36	$0.15	$0.67

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$4,400	$15,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,421	21,499
Amortization of debt issuance costs and discounts on debt	3,799	561
Share-based compensation	7,063	5,352
Loss on disposal of property and equipment	1,069	308
Gain on revaluation of contingent consideration	—	(1,719)
Change in fair value of derivative	(5,895)	—
Deferred income taxes	(106)	(10,798)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(454)	(1,419)
Income taxes	—	2,142
Prepaid expenses	2,494	(2,209)
Inventories and other current assets	266	(455)
Other assets	(486)	(559)
Accounts payable and other accrued expenses	(10,312)	5,322
Accrued taxes, other than income taxes	(290)	(2,065)
Other liabilities	52	236
Net cash provided by operating activities	73,021	31,806
Cash flows from investing activities
Purchase of property and equipment	(48,939)	(18,383)
Deposit paid for asset purchase	(800)	(2,467)
Asset purchase	(300)	(196)
Net cash used in investing activities	(50,039)	(21,046)
Cash flows from financing activities
Repayments of term loans	(6,000)	(9,000)
Repayments of revolving credit facility	—	(4,000)
Borrowings under revolving credit facility	—	1,000
Repayments of notes payable	(321)	(3,049)
Proceeds from leased equipment obligation	—	742
Principal payments under capital leases	(838)	(608)
Debt issuance costs	(95)	—
Proceeds from issuance of common stock	27,242	168
Tax withholding on share-based payments	(820)	—
Stock issuance costs	(362)	—
Net cash provided by (used in) financing activities	18,806	(14,747)
Cash and cash equivalents
Net increase (decrease) for the period	41,788	(3,987)
Balance, beginning of period	90,579	46,898
Balance, end of period	$132,367	$42,911
Supplemental cash flow disclosures
Cash paid for interest	$44,648	$5,073
Non-cash investing and financing activities
Payables incurred for capital expenditures	$3,680	$4,317
Notes payable issued for property and equipment	—	717
Assets acquired under capital lease obligations	237	3,015

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

Change in Depreciable Lives of Property and Equipment

During the quarter ended June 30, 2018, the Company completed an analysis associated with planned renovations of certain assets acquired in the American Acquisition (see Note 3, Acquisitions). As a result, effective April 1, 2018, the Company changed its estimated useful lives on certain buildings and land improvements to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of buildings and building improvements that previously averaged ten years were increased to an average of 19 years. The effect of this change in estimated useful lives on the Company’s results of operations for the three months ended September 30, 2018 was to reduce depreciation expense by $2.1 million, reduce net loss by $2.5 million, and reduce both basic and diluted loss per share by $0.09. The effect of this change in estimated useful lives on the Company’s results of operations for the nine months ended September 30, 2018 was to reduce depreciation expense by $4.3 million, increase net income by $4.2 million, and increase basic and diluted earnings per share by $0.15 and $0.14, respectively.

Net Income Per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net loss for the quarter ended September 30, 2018, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were 1,870,290 for quarter ended September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company has begun planning its assessment and implementation process, including determining the completeness of its lease population, and is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures. While the income statement is not expected to be materially impacted, the Company expects adoption to have a material impact on the balance sheet due to recognition of right-of-use assets and lease liabilities. The Company also anticipates expanded footnote disclosures related to its leases under the new guidance. The Company’s evaluation of ASU 2016-02 and related guidance pertaining to improvements to ASU 2016-02, including ASU 2018-10 and ASU 2018-11, is ongoing and may identify additional impacts on its consolidated financial statements and related disclosures prior to adoption.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which provides guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

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

The Company generally enters into three types of slot and amusement device placement contracts as part of its distributed gaming business: space agreements, revenue share agreements and participation agreements. Under space agreements, the Company pays a fixed monthly rental fee for the right to install, maintain and operate the Company’s slots at a business location. Under these agreements, the Company recognizes all gaming revenue and records fixed monthly rental fees as gaming expenses in the consolidated statement of operations. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location. With regard to both space and revenue share agreements, the Company holds the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. In Montana, the Company’s slot and amusement device placement contracts are all revenue share agreements. In its distributed gaming business, the Company considers its customer to be the gaming player since the Company controls all aspects of the slot machines. Due to the maintaining of control of the services directly before they are transferred to the customer, the Company is considered to be the principal in these transactions and therefore records revenue on a gross basis.

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

The outstanding chip liability represents the collective amounts owed to patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liabilities represent a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. As of September 30, 2018 and December 31, 2017, the amount of gaming liabilities was $11.4 million and $12.2 million, respectively.

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

Adoption of the new standard did not have a significant impact on the Company’s previously reported net revenues, expenses, operating income, and net income. The impact of adoption of the new standard to previously reported selected financial statement information was as follows:

	Three Months Ended September 30, 2017
(In thousands)	As Reported	Adjustments	As Adjusted
Gross revenues	$113,748	$(6,088)	$107,660
Promotional allowances	(5,426)	5,426	—
Net revenues	108,322	(662)	107,660
Operating income	2,389	—	2,389
Net income	8,555	—	8,555

	Nine Months Ended September 30, 2017
(In thousands)	As Reported	Adjustments	As Adjusted
Gross revenues	$342,045	$(18,617)	$323,428
Promotional allowances	(16,584)	16,584	—
Net revenues	325,461	(2,033)	323,428
Operating income	10,285	—	10,285
Net income	15,610	—	15,610

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

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of American for the three and nine months ended September 30 2017, adjusted to give effect to the American Acquisition, related transactions (including the refinancing), and the adoption of ASC 606.

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2017	September 30, 2017
Pro forma combined revenues	$214,625	$638,658
Pro forma combined net income	13,883	31,751
Weighted-average common shares outstanding:
Basic	26,312	26,326
Diluted	28,137	27,493
Pro forma combined net income per share:
Basic	$0.53	$1.21
Diluted	0.49	1.15

Laughlin Acquisition

On July 14, 2018, the Company entered into a purchase agreement with Marnell Gaming, LLC (the “Seller”) to acquire Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (collectively, the “Acquired Entities”). At the closing of the acquisition, the Company expects to pay the Seller $155 million in cash and issue to the Seller between 455,501 and 1,226,348 shares of the Company’s newly issued common stock (which was valued at signing at between $13 million and $35 million, based on the volume-weighted average trading price of the Company’s common stock for the twenty trading days ending on July 13, 2018), with the final amount based on the earnings before interest, taxes, depreciation, amortization, rent and management fees of the Acquired Entities from December 1, 2017 to November 30, 2018. Consummation of the acquisition is subject to the satisfaction or waiver of customary closing conditions, applicable gaming authority approvals, the absence of a material adverse effect regarding the Acquired Entities, and other customary closing conditions. The Company and the Seller have agreed that the closing of the transactions will not occur prior to January 1, 2019, unless otherwise agreed by the parties. The Company intends to finance the cash portion of the purchase price from a combination of borrowings under the Company’s revolving credit facility and cash on hand.

Note 4 – Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Land	$121,081	$121,081
Building and site improvements	716,732	705,266
Furniture and equipment	140,966	125,339
Construction in process	29,095	6,972
Property and equipment	1,007,874	958,658
Less: Accumulated depreciation	(121,340)	(63,417)
Property and equipment, net	$886,534	$895,241

Depreciation expense for property and equipment, including capital leases, was $18.8 million and $5.6 million for the three months ended September 30, 2018 and 2017, respectively, and $58.2 million and $15.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Gaming liabilities	$11,396	$12,209
Interest	482	1,770
Deposits	2,846	—
Other accrued liabilities	3,411	6,394
Total accrued liabilities	$18,135	$20,373

Note 6 – Long-Term Debt

Long-term debt, net, consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Term loans	$994,000	$1,000,000
Capital lease obligations	5,238	5,839
Notes payable	426	1,159
Total long-term debt	999,664	1,006,998
Less unamortized discount	(26,771)	(30,122)
Less unamortized debt issuance costs	(3,564)	(3,917)
	969,329	972,959
Less current maturities	(8,859)	(9,759)
Long-term debt, net	$960,470	$963,200

Senior Secured Credit Facilities

As of September 30, 2018, the Company’s senior secured credit facilities consisted of a $940 million senior secured first lien credit facility (consisting of $800 million in term loans and a $140 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”).

On June 11, 2018, the Company entered into Incremental Joinder Agreement No. 1 with JPMorgan Chase Bank, N.A. and the lenders party thereto, pursuant to which the size of the revolving credit facility under the First Lien Facility was increased from $100 million to $140 million.

As of September 30, 2018, $794 million and $200 million of term loan borrowings were outstanding under the Company’s First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and the Company’s revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of September 30, 2018 of $140 million.

As of September 30, 2018, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facilities was approximately 5.7%.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility are repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity. The term loans under the Second Lien Term Loan are repayable in full at maturity on October 20, 2025.

The Company was in compliance with its financial covenants under the Credit Facilities as of September 30, 2018.

Note 7 – Stock Incentive Plans and Share-Based Compensation

As of September 30, 2018, 1,007,154 shares of the Company’s common stock were available for grants of awards under the Company’s 2015 Incentive Award Plan (the “2015 Plan”), which includes the annual increase in the number of shares available for grant on January 1, 2018 of 1,056,505 shares.

Stock Options

The following table summarizes the Company’s stock option activity:

	Stock Options
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2018	4,375,929	$10.73
Granted	—
Exercised	(733,033)	$7.05
Cancelled	(117,635)	$12.15
Outstanding at September 30, 2018	3,525,261	$11.44
Exercisable and Vested at September 30, 2018	2,056,168	$10.25

Share-based compensation expense related to stock options was $1.1 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $4.0 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $8.3 million as of September 30, 2018, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units and Performance Stock Units

On March 14, 2018, the Compensation Committee of the Board of Directors of the Company approved a new long-term incentive structure for equity awards to be granted to the executive officers of the Company under the 2015 Plan. Under this new structure, commencing in the first quarter of 2018, the executive officers of the Company receive long-term equity awards in a combination of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). The number of PSUs that will be eligible to vest will be determined based on the Company’s attainment of performance goals set by the Compensation Committee. Following the two-year performance period, the number of “vesting eligible” PSUs will then be subject to one additional year of time-based vesting. Share-based compensation costs related to RSU and PSU awards are calculated based on the market price on the date of the grant. The Company periodically reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjusts the stock compensation expense accordingly.

The following table summarizes the Company’s RSU and PSU activity:

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares(1)	Date Fair Value
Outstanding at January 1, 2018	—		62,791	$27.87
Granted	241,542	$29.09	108,957	$28.72
Vested	—		—
Cancelled	(8,081)	$28.72	—
Outstanding at September 30, 2018	233,461	$29.10	171,748	$28.41

__________________

(1)

The number of shares listed for PSUs as outstanding at January 1, 2018 and granted in 2018 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest will vary depending on whether or not the Company meets or exceeds the applicable threshold, target or maximum performance goals for the PSUs. With respect to 108,957 of the listed “target” number of PSUs, 200% of the “target” number of PSUs will be eligible to vest at “maximum” performance levels.

Outstanding PSUs as of December 31, 2017 were combined with the RSUs in the Company’s Annual Report on Form 10-K previously filed with the SEC.

Share-based compensation expense related to RSUs was $1.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. Share-based compensation expense related to PSUs was $0.3 million and $0.8 million for the three and nine months ended September 30, 2018, respectively. There was no share-based compensation expense related to PSUs in 2017.

As of September 30, 2018, there was $4.5 million and $3.2 million of unamortized compensation expense related to unvested RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.5 years for RSUs and 2.8 years for PSUs.

Note 8 – Income Taxes

The Company’s effective tax rate was (2.5)% and (231.33)% for the nine months ended September 30, 2018 and 2017, respectively.

Income tax benefit was $0.1 million for the nine months ended September 30, 2018, which was attributed primarily to excess tax benefits from stock options exercised during the third quarter of 2018. Income tax benefit was $10.9 million for the nine months ended September 30, 2017, which was attributed primarily to a partial release of valuation allowance on deferred tax assets.

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

The Company’s income taxes receivable was $0.2 million as of September 30, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. As of September 30, 2018, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. For any amounts the Company has not been able to make a reasonable estimate, it will continue to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the Tax Act.

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

The carrying values of cash and cash equivalents, accounts receivable and payable, short-term borrowings and accrued and other current liabilities approximate fair value because of the short duration of these financial instruments. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s long-term debt approximated the carrying value because the terms were recently negotiated and based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

As of September 30, 2018, the Company had one derivative instrument outstanding from which the Company will receive cash payments at the end of each period in which the interest rate exceeds the agreed upon strike price (the “Interest Rate Cap”), with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of its Interest Rate Cap derivative to estimate fair value quarterly. The fair value of the Company’s asset under its Interest Rate Cap is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. Fair value of the Company’s Interest Rate Cap at September 30, 2018 was $9.2 million. As the Company elected to not apply hedge accounting, the change in fair value of this Interest Rate Cap was recorded in the consolidated statement of operations.

Note 10 – Leases

Rental Income

The Company recorded rental revenue of $1.9 million for the three months ended September 30, 2018 and no rental revenue during the three months ended September 30, 2017. The Company recorded rental revenue of $5.5 million for the nine months ended September 30, 2018 and de minmus amount for the nine months ended September 30, 2017.

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

Operating lease rental expense associated with all operating leases, which is calculated on a straight-line basis, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Space agreements	$9,559	$9,245	$28,981	$27,884
Related party leases	384	469	1,175	1,550
Other operating leases	3,805	3,430	11,215	9,958
Total rent expense	$13,748	$13,144	$41,371	$39,392

Note 11 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space agreements described above in Note 10, Leases, the Company also enters into slot placement contracts in the form of revenue share and participation agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. During the three and nine months ended September 30, 2018, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $35.5 million and $110.1 million, respectively, including $0.2 million and $0.7 million, respectively, under revenue share and participation agreements with related parties, as described in Note 13, Related Party Transactions. During the three and nine months ended September 30, 2017, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $35.4 million and $107.0 million, respectively, including $0.3 million and $0.8 million, respectively, under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of revenue share agreements. Under these revenue share agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three months ended September 30, 2018 and 2017, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were $0.3 million and $0.2 million, respectively. During the nine months ended September 30, 2018 and 2017, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were $1.1 million and $1.0 million, respectively.

Capital Lease Financing Agreement

In June 2018 the Company entered into a capital lease financing arrangement for external and internal lighting and renovations at the Stratosphere. Construction commenced in the third quarter of 2018 and is expected to be completed in the first quarter of 2019. The total amount to be paid is $9.6 million, of which $8.5 million will be financed over a 36-month period.

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which the Company has recorded reserves of $1.7 million for claims as of September 30, 2018. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters should not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against the Company in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuits allege that the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. The Company agreed to settle the first of these cases in the fourth quarter of 2017 and the second of these cases in the third quarter of 2018. Both settlements are subject to court approval and are included in the Company’s recorded reserves of $1.7 million at September 30, 2018.

On August 31, 2018, prior guests of the Stratosphere filed a purported class action complaint against the Company in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleges that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposes a national moratorium on the taxation of Internet access by states and their political subdivisions, and seeks, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. The Company has not yet been served on this complaint.

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

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended September 30, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$60,440	$67,324	$—	$127,764
Food and beverage	29,666	12,333	—	41,999
Rooms	28,104	—	—	28,104
Other	10,627	1,531	312	12,470
Total revenues	$128,837	$81,188	$312	$210,337

Net income (loss)	$19,113	$5,014	$(27,251)	$(3,124)
Depreciation and amortization	17,667	5,292	371	23,330
Acquisition expenses	—	—	1,123	1,123
Loss on disposal of property and equipment	770	4	—	774
Share-based compensation	37	3	2,743	2,783
Preopening expenses	—	73	(52)	21
Class action litigation expenses	—	—	219	219
Executive severance	54	1	65	120
Other, net	—	—	50	50
Interest expense, net	25	21	16,245	16,291
Change in fair value of derivative	—	—	(1,222)	(1,222)
Income tax benefit	—	—	(2,222)	(2,222)
Adjusted EBITDA	$37,666	$10,408	$(9,931)	$38,143

	Three Months Ended September 30, 2017
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$19,958	$66,686	$—	$86,644
Food and beverage	3,674	11,495	—	15,169
Rooms	2,237	—	—	2,237
Other	1,552	1,966	92	3,610
Total revenues	$27,421	$80,147	$92	$107,660

Net income (loss)	$6,686	$7,517	$(5,648)	$8,555
Depreciation and amortization	2,202	4,937	400	7,539
Acquisition expenses	—	—	2,975	2,975
Loss on disposal of property and equipment	35	272	1	308
Gain on contingent consideration	—	(1,719)	—	(1,719)
Share-based compensation	—	—	1,603	1,603
Preopening expenses	—	121	161	282
Class action litigation expenses	—	—	1,530	1,530
Sign-on bonuses	—	—	166	166
Interest expense, net	5	41	1,839	1,885
Income tax benefit	—	—	(8,051)	(8,051)
Adjusted EBITDA	$8,928	$11,169	$(5,024)	$15,073

	Nine Months Ended September 30, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$186,828	$207,345	$—	$394,173
Food and beverage	90,405	37,619	—	128,024
Rooms	81,737	—	—	81,737
Other	31,280	5,782	673	37,735
Total revenues	$390,250	$250,746	$673	$641,669

Net income (loss)	$67,190	$20,014	$(82,804)	$4,400
Depreciation and amortization	54,714	15,419	1,288	71,421
Acquisition expenses	—	—	2,429	2,429
Loss on disposal of property and equipment	1,050	19	—	1,069
Share-based compensation	37	3	7,345	7,385
Preopening expenses	—	309	549	858
Class action litigation expenses	16	195	343	554
Executive severance	273	38	367	678
Other, net	144	167	129	440
Interest expense, net	74	93	46,933	47,100
Change in fair value of derivative	—	—	(5,895)	(5,895)
Income tax benefit	—	—	(106)	(106)
Adjusted EBITDA	$123,498	$36,257	$(29,422)	$130,333

	Nine Months Ended September 30, 2017
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$57,385	$204,694	$—	$262,079
Food and beverage	10,747	34,314	—	45,061
Rooms	5,646	—	—	5,646
Other	4,112	6,263	267	10,642
Total revenues	$77,890	$245,271	$267	$323,428

Net income (loss)	$16,365	$23,596	$(24,351)	$15,610
Depreciation and amortization	5,798	14,513	1,188	21,499
Acquisition expenses	—	—	5,041	5,041
Loss on disposal of property and equipment	35	272	1	308
Gain on contingent consideration	—	(1,719)	—	(1,719)
Share-based compensation	—	—	5,352	5,352
Preopening expenses	—	730	398	1,128
Class action litigation expenses	—	—	1,585	1,585
Sign-on bonuses	—	—	166	166
Interest expense, net	(34)	361	5,241	5,568
Income tax benefit	—	—	(10,893)	(10,893)
Adjusted EBITDA	$22,164	$37,753	$(16,272)	$43,645

Total Segment Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at September 30, 2018	$1,012,607	$297,151	$80,502	$1,390,260

Balance at December 31, 2017	$1,039,025	$298,453	$27,697	$1,365,175

Note 13 – Related Party Transactions

As of September 30, 2018, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The rent expense for the office headquarters building was $0.3 million for each of the three months ended September 30, 2018 and 2017, and $1.0 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. There were no amounts and $0.1 million owed by the Company with respect to such lease as of September 30, 2018 and December 31, 2017, respectively. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. There was less than $0.1 million of rental income under such sublease for each of the three and nine months ended September 30, 2018. There was no rental income and less than $0.1 million of rental income under such sublease for the three and nine months ended September 30, 2017, respectively. No amounts were owed to the Company under such sublease at September 30, 2018 or December 31, 2017. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

As of September 30, 2018, the Company leased one tavern location from a trust controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. In addition, a second tavern location that the Company had previously leased from related parties was sold in January 2018 to an unrelated third party. The rent expense for tavern locations leased from related parties (including sold tavern locations for the periods in which the leases were with related parties) was $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. There were no amounts owed by the Company with respect to such leases as of September 30, 2018 and December 31, 2017.

During each of the three months ended September 30, 2018 and 2017, the Company paid less than $0.1 million under aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. a company controlled by Mr. Sartini. During each of the nine months ended September 30, 2018 and 2017, the Company paid $0.2 million and $0.1 million, respectively, under aircraft time-sharing, co-user and cost-sharing agreements. The Company owed less than $0.1 million under the aircraft time-sharing, co-user and cost-sharing agreements as of September 30, 2018 and December 31, 2017.

During the three months ended September 30, 2018 and 2017, the Company recorded revenues of $0.2 million and $0.3 million, respectively, and the Company recorded gaming expenses of $0.2 million and $0.3 million, respectively, related to the use of the Company’s slots at a distributed gaming location owned in part by Sean T. Higgins, who serves as the Company’s Executive Vice President of Compliance and Governmental Affairs and Chief Legal Officer. During each of the nine months ended September 30, 2018 and 2017, the Company recorded revenues of $0.7 million and $0.9 million, respectively, and the Company recorded gaming expenses of $0.7 million and $0.8 million, respectively, related to the use of the Company’s slots at a distributed gaming location owned in part by Mr. Higgins. De minimis amounts were owed to the Company and were due and payable by the Company related to this arrangement as of September 30, 2018 and no amount was due and payable by the Company as of December 31, 2017.

During each of the three months ended September 30, 2018 and 2017, the Company recorded selling, general and administrative (“SG&A”) expenses of less than $0.1 million related to a three-year consulting agreement between the Company and Lyle A. Berman, who serves on the Board of Directors of the Company. During each of the nine months ended September 30, 2018 and 2017, the Company recorded $0.2 million of SG&A expenses related to the Lyle A. Berman consulting agreement. No amount was due and payable by the Company as of September 30, 2018 and December 31, 2017 related to this agreement. The consulting agreement expired on July 31, 2018.

Note 14 – Subsequent Events

On November 7, 2018, the Board of Directors authorized the Company to repurchase up to $25 million shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On November 8, 2018, the Company entered into Incremental Joinder Agreement No. 2, pursuant to which the size of the revolving credit facility under the First Lien Facility was increased from $140 million to $200 million.

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no other subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the nine months September 30, 2018.

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

•

The Stratosphere: The Stratosphere is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. A gaming and entertainment complex, the Stratosphere comprises the iconic Stratosphere Tower, a casino, a hotel and a retail center. As of September 30, 2018, the Stratosphere featured an 80,000 sq. ft. casino and offered 2,429 hotel rooms, 728 slots, 47 table games, a race and sports book, 10 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of September 30, 2018, our Arizona Charlie’s Decatur casino offered 259 hotel rooms and a total of 1,033 slots, seven table games, race and sports books, five restaurants, and an approximately 400-seat bingo parlor, and our Arizona Charlie’s Boulder casino offered 303 hotel rooms and a total of 833 slots, seven table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Aquarius: The Aquarius is located in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. The Aquarius caters primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of September 30, 2018, the Aquarius had 1,906 hotel rooms and offered 1,221 slots, 33 table games and eight restaurants.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, the gateway to Death Valley National Park, approximately 60 miles from Las Vegas. Pahrump Nugget is our largest property in Pahrump, Nevada. As of September 30, 2018, Pahrump Nugget offered 69 hotel rooms, 415 slots, 10 table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of September 30, 2018, our Gold Town Casino offered 229 slots and an approximately 100-seat bingo facility, and our Lakeside Casino & RV Park offered 184 slots and approximately 160 RV hook-up sites.

•

Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of September 30, 2018, Rocky Gap offered 665 slots, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with 198 hotel rooms, as well as an event and conference center.

On July 14, 2018, we entered into a purchase agreement with Marnell Gaming, LLC (the “Seller”) to acquire Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (collectively, the “Acquired Entities”). At the closing of the acquisition, we expect to pay the Seller $155 million in cash and issue to the Seller between 455,501 and 1,226,348 shares of our newly issued common stock (which was valued at signing at between $13 million and $35 million, based on the volume-weighted average trading price of our common stock for the twenty trading days ending on July 13, 2018), with the final amount based on the earnings before interest, taxes, depreciation, amortization, rent and management fees of the Acquired Entities from December 1, 2017 to November 30, 2018. Consummation of the acquisition is subject to the satisfaction or waiver of customary closing conditions, applicable gaming authority approvals, the absence of a material adverse effect regarding the Acquired Entities, and other customary closing conditions. We and the Seller have agreed that the closing of the transactions will not occur prior to January 1, 2019, unless otherwise agreed by the parties. We intend to finance the cash portion of the purchase price from a combination of borrowings under our revolving credit facility and cash on hand.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as grocery stores, convenience stores, liquor stores, restaurants, bars and taverns in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we operate wholly-owned branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of September 30, 2018, our distributed gaming operations comprised approximately 10,660 slots in over 1,000 locations.

Our wholly-owned branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of September 30, 2018, we operated 60 wholly-owned branded taverns, which offered a total of over 950 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also own a brewery in Las Vegas, PT’s Brewing Company, which produces craft beer for our taverns and casinos.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 and 2017.

					Increase (Decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		From Prior Year
(In thousands)	2018	2017	2018	2017	Three Months Ended September 30,	Nine Months Ended September 30,
Revenues by segment
Casinos	$128,837	$27,421	$390,250	$77,890	$101,416	$312,360
Distributed Gaming	81,188	80,147	250,746	245,271	1,041	5,475
Corporate and other	312	92	673	267	220	406
Total revenues	210,337	107,660	641,669	323,428	102,677	318,241
Operating expenses by segment
Casinos	62,818	13,062	185,939	39,697	49,756	146,242
Distributed Gaming	64,243	63,386	196,205	190,860	857	5,345
Corporate and other	826	(1)	2,391	(5)	827	2,396
Total operating expenses	127,887	76,447	384,535	230,552	51,440	153,983
Selling, general and administrative	47,479	19,439	135,858	56,334	28,040	79,524
Depreciation and amortization	23,330	7,539	71,421	21,499	15,791	49,922
Acquisition expenses	1,123	2,975	2,429	5,041	(1,852)	(2,612)
Preopening expenses	21	282	858	1,128	(261)	(270)
Gain on contingent consideration	—	(1,719)	—	(1,719)	1,719	1,719
Loss on disposal of property and equipment	774	308	1,069	308	466	761
Total expenses	200,614	105,271	596,170	313,143	95,343	283,027

Operating income	9,723	2,389	45,499	10,285	7,334	35,214
Non-operating expense, net	(15,069)	(1,885)	(41,205)	(5,568)	(13,184)	(35,637)
Income tax benefit	2,222	8,051	106	10,893	(5,829)	(10,787)
Net income (loss)	$(3,124)	$8,555	$4,400	$15,610	$(11,679)	$(11,210)

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Revenues

The $102.7 million, or 95%, increase in revenues for the three months ended September 30, 2018 compared to the prior year period resulted primarily from increases of $41.1 million, $26.8 million, $25.9 million and $8.9 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the impact of revenue in the current year period from the American Acquisition which was consummated in October 2017.

The $101.4 million, or 370%, increase in revenues related to our Casinos segment for the three months ended September 30, 2018 compared to the prior year period resulted primarily from increases of $40.5 million, $26.0 million, $25.9 million and $9.1 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the impact of revenue in the current year period from the American Acquisition. Additionally, revenue from Rocky Gap increased slightly compared to the prior year period, primarily due to revised marketing efforts, partially offset by weather conditions in Maryland.

The $1.0 million, or 1%, increase in revenues related to our Distributed Gaming segment for the three months ended September 30, 2018 was primarily due to increases of $0.6 million in gaming revenues and $0.8 million in food and beverage revenues, reflecting a full period of revenues from the five taverns opened in 2017, and was offset by a decrease of $0.4 million in other operating revenues.

The $318.2 million, or 98%, increase in revenues for the nine months ended September 30, 2018 compared to the prior year period resulted primarily from increases of $132.1 million, $83.0 million, $76.1 million and $27.1 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in the current year period of revenue from the American Acquisition which was consummated in October 2017.

The $312.4 million, or 401%, increase in revenues related to our Casinos segment for the nine months ended September 30, 2018 compared to the prior year period resulted primarily from increases of $129.4 million, $79.7 million, $76.1 million and $27.2 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in the current year period of revenue from the American Acquisition. Additionally, revenue from Rocky Gap increased $0.3 million compared to the prior year period, primarily due to revised marketing efforts, partially offset by weather conditions in Maryland.

The $5.5 million, or 2%, increase in revenues related to our Distributed Gaming segment for the nine months ended September 30, 2018 was primarily due to increases of $2.7 million in gaming revenues and $3.3 million in food and beverage revenues, reflecting the opening of three new taverns in the Las Vegas Valley in 2018 as well as a full period of revenues from the five taverns opened in 2017, and was offset by a $0.5 million decrease in other operating revenues.

During the three and nine months ended September 30, 2018, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 29% and 32%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 13% and 14%, respectively. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements). See Note 12, Segment Information, in the accompanying unaudited consolidated financial statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).

Operating Expenses

The $51.4 million, or 67%, increase in operating expenses for the three months ended September 30, 2018 compared to the prior year period resulted primarily from $15.0 million, $21.3 million, $12.5 million and $2.6 million increases in gaming, food and beverage, room and other expenses, respectively, due primarily to the inclusion in the current year period of operating expenses relating to the resort casino properties acquired in the American Acquisition.

The $154.0 million, or 67%, increase in operating expenses for the nine months ended September 30, 2018 compared to the prior year period resulted primarily from $47.1 million, $64.1 million, $35.4 million and $7.4 million increases in gaming, food and beverage, room and other expenses, respectively, due primarily to the inclusion in the current year period of operating expenses relating to the resort casino properties acquired in the American Acquisition.

Selling, General and Administrative Expenses

The $28.0 million, or 144%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2018 compared to the prior year period resulted primarily from the inclusion in the current year period of SG&A expenses relating to the resort casino properties acquired in the American Acquisition.

The $79.5 million, or 141%, increase in SG&A expenses for the nine months ended September 30, 2018 compared to the prior year period resulted primarily from the inclusion in the current year period of SG&A expenses relating to the resort casino properties acquired in the American Acquisition.

Within our Casinos segment, SG&A expenses increased $23.0 million, or 424%, for the three months ended September 30, 2018, and increased $65.3 million, or 407%, for the nine months ended September 30, 2018, in each case compared to the prior year period, resulting primarily from the inclusion in the current year period of SG&A related to the American Acquisition. The majority of the SG&A expenses in this segment comprised marketing and advertising, building and rent expense, bonus and payroll taxes. SG&A expenses at Rocky Gap did not change significantly in the current year period compared to the prior year period.

Within our Distributed Gaming segment, SG&A expenses increased $0.9 million, or 17%, for the three months ended September 30, 2018, and increased $2.0 million, or 12%, for the nine months ended September 30, 2018, in each case compared to the prior year period, reflecting the opening of three new taverns in the Las Vegas Valley in 2018.

Acquisition Expenses

Acquisition expenses during the three and nine months ended September 30, 2018 related to the pending acquisition of the Acquired Entities and the American Acquisition.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During the three and nine months ended September 30, 2018 and 2017, preopening expenses related primarily to costs incurred in the opening of new taverns in the Las Vegas Valley.

Depreciation and Amortization

The increase in depreciation and amortization expenses for each of the three and nine months ended September 30, 2018 compared to the prior year period, was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the American Acquisition.

Non-Operating Expense, Net

Non-operating expense, net increased $13.2 million for the three months ended September 30, 2018 compared to the prior year period, primarily due to a $14.4 million increase in interest expense from the substantially higher level of indebtedness under our senior secured credit facilities following the American Acquisition, partially offset by a gain on change in fair value of derivative of $1.2 million.

Non-operating expense, net increased $35.6 million for the nine months ended September 30, 2018 compared to the prior year period, primarily due to a $41.5 million increase in interest expense from the substantially higher level of indebtedness under our senior secured credit facilities following the American Acquisition, partially offset by a gain on change in fair value of derivative of $5.9 million.

Income Taxes

Our effective tax rate was (2.5)% and (231.33)% for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, the effective tax rate differed from the federal tax rate of 21% primarily due to excess tax benefit from stock options exercised during the third quarter of 2018. For the nine months ended September 30, 2017, the effective tax rate differed from the federal tax rate of 35% due primarily to changes in the valuation allowance for deferred taxes.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income (loss)	$(3,124)	$8,555	$4,400	$15,610
Depreciation and amortization	23,330	7,539	71,421	21,499
Acquisition expenses	1,123	2,975	2,429	5,041
Loss on disposal of property and equipment	774	308	1,069	308
Gain on revaluation of contingent consideration	—	(1,719)	—	(1,719)
Share-based compensation	2,783	1,603	7,385	5,352
Preopening expenses	21	282	858	1,128
Class action litigation expenses	219	1,530	554	1,585
Executive severance and sign-on bonuses	120	166	678	166
Other, net	50	—	440	—
Interest expense, net	16,291	1,885	47,100	5,568
Change in fair value of derivative	(1,222)	—	(5,895)	—
Income tax benefit	(2,222)	(8,051)	(106)	(10,893)
Adjusted EBITDA	$38,143	$15,073	$130,333	$43,645

Liquidity and Capital Resources

As of September 30, 2018, we had $132.4 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Casinos and Distributed Gaming segments to be adversely affected.

To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets. In January 2018, the SEC declared our universal shelf registration statement effective for the future sale of up to $150.0 million in aggregate amount of common stock, preferred stock, debt securities, warrants and units and the resale of up to approximately 8.0 million shares of our common stock held by the selling security holders named therein. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2018 increased $41.2 million compared to the prior year period due primarily to the flow-through effect of higher revenues.

Net cash used in investing activities was $50.0 million for the nine months ended September 30, 2018, compared to $21.0 million for the prior year period. The increase in net cash used in investing activities as compared to the prior year period was primarily due to capital expenditures undertaken at the Stratosphere in 2018.

Net cash provided by financing activities was $18.8 million for the nine months ended September 30, 2018, and primarily related to net proceeds to us in the underwritten public offering completed in January 2018, partially offset by repayments under our first lien senior secured credit facility. Net cash used in financing activities was $14.7 million for the nine months ended September 30, 2017, primarily related to proceeds from borrowings, net of repayments, under our former senior secured credit facility.

Senior Secured Credit Facilities

As of September 30, 2018, our senior secured credit facilities consisted of a $940 million senior secured first lien credit facility (consisting of $800 million in term loans and a $140 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”).

On June 11, 2018, we entered into Incremental Joinder Agreement No. 1 with JPMorgan Chase Bank, N.A. and the lenders party thereto, pursuant to which the size of the revolving credit facility under the First Lien Facility was increased from $100 million to $140 million. On November 8, 2018, we entered into Incremental Joinder Agreement No. 2, pursuant to which the size of the revolving credit facility under the First Lien Facility was increased from $140 million to $200 million.

As of September 30, 2018, $794 million and $200 million of term loan borrowings were outstanding under our First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of September 30, 2018 of $140 million.

Borrowings under each of the Credit Facilities bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility under the First Lien Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The applicable margin for the Second Lien Term Loan is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of between 0.375% and 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of September 30, 2018, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.7%.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility are repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity. The term loans under the Second Lien Term Loan are repayable in full at maturity on October 20, 2025.

Borrowings under each of the Credit Facilities are guaranteed by each of our existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of Golden and our subsidiary guarantors (subject to certain exceptions).

Under the Credit Facilities, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loans under the Credit Facilities under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If we default under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facilities as of September 30, 2018.

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

Commitments and Contractual Obligations

No significant changes occurred in the third quarter of 2018 to the contractual commitments discussed under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2018, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facilities.

As of September 30, 2018, we had $794 million in principal amount of outstanding borrowings under the First Lien Facility, and $200 million in principal amount of outstanding borrowings under the Second Lien Term Loan. Our primary interest rate under the Credit Facilities is the Eurodollar rate plus an applicable margin. As of September 30, 2018, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.7%. Assuming the outstanding balance under our Credit Facilities remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $5.0 million over a twelve-month period.

As of September 30, 2018, our investment portfolio included $132.4 million in cash and cash equivalents. As of September 30, 2018, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

On October 20, 2017, the American Acquisition was completed. Management has begun the evaluation of the internal control structures of American. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded American from our evaluation of our disclosure controls and procedures as of September 30, 2018. We have reported the operating results of American in our consolidated statements of operations and cash flows from the acquisition date through September 30, 2018. As of September 30, 2018, total assets related to American represented approximately 65.5% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of September 30, 2018. Revenues from American comprised approximately 48.5% and 48.7%, respectively, of our consolidated revenues for the three and nine months ended September 30, 2018. We will include American in our evaluation of internal control over financial reporting as of December 31, 2018.

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, on October 20, 2017, the American Acquisition was completed. Management excluded American from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our integration of American may lead us to modify certain internal controls in future periods.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which we have recorded reserves of $1.7 million for claims as of the date of this filing. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our currently pending matters should not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against us in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by us in the State of Nevada. The lawsuits allege that we violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. We agreed to settle the first of these cases in the fourth quarter of 2017 and the second of these cases in the third quarter of 2018. Both settlements are subject to court approval and are included in our recorded reserves of $1.7 million at September 30, 2018.

On August 31, 2018, prior guests of the Stratosphere filed a purported class action complaint against us in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleges that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposes a national moratorium on the taxation of Internet access by states and their political subdivisions, and seeks, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. We have not yet been served on this complaint.

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

ITEM 5. OTHER INFORMATION

On November 8, 2018, we entered into the Incremental Joinder Agreement No. 2 (the “Incremental Joinder No. 2”), by and among us, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”). The Incremental Joinder No. 2 relates to that certain First Lien Credit Agreement, dated as of October 20, 2017, by and among us, the subsidiary guarantors party thereto, the lenders party thereto, the Agent, JPMorgan Chase Bank, N.A., as collateral agent, and the other parties thereto, with respect to a $900 million senior secured first lien credit facility (consisting of $800 million in term loans and a $100 million revolving credit facility) (the “First Lien Facility”), and the Incremental Joinder Agreement dated June 11, 2018. The Incremental Joinder No. 2 provides for an increase in the size of the revolving credit facility under the First Lien Facility from $140 million to $200 million.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. As of September 30, 2018, our weighted-average interest rate under the First Lien Credit Facility was 5.09%. The commitment fee for the revolving credit facility is payable quarterly at a rate of between 0.375% and 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. Borrowings under the First Lien Facility are guaranteed by each of our existing and future wholly owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of our present and future assets and the guarantors (subject to certain exceptions). Under the First Lien Facility, we and our restricted subsidiaries are subject to certain customary limitations, as described in this Quarterly Report on Form 10-Q.

Certain of the lenders under the First Lien Facility, and their respective affiliates, may in the future perform for us and our affiliates various commercial banking, investment banking, financial advisory or other services, for which they have received and/or may in the future receive customary compensation and expense reimbursement. In addition, Credit Suisse AG, Cayman Islands Branch, a lender under the First Lien Facility, also serves as administrative agent and collateral agent under our $200 million senior secured second lien term loan facility (the “Second Lien Facility”), and the Agent is a lender under the Second Lien Facility.

The foregoing description of the Incremental Joinder No. 2 does not purport to be complete and is qualified in its entirety by the full text of such agreement, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits	Description

2.1*

Purchase Agreement, dated as of July 14, 2018, by and between Golden Entertainment, Inc. and Marnell Gaming, LLC (incorporated by reference to Exhibit 2.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated July 14, 2018, filed on July 16, 2018)

10.1

Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).

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

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 8, 2018	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
Executive Vice President, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)