Form 10-K
period 2018-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2019-03-18
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2018 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $496,366,221. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of March 12, 2019, 27,697,615 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

GOLDEN ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

PART I

As used in this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding cost savings, synergies, growth opportunities and other financial and operating benefits of our casino and other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: our ability to realize the anticipated cost savings, synergies and other benefits of our casino and other acquisitions, including the casinos we recently acquired in Las Vegas and Laughlin, Nevada, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer and Chief Strategy and Financial Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Business Overview

We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on resort casino operations and distributed gaming (including gaming in our branded taverns).

We conduct our business through two reportable operating segments: Casinos and Distributed Gaming. In our Casinos segment, we own and operate ten resort casinos: nine in Nevada and one in Maryland. Four of our Nevada resort casino properties were added in October 2017 as a result of our acquisition of American Casino & Entertainment Properties LLC (“American”), and in January 2019 we acquired two additional resort casino properties in Laughlin, Nevada, as further described below. Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

In January 2018, we completed an underwritten public offering pursuant to our universal shelf registration statement in which certain of our shareholders resold an aggregate of 6.5 million shares of our common stock, and we sold 975,000 newly issued shares of our common stock pursuant to the exercise in full of the underwriters’ over-allotment option to purchase additional shares. Our net proceeds from the offering were approximately $25.6 million after deducting underwriting discounts and offering expenses.

On November 7, 2018, our Board of Directors authorized us to repurchase up to $25.0 million shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. During the year ended December 31, 2018, we repurchased approximately 1.2 million shares of our common stock in open market transactions for approximately $19.6 million at an average price of $16.06 per share. As of December 31, 2018, approximately $5.4 million of shares of common stock remained available for repurchase pursuant to this program. On March 12, 2019, our Board of Directors authorized us to repurchase up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaces the November 2018 share repurchase program. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Acquisitions

On January 14, 2019, we completed the acquisition of all of the outstanding equity interests of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $155.0 million in cash (subject to the post-closing adjustment provisions in the purchase agreement) and the issuance by us of 911,002 shares of our common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The Laughlin Acquisition added two resort casino properties in Laughlin, Nevada to our casino portfolio: the Edgewater Hotel & Casino Resort (the “Edgewater”) and the Colorado Belle Hotel & Casino Resort (the “Colorado Belle”), which increase our scale and presence in the Southern Nevada market. The results of operations of the Laughlin Entities will be included in our results subsequent to the acquisition date.

On October 20, 2017, we completed the acquisition of all of the outstanding equity interests of American (the “American Acquisition”) for $787.6 million in cash (after giving effect to post-closing adjustments) and the issuance by us of approximately 4.0 million shares of our common stock to a former American equity holder. The American Acquisition added four Nevada resort casino properties to our casino portfolio, including The STRAT Hotel, Casino & SkyPod (“The Strat”) in Las Vegas. These additional resort casino properties expanded and strengthened our presence in Nevada and the Las Vegas locals market, significantly increased our operational scale and provided us with an iconic Las Vegas Strip destination property. The results of operations of American have been included in our results subsequent to that date. In connection with the closing of the American Acquisition, we entered into two new credit agreements with respect to a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility, which was undrawn at closing and upsized to $200.0 million in 2018) and a $200.0 million senior secured second lien term loan facility. We used the net proceeds from the borrowings under these facilities primarily to fund the cash purchase price in the American Acquisition (a portion of which was used to repay American’s then outstanding senior secured indebtedness), to refinance our outstanding senior secured indebtedness under our then-existing senior secured credit facility, and to pay certain transaction fees and expenses. See Note 8, Debt, in the accompanying consolidated financial statements for a discussion of the new credit agreements and associated refinancing.

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

See Note 4, Acquisitions, in the accompanying consolidated financial statements for additional information regarding each of these acquisitions.

Casinos

We own and operate ten resort casino properties in Nevada and Maryland, comprising: (1) The Strat, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, (2) the Aquarius Casino Resort (the “Aquarius”), the Edgewater and the Colorado Belle in Laughlin, Nevada, (3) the Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada, and (4) the Rocky Gap Casino Resort (“Rocky Gap”) in Flintstone, Maryland.

•

The Strat: The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. As of December 31, 2018, The Strat featured an 80,000 sq. ft. casino, 2,429 hotel rooms, 686 slots, 48 table games, a race and sports book, 11 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities. We are currently investing in a strategic renovation of The Strat, with $23.9 million invested as of December 31, 2018. Upgrades to the property encompass room and suite renovations, new premium food and beverage outlets including a tap room concept featuring our signature branded craft beer and menu, a refresh of the Top of the World restaurant, remodel of the casino room floor, addition of attractive group meeting space, and an update to the signage and lighting on the exterior.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. Arizona Charlie’s Decatur casino is located four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area, and is easily accessible from US Route 95, a major highway in Las Vegas. Arizona Charlie’s Boulder casino is located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the primary east/west highway in Las Vegas. As of December 31, 2018, Arizona Charlie’s Decatur casino offered 259 hotel rooms, 1,032 slots, seven table games, race and sports books, five restaurants, and an approximately 400-seat bingo parlor, and Arizona Charlie’s Boulder casino offered 303 hotel rooms, 823 slots, seven table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. Our Laughlin casinos are situated on 56 contiguous acres along the heart of the Laughlin Riverwalk and cater primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. The Aquarius is the largest resort casino property by number of hotel rooms in the Laughlin, Nevada market. As of December 31, 2018, the Aquarius had 1,906 hotel rooms, 1,217 slots, 33 table games and eight restaurants. As of January 14, 2019 (the date we acquired the Colorado Belle and the Edgewater in the Laughlin Acquisition), the Edgewater and the Colorado Belle collectively featured over 1,400 slots, 39 table games and 2,149 hotel rooms, as well as ten restaurants and dedicated entertainment venues, including the Laughlin Event Center. The Laughlin Event Center, located at the Edgewater is an outdoor arena with a capacity of approximately 12,000 guests and hosts multiple headline concerts and other events throughout the year.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. As of December 31, 2018, Pahrump Nugget offered 69 hotel rooms, 399 slots, ten table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of December 31, 2018, our Gold Town Casino offered 224 slots and an approximately 100-seat bingo facility, and our Lakeside Casino & RV Park offered 173 slots and approximately 160 RV hook-up sites.

•

Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources (the “Maryland DNR”) under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2018, Rocky Gap offered 665 slots, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with 198 hotel rooms, as well as an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. In August 2017, we were licensed as a video gaming terminal operator in Illinois, providing for potential expansion into a new jurisdiction. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2018, our distributed gaming operations comprised approximately 10,700 slots in over 1,000 locations.

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

In Nevada, we generally enter into three types of slot placement contracts as part of our distributed gaming business: space agreements, revenue share agreements and participation agreements. Under space agreements, we pay a fixed monthly rental for the right to install, maintain and operate our slots. Under revenue share agreements, we pay a percentage of the gaming revenue generated from our slots, rather than a fixed monthly rental fee. With regard to both space agreements and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue generated from our slots. In Montana, our slot and amusement device placement contracts are all participation agreements.

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of December 31, 2018, we owned and operated 60 branded taverns, which offered a total of over 950 onsite slots. We continue to look for opportunistic and accretive opportunities to pursue additional tavern openings and acquisitions. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also own a brewery in Las Vegas, PT’s Brewing Company, which produces craft beer for our taverns and casinos.

Sales and Marketing

Casinos

We market our Nevada resort casino properties to both the locals market and tourist traffic, targeting the value-driven customer. We seek to attract local residents to our Nevada casinos through promotions geared towards enhancing local play, including dining offerings at our casino restaurants and promotions of our bowling and bingo amenities. Promotional programs for out-of-market patrons focus primarily on The Strat casino property (with over 300 newly renovated rooms and the upcoming opening of our new sports book, lounge, and tap room concept), our newly remodeled hotel rooms at Pahrump Nugget and our award-winning recreational vehicle park surrounding a lake at the Lakeside Casino & RV Park.

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

Our casino sales and marketing efforts also include various loyalty programs designed to encourage repeat business at our resort casino properties. At our Las Vegas and Laughlin casinos in Nevada, we offer the ace|PLAY® loyalty program. At our Pahrump, Nevada casinos, we offer the Gold Mine RewardsTM loyalty program. At Rocky Gap, we offer the Rewards ClubTM loyalty program. Depending on the program, members of our loyalty programs may earn points based on gaming activity and amounts spent on rooms, food, beverage and resort activities, which points are redeemable for complimentary slot play, food, beverages and hotel rooms, among other items. As of December 31, 2018, we had approximately 600,000 active players in our marketing database, providing us with an avenue to drive customer engagement and cross-marketing opportunities across our resort casino and distributed gaming platform.

Starting in 2019, we will be rolling out our new True RewardsTM loyalty program, which will link together our traditional casino destinations across the country with local taverns and non-casino locations. Our new True Rewards loyalty program is expected to reinforce the connection between all of our properties, encouraging members to stay and play at Golden Entertainment properties. Through our new loyalty program, members will build up points on one reward card playing at any of our casinos and taverns, encompassing over 130 locations when the program is fully deployed in late 2019. Members will be able to redeem their points at any of our locations.

Distributed Gaming

We conduct our operations in our Distributed Gaming segment in Nevada and Montana. Our Distributed Gaming customer base is comprised of the third party distributed gaming customers with whom we enter into slot and amusement device placement contracts for the installation, maintenance and operation of slots and amusement devices at non-casino locations, the primarily local patrons that use our slots and amusement devices in such locations and the primarily local patrons of our branded taverns. We seek to place our slots and amusement devices in strategic, high-traffic areas, including in our branded taverns, and the majority of our marketing efforts are focused on maximizing profitability from a high-frequency, convenience-driven customer base.

Our marketing efforts also seek to capitalize on repeat visitation through the use of loyalty programs, such as our Golden Rewards® promotional program for our branded taverns and our new True Rewards loyalty program once fully deployed in late 2019. Members of our Golden Rewards loyalty program earn points based on play and amounts spent on the purchase of food and beverage, and points are redeemable for complimentary slot play, food and beverages and other items. Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. Brand equity is also leveraged in our taverns through the number of our branded tavern locations located throughout the greater Las Vegas, Nevada metropolitan area. Our advertising initiatives include both traditional and non-traditional channels such as direct mail, email, radio, print, television, social media, search engine optimization and static/dynamic billboards.

Intellectual Property

We pursue registration of our important trademarks and service marks in the states where we do business and with the United States Patent and Trademark Office. We have registered and/or have pending as trademarks with the United States Patent and Trademark Office, among other trademarks and service marks, “Golden Entertainment” and “Golden Gaming,” as well as various names, brands and logos relating to our resort casino properties, customer loyalty programs and branded taverns. In addition, we have also registered or applied to register numerous other trademarks in various jurisdictions in the United States in connection with our properties, facilities and development projects. We also hold a patent in the United States related to player tracking systems.

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

With respect to our distributed gaming businesses, we face direct competition from others involved in the distributed gaming business, as well as substantial competition for customers from other operators of casinos, hotels, taverns and other entertainment venues. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.

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

Employees

As of December 31, 2018 we had approximately 6,940 employees, of which approximately 2,000 were covered by various collective bargaining agreements. Other unions may seek to organize the workers of our resort casino properties from time to time. We believe we have good relationships with our employees, including those represented by unions.

At The Strat, four collective bargaining agreements cover our employees. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expired on March 31, 2018 and is currently under negotiation. Our collective bargaining agreements with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (Valet and Warehouse) expire on March 31, 2019. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on May 31, 2023.

At the Aquarius, four collective bargaining agreements cover our employees. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2020. Our collective bargaining agreement with the International Union of Security, Police, and Fire Professional of America expires on February 28, 2021. Our collective bargaining agreement with the United Steelworkers of America expires on March 31, 2021. Our collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expires on November 30, 2022.

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

Any failure to successfully integrate our businesses and businesses we acquire, including in the American Acquisition and Laughlin Acquisition, could materially adversely affect our business, and we may not realize the full benefits of the American Acquisition, the Laughlin Acquisition or our other strategic acquisitions.

Our ability to realize the anticipated benefits of our strategic acquisitions, including our acquisitions of Nevada resort casino properties in January 2019 (in the Laughlin Acquisition) and the American Acquisition in October 2017, will depend, to a large extent, on our ability to successfully integrate our businesses with the businesses we acquire. Integrating and coordinating the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business with our strategic acquisitions include:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;
•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	the diversion of management’s attention from day-to-day operations;
•	additional demands on management related to the increased size and scope of our company following significant acquisitions, such as the American Acquisition and the Laughlin Acquisition;
•	the assimilation of employees and the integration of different business cultures;
•	challenges in attracting and retaining key personnel;
•	the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•	challenges in keeping existing customers and obtaining new customers; and
•	challenges in combining product offerings and sales and marketing activities.

There is no assurance that we will successfully or cost-effectively integrate our businesses with the businesses we acquire, and the costs of achieving systems integration may substantially exceed our current estimates. The integration of the recently acquired businesses in the American Acquisition and Laughlin Acquisition into our own operations in particular will be time consuming and presents financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could adversely impact our relationships with customers, suppliers, employees and other constituencies. Combining our different systems, technology, networks and business practices could be more difficult and time consuming than we anticipated, and could result in additional unanticipated expenses. Our combined results of operations could also be adversely affected by any issues we discover that were attributable to operations of American or the Laughlin Entities that arose before the acquisition. Moreover, as non-public companies at the time of our acquisition, the subsidiaries we acquired in the American Acquisition and the Laughlin Acquisition did not have to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for acquired businesses into compliance with those requirements may cause us to incur substantial additional expense.

In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our combined business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed. Even if our businesses are successfully integrated, we may not realize the full benefits of the American Acquisition, the Laughlin Acquisition or our other strategic acquisitions, including anticipated synergies, cost savings or growth opportunities, within the expected timeframes or at all. In addition, we have incurred, and may incur additional, significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. Any of these matters could materially adversely affect our businesses or harm our financial condition, results of operations and prospects.

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

With respect to our distributed gaming businesses, we face direct competition from others involved in the distributed gaming business, as well as substantial competition for customers from other operators of casinos, hotels, taverns and other entertainment venues. In addition, in both of our segments we face ever-increasing competition from online gaming, including mobile gaming applications for smart phones and tablet computers, state-sponsored lotteries, card clubs, sports books, fantasy sports websites and other forms of legalized gaming. Various forms of internet gaming have been approved in Nevada, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition for our operations.

We incurred significant indebtedness in connection with our acquisitions and our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We incurred significant indebtedness in connection with the American Acquisition and the associated refinancing of our former senior secured credit facility. As of December 31, 2018, our senior secured indebtedness, excluding unamortized debt issuance costs, was $1.0 billion. Subsequent to fiscal year end, we borrowed $145.0 million under our revolving credit facility in connection with the closing of the Laughlin Acquisition on January 14, 2019.

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

We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. Our senior secured credit facilities include a $200.0 million revolving credit facility, which was undrawn at December 31, 2018. Subsequent to fiscal year end, we borrowed $145.0 million under our revolving credit facility in connection with the closing of the Laughlin Acquisition on January 14, 2019. In addition, our senior secured credit facilities permit us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our senior secured credit facilities restrict our ability to dispose of assets and use the proceeds from asset dispositions, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

The borrowings under our senior secured credit facilities are subject to variable rates of interest, primarily based on London Interbank Offered Rate (“LIBOR”), and expose us to interest rate risk. LIBOR tends to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the London interbank market. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Each quarter point change in interest rates would result in a $2.4 million change in annual interest expense on our indebtedness under our senior secured credit facilities. We are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on LIBOR or other variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. In February and April 2017, several former employees filed two separate purported class action lawsuits against us and on behalf of similarly situated individuals employed by us in Nevada. The lawsuits alleged that we violated certain Nevada labor laws, including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. For additional information, please see Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We currently operate casinos resort properties solely in Nevada and in Flintstone, Maryland, and conduct our distributed gaming (including gaming in our branded taverns) business solely in Nevada and Montana. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:

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

Some of our casino properties and most of our tavern properties largely depend on the local markets for customers. Competition for local customers in Las Vegas in particular is intense. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business. In addition, the number of visitors to our Nevada casino properties may be adversely affected by increased transportation costs, the number and frequency of flights into or out of Las Vegas, and capacity constraints of the interstate highways that connect our casino properties with the metropolitan areas in which our customers reside.

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

We conduct the majority of our distributed gaming business under space, revenue share and participation contracts with third parties. Contracts with chain store and other third party customers are renewable at the option of the owner of the applicable chain store or third party. As our distributed gaming contracts expire, we are required to compete for renewals. If we are unable to renew a material portion of our space, revenue share and participation contracts, this could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that our existing contracts will be renewed on reasonable or comparable terms, or at all.

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

We may be subject to litigation which, even if without merit, can be expensive to defend and could expose us to significant liabilities, damage our reputation and result in substantial losses.

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

As of December 31, 2018, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 33% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.

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

We expect our stock price to be volatile.

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

In January 2018, the SEC declared effective a universal shelf registration statement for the future sale of up to $150 million in aggregate amount of common stock, preferred stock, debt securities, warrants and units and the resale of up to approximately 8.0 million shares of our common stock held by the selling securityholders named therein. The securities may be offered from time to time, separately or together, directly by us or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. For example, in January 2018, certain of the named selling securityholders completed the resale of 6.5 million shares of our common stock and we completed the sale of 975,000 newly issued shares of our common stock in an underwritten public offering pursuant to this shelf registration statement.

We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, we issued approximately 900,000 shares of our common stock in connection with the Laughlin Acquisition in January 2019, approximately 4.0 million shares of our common stock in connection with the American Acquisition in October 2017 (all of which shares were resold in the secondary public offering in January 2018), and approximately 8.5 million shares of our common stock in connection with the acquisition of Sartini Gaming in July 2015 (of which approximately 1.0 million shares were resold in the secondary public offering in January 2018). In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and other equity awards pursuant to our employee benefit plans. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with the acquisition of Sartini Gaming, upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing shareholders.

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

Company Headquarters

We lease a 41,000 square foot building in Las Vegas, Nevada, which houses our company headquarters and a portion of which we have sub-leased. The lease for our office headquarters building is with a related party and expires on

December 31, 2030. See Note 15, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties.

Casinos

The Strat: We own the approximately 34 acres of land on which The Strat is located (of which approximately 17 acres are undeveloped and reserved for future development).

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

Laughlin Casinos: We own the approximately 18 acres of land on which the Aquarius casino property is located (of which approximately 1.6 acres are undeveloped and reserved for future development), approximately 22 acres of land on which the Colorado Belle casino property is located and approximately 16 acres of land on which the Edgewater casino property is located. In addition, we lease approximately 20 acres of land for the Laughlin Event Center for our Laughlin casino properties. The lease is with an unrelated party and expires in 2027.

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

Rocky Gap: We lease the approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated from the Maryland DNR pursuant to a 40-year ground lease. The lease expires in 2052, with an option to renew for an additional 20 years. We own the 170,000 square foot Rocky Gap building.

All of our owned and leased real property for our casino properties, along with substantially all of the assets of the casino properties, are subject to liens securing all of our obligations under our senior secured credit facilities (subject to receipt of certain approvals).

Distributed Gaming

We lease our 60 branded tavern locations under non-cancelable operating leases. As of December 31, 2018, the terms of our tavern leases ranged from one to 15 years, with various renewal options from one to 15 years. One of our tavern locations was leased from related parties as of December 31, 2018. See Note 15, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which we recorded reserves of $1.7 million for claims as of December 31, 2018. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our currently pending matters should not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against us in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by us in the State of Nevada. The lawsuits allege that we violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. We agreed to settle the first of these cases in the fourth quarter of 2017 and the second of these cases in the third quarter of 2018. In February 2019, the court approved the settlement for the first case for $0.5 million. The remaining case remains subject to final court approval, with the final fairness hearing scheduled for June 2019. Both were included in our recorded reserves of $1.7 million at December 31, 2018.

On August 31, 2018, prior guests of The Strat filed a purported class action complaint against us in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss on February 21, 2019. At this time this matter is closed. The plaintiffs have the right to appeal.

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

As of March 14, 2019, there were approximately 240 shareholders of record of our common stock.

Dividends

Other than the special cash dividend that was made in July 2016 pursuant to the terms of the Sartini Gaming merger agreement (as described in Note 4, Acquisitions, in the accompanying consolidated financial statements), we have neither declared nor paid any cash dividends with respect to our common stock and the current policy of our Board of Directors is to retain all future earnings, if any, for use in the operation and development of our business. The payment of any other cash dividends in the future will be at the discretion of our Board of Directors and will depend upon such factors as our financial condition, results of operations, capital requirements, our general business condition, restrictions under our senior secured credit facilities and any other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On November 7, 2018, our Board of Directors authorized us to repurchase up to $25.0 million shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. During the year ended December 31, 2018, we repurchased approximately 1.2 million shares of our common stock in open market transactions for approximately $19.6 million at an average price of $16.06 per share. As of December 31, 2018, approximately $5.4 million of shares of common stock remained available for repurchase pursuant to this program. On March 12, 2019, our Board of Directors authorized us to repurchase up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaces the November 2018 share repurchase program. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

During the quarter ended December 31, 2018, we repurchased approximately 1.2 million shares of our common stock in open market transactions for approximately $19.6 million at an average price of $16.06 per share, as set forth below.

	Total Number of	Average Price	Total Number of Shares Purchased as	Approximate Dollar Value That May
Period	Shares Purchased	Paid Per Share	Part of a Publicly Announced Plan	Yet Be Purchased Under the Plan
				$25,000,000
October 1, 2018 through October 31, 2018	—		—	—
November 1, 2018 through November 30, 2018	1,023,014	$15.82	1,023,014	8,820,797
December 1, 2018 through December 31, 2018	195,966	$17.44	195,966	5,402,419
Totals	1,218,980		1,218,980	$5,402,419

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of operations data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Year Ended or As of:
	December 31,	December 31,	December 31,	December 31,	December 28,
	2018(1)	2017(2)(3)	2016(2)(4)	2015(5)	2014(6)
(In millions, except per share amounts)
Results of Continuing Operations:
Total revenues	$852	$507	$400	$176	$55
Income (loss) from operations	$51	$15	$13	$18	$(24)
Net Income (loss)	$(21)	$2	$16	$25	$(25)
Net income (loss) per share — basic	$(0.76)	$0.09	$0.74	$1.45	$(1.86)
Net income (loss) per share — diluted	$(0.76)	$0.08	$0.73	$1.43	$(1.86)

Balance Sheet:
Cash and cash equivalents	$116	$91	$47	$69	$35
Total assets	$1,367	$1,365	$419	$379	$122
Total long-term liabilities	$968	$966	$172	$143	$9
Shareholders’ equity	$315	$320	$209	$210	$108

(1)

Our results for the year ended December 31, 2018 included the operating results of American for a full year. We recorded approximately $411.4 million in revenues and $42.7 million in net income from the operations of American for the year ended December 31, 2018. Income from operations for the year ended December 31, 2018 included approximately $1.2 million in preopening expenses primarily related to the opening of new taverns in the Las Vegas Valley and $3.0 million in acquisition expenses primarily related to the Laughlin Acquisition. Net loss for the year ended December 31, 2018 included an income tax provision of $9.6 million, which resulted primarily from the change in valuation allowance.

(2)

Selected financial data as of and for the years ended December 31, 2017 and 2016 have been retrospectively adjusted for the adoption of the new revenue recognition standard. See Note 3 to the Consolidated Financial Statements for more information. Selected financial data as of and for the years ended December 31, 2015 and 2014 have not been adjusted and therefore are not comparable.

(3)

Our results for the year ended December 31, 2017 included the operating results of American from the closing date of the American Acquisition, on October 20, 2017. We recorded approximately $76.3 million in revenues and $5.5 million in net income from the operations of American for the year ended December 31, 2017. Income from operations for the year ended December 31, 2017 included approximately $1.6 million in preopening expenses related to American and the non-capital costs associated with the opening of taverns, and $5.0 million in acquisition expenses related to the American Acquisition. Net income for the year ended December 31, 2017 included an income tax benefit of $7.9 million attributed primarily to a partial release of the valuation allowance on deferred tax assets and the impact of the Tax Cuts and Jobs Act.

(4)

Our results for the year ended December 31, 2016 included the operating results of the distributed gaming businesses acquired in the Montana Acquisitions from the closing dates of the respective transactions. We recorded approximately $45.4 million in revenues and $1.6 million in net income from the operations of the Montana distributed gaming businesses for the year ended December 31, 2016. Income from operations for the year ended December 31, 2016 included approximately $2.5 million in preopening expenses related to the Montana distributed gaming businesses and the non-capital costs associated with the opening of taverns, and a gain on sale of land held for sale of $4.5 million. Net income for the year ended December 31, 2016 included an income tax benefit of $4.3 million attributed primarily to a partial release of the valuation allowance on deferred tax assets. On July 14, 2016, a special cash dividend of approximately $23.5 million was paid to shareholders (other than shareholders that had waived their right to receive such dividend in connection with the Sartini Gaming merger). See Note 4, Acquisitions, in the accompanying consolidated financial statements for additional information.

(5)

Our results for the year ended December 31, 2015 included the operating results of Sartini Gaming from the Sartini Gaming merger on August 1, 2015. We recorded approximately $116.8 million in revenues and $10.4 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses for the year ended December 31, 2015. Income from operations for the year ended December 31, 2015 included approximately $11.5 million in transaction-related expenses related to the Sartini Gaming merger and net income included income tax benefit of approximately $10.0 million attributed primarily to the income tax benefit recorded from the release of a valuation allowance on deferred tax assets as a result of deferred tax liabilities assumed in the Sartini Gaming merger. Our results for the year ended December 31, 2015 also reflected a gain of $23.6 million related to the disposition of our $60.0 million subordinated promissory note from the Jamul Indian Village to a subsidiary of Penn National Gaming, Inc. in December 2015.

(6)	Our results for the year ended December 28, 2014 reflected an impairment loss of $21.0 million related to the write-down of our then investment in Rock Ohio Ventures, LLC, a cost method investee.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on resort casino operations and distributed gaming (including gaming in our branded taverns).

We conduct our business through two reportable operating segments: Casinos and Distributed Gaming. In our Casinos segment, we own and operate ten resort casino properties in Nevada and Maryland. Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

Casinos

On January 14, 2019, we completed the acquisition of all of the outstanding equity interests of the Laughlin Entities from Marnell for $155.0 million in cash (subject to the post-closing adjustment provisions in the purchase agreement) and the issuance by us of 911,002 shares of our common stock to certain assignees of Marnell. The Laughlin Acquisition added two resort casino properties in Laughlin, Nevada to our casino portfolio: the Edgewater and the Colorado Belle, which increase our scale and presence in the Southern Nevada market. The results of operations of the Laughlin Entities will be included in our results subsequent to the acquisition date. See Note 4, Acquisitions, in the accompanying consolidated financial statements for additional information.

On October 20, 2017, we completed the acquisition of all of the outstanding equity interests of American for $787.6 million in cash (after giving effect to post-closing adjustments) and the issuance by us of approximately 4.0 million shares of our common stock to a former American equity holder. The American Acquisition added four Nevada resort casino properties to our casino portfolio, including The Strat in Las Vegas. The results of operations of American and its subsidiaries have been included in our results subsequent to that date. See Note 4, Acquisitions, in the accompanying consolidated financial statements for additional information.

We own and operate ten resort casino properties in Nevada and Maryland, comprising: (1) The Strat, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, (2) the Aquarius, the Edgewater and the Colorado Belle in Laughlin, Nevada, (3) Pahrump Nugget, Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada, and (4) Rocky Gap in Flintstone, Maryland.

•

The Strat: The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises The Strat SkyPod, a casino, a hotel and a retail center. As of December 31, 2018, The Strat featured an 80,000 sq. ft. casino, 2,429 hotel rooms, 686 slots, 48 table games, a race and sports book, 11 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of December 31, 2018, Arizona Charlie’s Decatur casino offered 259 hotel rooms, 1,032 slots, seven table games, race and sports books, five restaurants, and an approximately 400-seat bingo parlor, and Arizona Charlie’s Boulder casino offered 303 hotel rooms, 823 slots, seven table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. Our Laughlin casinos are situated on 56 contiguous acres along the heart of the Laughlin Riverwalk and cater primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. The Aquarius is the largest resort casino property by number of hotel rooms in the Laughlin, Nevada market. As of December 31, 2018, the Aquarius had 1,906 hotel rooms, 1,217 slots, 33 table games and eight restaurants. As of January 14, 2019 (the date we acquired the Colorado Belle and the Edgewater in the Laughlin Acquisition), the Edgewater and the Colorado Belle collectively featured over 1,400 slots, 39 table games and 2,149 hotel rooms, as well as ten restaurants and dedicated entertainment venues, including the Laughlin Event Center.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. As of December 31, 2018, Pahrump Nugget offered 69 hotel rooms, 399 slots, ten table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of December 31, 2018, our Gold Town Casino offered 224 slots and an approximately 100-seat bingo facility, and our Lakeside Casino & RV Park offered 173 slots and approximately 160 RV hook-up sites

•

Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2018, Rocky Gap offered 665 slots, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with 198 hotel rooms, as well as an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2018, our distributed gaming operations comprised approximately 10,700 slots in over 1,000 locations.

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of December 31, 2018, we owned and operated 60 branded taverns, which offered a total of over 950 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also own a brewery in Las Vegas, PT’s Brewing Company, which produces craft beer for our taverns and casinos.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues by segment
Casinos	$513,949	$179,049	$97,086
Distributed Gaming	337,067	327,506	302,632
Corporate and other	778	583	280
Total revenues	851,794	507,138	399,998
Operating expenses by segment
Casinos	247,042	90,037	51,685
Distributed Gaming	263,953	255,621	237,262
Corporate and other	3,237	641	11
Total operating expenses	514,232	346,299	288,958
Selling, general and administrative	183,892	98,382	66,323
Depreciation and amortization	94,456	40,786	27,506
Acquisition and merger expenses	2,956	5,041	614
Preopening expenses	1,171	1,632	2,471
Executive severance and sign-on bonuses	784	1,142	1,037
Gain on contingent consideration	—	(1,719)	—
Loss on disposal of property and equipment	3,336	441	54
Other operating, net	—	(157)	—
Total expenses	800,827	491,847	386,963

Operating income	50,967	15,291	13,035
Non-operating expense, net	(62,242)	(21,128)	(1,060)
Income tax benefit (provision)	(9,639)	7,921	4,325
Net income (loss)	$(20,914)	$2,084	$16,300

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

The $344.7 million, or 68%, increase in revenues resulted primarily from increases of $143.8 million, $89.1 million, $82.6 million and $29.1 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in 2018 of a full year of revenues from the resort casino properties acquired in the American Acquisition which was consummated in October 2017.

The $334.9 million, or 187%, increase in revenues related to our Casinos segment compared to the prior year resulted primarily from increases of $137.5 million, $85.3 million, $82.6 million and $29.5 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in 2018 of a full year of revenues from the resort casino properties acquired in the American Acquisition.

The $9.6 million, or 3%, increase in revenues related to our Distributed Gaming segment resulted primarily from increases of $6.3 million in gaming revenues and $3.9 million in food and beverage revenues, reflecting the opening of three new taverns in the Las Vegas Valley in 2018 as well as a full year of revenues from the five taverns opened in 2017, and was offset by a $0.6 million decrease in other operating revenues.

During the year ended December 31, 2018, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 31%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 14%. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements). See Note 16, Segment Information, in the accompanying consolidated financial statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).

Operating Expenses

The $167.9 million, or 48%, increase in operating expenses compared to the prior year resulted primarily from $52.1 million, $68.9 million, $38.8 million and $8.2 million increases in gaming, food and beverage, room and other expenses, respectively, due primarily to the inclusion in 2018 of a full year of operating expenses relating to the resort casino properties acquired in the American Acquisition.

Selling, General and Administrative Expenses

The $85.5 million, or 87%, increase in selling, general and administrative (“SG&A”) expenses compared to the prior year resulted primarily from the inclusion in 2018 of a full year of SG&A expenses relating to the resort casino properties acquired in the American Acquisition.

Within our Casinos segment, SG&A expenses increased $70.5 million, or 185%, resulting primarily from the inclusion in 2018 of a full year of SG&A relating to the resort casino properties acquired in the American Acquisition. The majority of the SG&A expenses in this segment comprised labor costs, marketing and advertising, utilities expenses, repairs and maintenance, property taxes.

Within our Distributed Gaming segment, SG&A expenses increased $2.7 million or 12%, primarily due to the opening of three new taverns in the Las Vegas Valley in 2018 as well as a full year of revenues from the five taverns opened in 2017. The majority of SG&A expenses in this segment comprised payroll and payroll taxes, marketing, building and rent expense, insurance and property taxes.

Corporate-level SG&A expenses increased $12.3 million, or 33% compared to the prior year, primarily from the inclusion in 2018 of a full year of SG&A expenses relating to the resort casino properties acquired in the American Acquisition.

Acquisition Expenses

Acquisition expenses during the year ended December 31, 2018 related primarily to the Laughlin Acquisition, which closed on January 14, 2019, and the American Acquisition. During the prior year, acquisition expenses primarily related to the American Acquisition.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During 2018 and 2017, preopening expenses related primarily to costs incurred in the opening of new taverns in the Las Vegas Valley.

Depreciation and Amortization

Depreciation and amortization expenses increased $53.7 million, or 132%, compared to the prior year, primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the American Acquisition.

Non-Operating Expense, Net

Non-operating expense, net increased $41.1 million compared to the prior year, primarily due to a $44.4 million increase in interest expense from the higher level of indebtedness under our senior secured credit facilities following the consummation of the American Acquisition, partially offset by an increase in gain on change in fair value of derivative of $1.6 million. Non-operating expense, net in 2017 also included $1.7 million related to a loss on extinguishment of debt.

Income Taxes

Income tax expense for the year ended December 31, 2018 was approximately $9.6 million, which resulted primarily from the change in valuation allowance. Income tax benefit for the year ended December 31, 2017 was approximately $7.9 million, attributable primarily to a partial release of the valuation allowance on deferred tax assets and the impact of the Tax Cuts and Jobs Act. The effective tax rate was (85.5%) for the year ended December 31, 2018, which differed from the federal tax rate of 21% due primarily to the change in valuation allowance. The effective tax rate for the year ended December 31, 2017 was 137.8%, which differed from the federal tax rate of 35% due primarily to the partial release of the valuation allowance, along with the impact of the Tax Cuts and Jobs Act.

As of December 31, 2018, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future taxable income (and losses) and deductions from existing deferred tax assets and liabilities, net operating loss carryforwards, tax credit carryforwards, and other factors in reaching the conclusion that the deferred tax assets are not currently expected to be realized, and that therefore, the valuation allowance against the deferred tax assets required adjustment.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

The $107.1 million, or 27%, increase in revenues resulted primarily from increases of $56.5 million and $25.5 million in gaming revenues and food and beverage revenues, respectively, as well as the inclusion of revenues of American from October 20, 2017.

The $82.0 million, or 84%, increase in revenues related to our Casinos segment resulted primarily from increases of $39.1 million, $19.6 million, $16.6 million and $6.6 million in gaming, food and beverage, room and other revenues, respectively, as well as the inclusion of revenues from the resort casino properties we acquired in the American Acquisition from October 20, 2017. Additionally, revenues from Rocky Gap increased $3.9 million due to greater parking capacity to accommodate peak demand days and marketing enhancements that better cater to our gaming customers.

The $24.9 million, or 8%, increase in revenues related to our Distributed Gaming segment resulted primarily from five new taverns in the Las Vegas Valley during 2017, as well as a full year of revenues from the five taverns we opened in 2016. Additionally, revenues in 2017 included a full year of revenues from the Montana distributed gaming businesses we acquired in January and April 2016.

Operating Expenses

The $57.3 million, or 20%, increase in operating expenses resulted primarily from increases of $24.0 million, $23.9 million and $8.2 million in gaming expenses, food and beverage expenses and room expenses, respectively, the inclusion of a full year of operating expense from the Montana distributed gaming businesses we acquired in January and April 2016, as well as operating expenses related to the resort casino properties acquired in the American Acquisition on October 20, 2017.

Selling, General and Administrative Expenses

The $32.1 million, or 48%, increase in selling, general and administrative (“SG&A”) expenses resulted primarily from increases in share-based compensation ($5.1 million and $3.6 million related to stock options and restricted stock units, respectively), salaries and bonus ($3.3 million), marketing and advertising ($0.9 million) and building and rent ($1.7 million), which were partially offset by a decrease in professional fees ($1.2 million). Additionally, the increases reflected the inclusion of $20.0 million in SG&A related to American from October 20, 2017, as well as the opening of five new taverns in the Las Vegas Valley in 2017.

Within our Casinos segment, SG&A expenses increased $16.3 million, or 75%, resulting primarily from the inclusion of SG&A related to American from October 20, 2017. The majority of the SG&A expenses in this segment comprised marketing and advertising, building and rent expense, bonus and payroll taxes. SG&A expenses at Rocky Gap decrease $0.4 million year-over-year.

Within our Distributed Gaming segment, SG&A expenses increased $1.2 million or 5%, primarily due to the opening of five new taverns in the Las Vegas Valley in 2017, the inclusion of a full year of SG&A from the Montana distributed gaming businesses we acquired in January and April 2016, and the opening of five taverns in 2016, partially offset by a decrease year-over-year in professional fees and equipment rental. The majority of SG&A expenses in this segment comprised payroll taxes, building and rent expense, professional fees and equipment rental.

Corporate-level SG&A increased $14.6 million, or 64%, primarily due to an increase of $1.3 million in professional fees and $3.6 million in payroll and related expenses, and the inclusion of $3.2 million of corporate-level SG&A related to American from October 20, 2017.

Acquisition and Merger Expenses

Acquisition and merger expenses during 2017 primarily related to the American Acquisition, and during 2016 primarily related to the Sartini Gaming merger.

Preopening Expenses

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

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, acquisition and merger expenses, class action litigation expenses, share-based compensation expenses, executive severance and sign-on bonuses, gain on contingent consideration, gain/loss on disposal of property and equipment, gain on change in fair value of derivative, loss on extinguishment of debt and impairments and other gains and losses.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income (loss)	$(20,914)	$2,084	$16,300
Depreciation and amortization	94,456	40,786	27,506
Acquisition and merger expenses	2,956	5,041	614
Loss on disposal of property and equipment	3,336	441	54
Gain on contingent consideration	—	(1,719)	—
Share-based compensation	9,988	8,754	3,878
Preopening expenses	1,171	1,632	2,471
Class action litigation expenses	574	1,617	—
Executive severance and sign-on bonuses	784	1,142	1,037
Other operating, net	—	(157)	—
Other, net	514	—	(869)
Interest expense, net	64,028	19,598	6,454
Gain on sale of land held for sale	—	—	(4,525)
Loss on extinguishment of debt	—	1,708	—
Change in fair value of derivative	(1,786)	(178)	—
Income tax provision (benefit)	9,639	(7,921)	(4,325)
Adjusted EBITDA	$164,746	$72,828	$48,595

Liquidity and Capital Resources

As of December 31, 2018, we had $116.1 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

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

In January 2018, we completed an underwritten public offering pursuant to our universal shelf registration statement, in which certain of our shareholders resold an aggregate of 6.5 million shares of our common stock, and we sold 975,000 newly issued shares of our common stock. Our net proceeds from the offering were approximately $25.6 million after deducting underwriting discounts and offering expenses.

Cash Flows

Net cash provided by operating activities was $98.0 million for the year ended December 31, 2018, compared to $22.1 million for the prior year. The increase was primarily due to the flow-through effect of higher revenues from the American Acquisition. Operating cash flow decreased $15.3 million in 2017 compared to 2016 primarily due to the flow-through effect of lower revenues and timing of working capital spending.

Net cash used in investing activities was $69.2 million for the year ended December 31, 2018, which included $68.2 million for capital expenditures. Net cash used in investing activities was $756.2 million for the year ended December 31, 2017, which included $724.5 million for the American Acquisition and $29.5 million for capital expenditures. Net cash used in investing activities in 2016 included cash used in the Montana Acquisitions and capital expenditures.

Net cash used in financing activities was $3.3 million for the year ended December 31, 2018, which primarily related to $19.6 million of stock repurchases authorized in November 2018 and $8.0 million of repayments under our senior secured first lien credit facility, offset by $25.6 million of net proceeds to us in the underwritten public offering completed in January 2018. Net cash provided by financing activities was $777.8 million for the year ended December 31, 2017, which reflected borrowings of $789.0 million under our new senior secured credit facilities net of repayments under our previous senior secured credit facility. Net cash provided by financing activities was $11.4 million for the year ended December 31, 2016, which reflected net borrowings of $36.5 million under our then-existing senior secured credit facility, partly offset by the $23.5 million special dividend paid in July 2016 (as described in Note 4, Acquisitions, in the accompanying consolidated financial statements).

Senior Secured Credit Facilities

As of December 31, 2018, our senior secured credit facilities consisted of a $1 billion senior secured first lien credit facility (consisting of $800 million in term loans and a $200 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”). During 2018, the size of the revolving credit facility under the First Lien Facility was increased from $100 million to $200 million.

As of December 31, 2018, $792 million and $200 million of term loan borrowings were outstanding under our First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of December 31, 2018 of $200 million. Subsequent to fiscal year end, we borrowed $145.0 million under our revolving credit facility in connection with the closing of the Laughlin Acquisition on January 14, 2019.

Borrowings under each of the Credit Facilities bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility under the First Lien Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The applicable margin for the Second Lien Term Loan is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of December 31, 2018, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.8%.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility are repayable in 27 quarterly installments of $2.0 million each, which commenced in March 2018, followed by a final installment of $746.0 million at maturity. The term loans under the Second Lien Term Loan are repayable in full at maturity on October 20, 2025.

Borrowings under each of the Credit Facilities are guaranteed by each of our existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of Golden and our subsidiary guarantors (subject to certain exceptions).

Under the Credit Facilities, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loans under the Credit Facilities under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If we default under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facilities as of December 31, 2018.

Share Repurchase Program

On November 7, 2018, our Board of Directors authorized us to repurchase up to $25.0 million shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. During the year ended December 31, 2018, we repurchased approximately 1.2 million shares of our common stock in open market transactions for approximately $19.6 million at an average price of $16.06 per share. As of December 31, 2018, approximately $5.4 million of shares of common stock remained available for repurchase pursuant to this program. On March 12, 2019, our Board of Directors authorized us to repurchase up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaces the November 2018 share repurchase program. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter
(In thousands)
First Lien Facility	$8,000	$8,000	$8,000	$8,000	$8,000	$752,000
Second Lien Term Loan	—	—	—	—	—	200,000
Interest on long-term debt (1)	62,708	62,255	61,807	61,365	60,922	66,050
Maryland DNR lease(2)	425	425	425	425	425	12,148
Gold Town Casino leases(3)	636	642	649	535	420	15,665
Space agreements(4)	39,200	11,025	7,436	5,000	2,047	86
Related party leases(5)	1,535	1,621	1,714	1,815	1,930	16,098
Other operating leases (6)	15,124	14,807	13,891	12,767	12,138	87,252
Notes payable and capital lease obligations(7)	2,480	1,941	1,272	199	140	2,206
	$130,108	$100,716	$95,194	$90,106	$86,022	$1,151,505

(1)

To the extent that applicable interest rates are variable and ultimate amounts borrowed under the Credit Facilities may fluctuate, amounts reflected represent estimated interest payments on our current outstanding balances based on interest rates at December 31, 2018 until maturity. Includes interest on notes payable.

(2)

In 2012, we entered into a 40-year ground lease with the Maryland DNR for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years. Rent payments under the lease include variable amounts based on Rocky Gap gaming revenue and surcharges on amounts billed to and collected from guests. See Note 13, Leases, in the accompanying consolidated financial statements for information regarding the lease.

(3)

We lease four parcels of land, comprising approximately nine acres in the aggregate, on which our Gold Town Casino is located from several unrelated third parties. The leases have various expiration dates beginning in 2026. Approximately two of the acres are subleased to an unrelated third party. See Note 13, Leases, in the accompanying consolidated financial statements for information regarding the lease.

(4)

We have slot placement contracts in the form of space agreements. Under these space agreements, we lease space for our slots as part of our distributed gaming business. We pay a fixed monthly fee for the right to install, maintain and operate our slots at specific business location.

(5)

We lease our office headquarters building and one of our taverns from related parties. The lease for our office headquarters building expires in 2030 and the lease for our related party tavern expires in 2027. See Note 15, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties.

(6)	We lease taverns, equipment and vehicles under noncancelable operating leases. The terms of the tavern leases range from one to 15 years, with various renewal options from one to 15 years.
(7)	Relates to notes payable on equipment purchases and previous tavern acquisitions and our capital lease obligations, including total capital lease interest obligations of $6.3 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the application of the acquisition method of accounting, long-lived assets, goodwill and indefinite-lived intangible assets, revenue recognition, income taxes and share-based compensation expenses. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements for information regarding our significant accounting policies.

Acquisition Method of Accounting

Accounting for acquisitions requires that assets acquired and liabilities assumed be recorded at their respective fair values as of the date of acquisition. The fair values of identifiable intangible assets are estimated using both the cost approach and an income approach, including the excess earnings, relief from royalty, cost savings method and the with-and-without methods. This requires significant estimates in determining the fair values, including market participant assumptions, projected financial information, estimates of expected cash flows, brand recognition, customer attrition rates and discount rates. Given the need for such significant judgments, we may engage the assistance of independent valuation firms. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

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

Property and Equipment

Property and equipment, net was $895.0 million as of December 31, 2018, comprising 65.5% of our consolidated total assets. We evaluate the carrying value whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of such assets to the carrying value of the assets. Any such assets are not impaired if the undiscounted future cash flows exceed their carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

Property and equipment must be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance.

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

Goodwill

We test our goodwill for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and we consider each of our operating properties to be a separate reporting unit.

When performing the annual goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elect to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.

When performing the quantitative test, we estimate the fair value of each reporting unit using the expected present value of future cash flows along with value indications based on our current valuation multiple and multiples of comparable publicly traded companies. The estimation of fair value requires management to make critical estimates, judgments and assumptions, including estimating expected future cash flows and selecting appropriate discount rates, valuation multiples and market comparables. Application of alternative estimates and assumptions could produce significantly different results.

As of our 2018 annual goodwill testing date, the estimated fair values of each of our properties exceeded their respective carrying amounts. If the fair value of any of our properties should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in significant assumptions and judgments used in the estimation process, including the discount rate and market multiple.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets include trade names and licenses. The fair value of our trade names is estimated using the income approach to valuation at each of our reporting units. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Finite-Lived Intangible Assets

Our finite-lived intangible assets primarily represent assets related to our customer relationships, player relationships, non-compete agreements and leasehold interest, which are amortized over their estimated useful lives using the straight-line method. We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Revenue Recognition

Revenue from contracts with customers primarily consists of casino wagers, room sales, food and beverage transactions, rental income from our retail tenants and entertainment sales.

Casino gaming revenues are the aggregate of gaming wins and losses. The commissions rebated to premium players for cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to casino gaming revenues. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under our loyalty programs.

We generally enter into three types of slot and amusement device placement contracts as part of our distributed gaming business: space agreements, revenue share agreements and participation agreements. Under space agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our slots at a business location. Under these agreements, we recognize all gaming revenue and record fixed monthly rental fees as gaming expenses. Under revenue share agreements, we pay the business location a percentage of the gaming revenue generated from our slots placed at the location and record that amount as an expense. With regard to both space and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our slots, which we record as an expense. In Montana, our slot and amusement device placement contracts are all participation agreements. In our distributed gaming business, we consider our customers to be the gaming player since we control all aspects of the slot machines. Due to the maintaining of control of the services directly before they are transferred to the customer, we are considered to be the principal in these transactions and therefore record revenue on a gross basis.

For wagering contracts that include complimentary products and services provided by us to incentivize gaming, we allocate the stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under our control and discretion that are supplied by third parties are recorded as an operating expense.

For wagering contracts that include products and services provided to a patron in exchange for points earned under our loyalty programs, Golden Rewards, ace|PLAY, Gold Mine Rewards and Rocky Gap Rewards Club, we allocate the estimated stand-alone selling price of the points earned to the loyalty program liability. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by us from the third party in connection with this transaction are recorded to other revenue.

After allocation to the other revenue types for products and services provided to patrons as part of a wagering contract, the residual amount is recorded to casino gaming revenue as soon as the wager is settled. As all wagers have similar characteristics, we account for our gaming contracts collectively on a portfolio basis.

Revenue from leases is primarily recorded to other revenues and is generated from base rents through long-term leases with retail tenants. Base rent, adjusted for contractual escalations, is recognized on a straight-lined basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized by us until the threshold is met.

Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from customers and remitted to governmental authorities are presented on a net basis.

Income Taxes

We are subject to income taxes in the United States. Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities generally is recognized in the results of operations in the period that includes the enactment date. Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Our income tax returns are subject to examination by the IRS and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. The tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.

We record estimated penalties and interest related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Share-Based Compensation Expense

We have various share-based compensation programs, which provide for equity awards such as stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). We use the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. Management makes several assumptions to determine the inputs into the Black-Scholes option pricing model, including our volatility and expected term assumptions which can significantly affect the fair value of stock options. Changes in the assumptions can materially affect the estimate of the fair value of share-based compensation expense recognized in the consolidated statement of operations. The extent of the impact will depend, in part, on the extent of awards in any given year. For RSUs and PSUs, compensation expense is calculated based on the fair market value of our common stock on the date of grant. All of our stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2018, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facilities.

As of December 31, 2018, we had $792 million in principal amount of outstanding borrowings under the First Lien Facility, and $200 million in principal amount of outstanding borrowings under the Second Lien Term Loan. Our primary interest rate under the Credit Facilities is the Eurodollar rate plus an applicable margin. As of December 31, 2018, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 5.8%. Assuming the outstanding balance under our Credit Facilities remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $5.0 million over a twelve-month period.

As of December 31, 2018, our investment portfolio included $116.1 million in cash and cash equivalents. As of December 31, 2018, we did not hold any short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Golden Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Golden Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method for recognizing revenue due to the adoption of a new accounting standard. These changes have been applied retrospectively to all periods presented.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Las Vegas, Nevada

March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and the Board of Directors

Golden Entertainment, Inc.

Opinion on the Financial Statements and Schedule.

We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. and Subsidiaries (the Company) as of December 31, 2017, and the consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States (U.S).

Change in Accounting Principle.

As discussed in Note 3, the financial statements have been restated as a result of the Company’s election of the full retrospective method of its 2018 adoption of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers.”

Basis for Opinion.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We began serving as the Company’s auditors in 2005, and did so continuously until 2017.

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 15, 2018, except with respect to the effects of the restatement discussed in Note 3 as to which the date is March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Golden Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Golden Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golden Entertainment, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Golden Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2018, and the related notes and schedules listed in the Index at Item 15 (a)(2), and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 15, 2019

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$116,071	$90,579
Accounts receivable, net of allowance of $503 and $414	12,779	14,692
Prepaid expenses	17,722	19,397
Inventories	6,759	5,594
Other	3,428	2,817
Total current assets	156,759	133,079
Property and equipment, net	894,953	895,241
Goodwill	158,134	158,134
Intangible assets, net	141,128	157,692
Deferred income taxes	—	7,787
Other assets	15,595	13,242
Total assets	$1,366,569	$1,365,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$10,480	$9,759
Accounts payable	27,812	19,470
Accrued taxes, other than income taxes	6,540	6,664
Accrued payroll and related	19,780	22,570
Accrued liabilities	18,848	20,373
Total current liabilities	83,460	78,836
Long-term debt, net	960,563	963,200
Deferred income taxes	2,593	—
Other long-term obligations	4,801	3,226
Total liabilities	1,051,417	1,045,262
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 26,779 and 26,413 common shares issued and outstanding, respectively	268	264
Additional paid-in capital	435,245	399,510
Accumulated deficit	(120,361)	(79,861)
Total shareholders' equity	315,152	319,913
Total liabilities and shareholders' equity	$1,366,569	$1,365,175

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Gaming	$525,176	$381,396	$324,863
Food and beverage	170,453	81,304	55,798
Rooms	106,805	24,163	7,525
Other operating	49,360	20,275	11,812
Total revenues	851,794	507,138	399,998
Expenses
Gaming	311,657	259,579	235,539
Food and beverage	138,114	69,194	45,332
Rooms	49,129	10,350	2,154
Other operating	15,332	7,176	5,933
Selling, general and administrative	183,892	98,382	66,323
Depreciation and amortization	94,456	40,786	27,506
Acquisition and merger expenses	2,956	5,041	614
Preopening expenses	1,171	1,632	2,471
Executive severance and sign-on bonuses	784	1,142	1,037
Gain on contingent consideration	—	(1,719)	—
Loss on disposal of property and equipment	3,336	441	54
Other operating, net	—	(157)	—
Total expenses	800,827	491,847	386,963
Operating income	50,967	15,291	13,035
Non-operating income (expense)
Interest expense, net	(64,028)	(19,598)	(6,454)
Loss on extinguishment of debt	—	(1,708)	—
Change in fair value of derivative	1,786	178	—
Gain on sale of land held for sale	—	—	4,525
Other, net	—	—	869
Total non-operating expense, net	(62,242)	(21,128)	(1,060)
Income (loss) before income tax benefit	(11,275)	(5,837)	11,975
Income tax benefit (provision)	(9,639)	7,921	4,325
Net income (loss)	$(20,914)	$2,084	$16,300

Weighted-average common shares outstanding
Basic	27,553	23,105	22,135
Dilutive impact of stock options and restricted stock units	—	1,555	319
Diluted	27,553	24,660	22,454
Net income (loss) per share
Basic	$(0.76)	$0.09	$0.74
Diluted	$(0.76)	$0.08	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2015	21,868	$219	$283,991	$(73,725)	$210,485
Proceeds from issuance of stock on options exercised	314	3	1,789	—	1,792
Share-based compensation	—	—	3,878	—	3,878
Share issuance related to business combination	50	1	499	—	500
Special dividend ($1.71 per share)	—	—	—	(23,529)	(23,529)
Net income	—	—	—	16,300	16,300
Balances, December 31, 2016	22,232	223	290,157	(80,954)	209,426
Proceeds from issuance of stock on options exercised	135	1	168	—	169
Share-based compensation	—	—	8,754	—	8,754
Tax benefit from share-based compensation	—	—	(1,015)	—	(1,015)
Share issuance related to business combination	4,046	40	101,446	—	101,486
Cumulative effect, change in accounting for revenue recognition related to business combination	—	—	—	(991)	(991)
Net income	—	—	—	2,084	2,084
Balances, December 31, 2017	26,413	264	399,510	(79,861)	319,913
Proceeds from issuance of stock on options exercised	610	6	1,316	—	1,322
Share-based compensation	—	—	9,641	—	9,641
Repurchases of common stock	(1,219)	(12)	—	(19,586)	(19,598)
Tax benefit from share-based compensation	—	—	(820)	—	(820)
Issuance of common stock, net of offering costs	975	10	25,598	—	25,608
Net loss	—	—	—	(20,914)	(20,914)
Balances, December 31, 2018	26,779	$268	$435,245	$(120,361)	$315,152

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$(20,914)	$2,084	$16,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94,456	40,786	27,506
Amortization of debt issuance costs and discounts on debt	5,062	1,593	732
Share-based compensation	9,641	8,754	3,878
Loss on disposal of property and equipment	3,336	441	54
Gain on revaluation of contingent consideration	—	(1,719)	—
Loss (gain) on extinguishment of debt	—	1,708	(18)
Gain on change in fair value of derivative	(1,786)	(178)	—
Gain on sale of land held for sale	—	—	(4,525)
Deferred income taxes	10,380	(7,825)	(4,325)
Other operating activities	—	—	(49)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,913	(1,593)	(3,151)
Income taxes receivable	(741)	2,121	(262)
Prepaid expenses	1,469	74	(3,810)
Inventories and other current assets	(1,034)	(568)	102
Other assets	(368)	(2,056)	—
Accounts payable and other accrued expenses	(4,915)	(22,519)	1,580
Accrued taxes, other than income taxes	(124)	511	2,193
Other liabilities	1,575	488	1,190
Net cash provided by operating activities	97,950	22,102	37,395
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(68,175)	(29,463)	(30,634)
Acquisition of businesses, net of cash acquired	—	(724,473)	(41,273)
Purchase of intangibles and other assets	(1,134)	(2,220)	—
Proceeds from disposal of property and equipment	103	—	2,985
Other investing activities	—	(31)	(2,198)
Net cash used in investing activities	(69,206)	(756,187)	(71,120)

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities
Proceeds from term loans	—	969,000	40,000
Repayments of term loans	(8,000)	(150,000)	(8,500)
Borrowings on revolving credit facility	—	6,000	5,000
Repayments of revolving credit facility	—	(36,000)	—
Repayments of notes payable	(506)	(3,334)	(2,061)
Purchase of derivative	—	(3,152)	—
Proceeds from leased equipment obligation	—	743	—
Principal payments under capital leases	(1,039)	(610)	(756)
Payments for debt issuance costs	(219)	(4,035)	(500)
Repurchases of common stock	(19,598)	—	—
Proceeds from the exercise of stock options	1,322	169	1,792
Proceeds from issuance of common stock, net of issuance costs	25,608	—	—
Tax withholding on share-based payments	(820)	(1,015)	—
Dividends paid	—	—	(23,529)
Net cash provided by (used in) financing activities	(3,252)	777,766	11,446
Cash and cash equivalents
Change in cash and cash equivalents	25,492	43,681	(22,279)
Balance, beginning of period	90,579	46,898	69,177
Balance, end of period	$116,071	$90,579	$46,898

Supplemental cash flow disclosures
Cash paid for interest	$60,542	$14,143	$5,721
Cash paid (received) for income taxes, net	—	(84)	260
Non-cash investing and financing activities
Payables incurred for capital expenditures	$10,797	$1,849	$—
Notes payable issued for property and equipment	800	717	721
Assets acquired under capital lease obligations	2,398	2,758	2,726
Common stock issued in connection with acquisitions	—	101,486	500

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Golden Entertainment, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on resort casino operations and distributed gaming (including gaming in the Company’s branded taverns).

The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casinos segment involves the operation of ten resort casino properties in Nevada and Maryland, comprising: (1) The STRAT Hotel, Casino & SkyPod (“The Strat”), Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada, (2) the Aquarius Casino Resort (the “Aquarius”), the Edgewater Hotel & Casino Resort (the “Edgewater”) (as of January 14, 2019) and the Colorado Belle Hotel & Casino Resort (the “Colorado Belle”)(as of January 14, 2019) in Laughlin, Nevada, (3) the Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada, and (4) the Rocky Gap Casino Resort (“Rocky Gap”) in Flintstone, Maryland.

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

On January 14, 2019, the Company completed the acquisition of all of the outstanding equity interests of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $155.0 million in cash (subject to the post-closing adjustment provisions in the purchase agreement) and the issuance of 911,002 shares of the Company’s common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The results of operations of the Laughlin Entities will be included in the Company’s results subsequent to the acquisition date. See Note 4, Acquisitions, for information regarding the Laughlin Acquisition.

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
On October 20, 2017, the Company completed the acquisition of all of the outstanding equity interests of American Casino and Entertainment Properties LLC (“American”) from its former equity holders (the “American Acquisition”). The results of operations of American and its subsidiaries have been included in the Company’s results subsequent to that date. See Note 4, Acquisitions, for information regarding the American Acquisition.

On January 29, 2016, the Company completed the acquisition of approximately 1,100 slots from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations (the “Initial Montana Acquisition”). Additionally, on April 22, 2016, the Company completed the acquisition of approximately 1,800 slots from a second distributed gaming operator in Montana, as well as amusement devices and other non-gaming assets and the right to operate within certain locations (the “Second Montana Acquisition” and, together with the Initial Montana Acquisition, the “Montana Acquisitions”). The results of operations of the distributed gaming businesses acquired in the Montana Acquisitions have been included in the Company’s results subsequent to their respective acquisition dates. See Note 4, Acquisitions, for information regarding the Montana Acquisitions.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates also include preliminary estimates of values assigned to assets acquired and liabilities assumed in connection with business combinations, including conclusions of useful lives, separate entity values and underlying valuation metrics and methods. These preliminary estimates could change significantly during the measurement period which can remain open for up to one year after the closing date of the business combination. See Note 4, Acquisitions, for further information regarding the Company’s business combinations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with current year presentation. These reclassifications had no effect on previously reported net income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and highly-liquid investments with original maturities of three months or less. Although these balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.

Accounts Receivable

Accounts receivable consist primarily of gaming, hotel and other receivables, net of an allowance for doubtful accounts. Accounts receivable are non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance is maintained to reduce the Company’s accounts receivable to their expected net realizable value. Based on specific reviews of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

Inventories

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out and the average cost inventory methods.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Assets held under capital leases are stated at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. A significant amount of the Company’s property and equipment was acquired through business acquisitions and therefore was initially recognized at fair value on the effective dates of the transactions. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and site improvements	10 - 45 years
Furniture and equipment	3 - 15 years
Leasehold improvements	2 - 15 years

The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is recorded based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, the Company typically uses market comparables, when available, or a discounted cash flow model. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs of disposal. The fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company’s long-lived asset impairment tests are performed at the reporting unit level. For the years ended December 31, 2018, 2017 and 2016, there were no impairment charges.

Change in Depreciable Lives of Property and Equipment

During the quarter ended June 30, 2018, the Company completed an analysis associated with planned renovations of certain assets acquired in the American Acquisition (see Note 4, Acquisitions). As a result, effective April 1, 2018, the Company changed its estimated useful lives on certain buildings and land improvements to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of buildings and building improvements were increased to an average of 19 years from ten years. The effect of this change in estimated useful lives on the Company’s results of operations for the twelve months ended December 31, 2018 was to reduce depreciation expense by $6.4 million, increase net income by $0.9 million, and increase both basic and diluted loss per share by $0.03.

Goodwill

The Company tests its goodwill for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level.

When performing the annual goodwill impairment testing, the Company either conducts a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elects to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines it is more likely than not the asset is impaired, it then performs a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.

When performing the quantitative test, the Company estimates the fair value of each reporting unit using the expected present value of future cash flows along with value indications based on current valuation multiples of the Company and comparable publicly traded companies. The estimation of fair value involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to the Company’s properties, and other factors. If the Company’s estimates of future cash flows are not met, it may have to record impairment charges in the future.

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets include trade names and licenses. The fair value of the Company’s trade names is estimated using the income approach to valuation at each of its reporting units. The Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets primarily represent assets related to its customer relationships, player relationships, non-compete agreements and leasehold interest, which are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The Company’s customer relationship assets represent the value associated with space agreements and participation agreements with its distributed gaming customers acquired in an asset purchase or business acquisition. The Company’s player relationships represent the value associated with its rated casino guests. The initial fair value of these intangible assets were determined using the income approach. The recoverability of the finite-lived intangible assets could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying amount of a customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.

Business Combinations

The Company allocates the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The Company determined the fair value of identifiable intangible assets, such as player relationships and trade names, as well as any other significant tangible assets or liabilities, such as long-lived property. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. Provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once the Company is able to determine it has obtained all necessary information that existed as of the acquisition date or once the Company determines that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date.

Derivative Instruments

The Company uses derivative financial instruments to manage interest rate exposure. The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in earnings as the Company's derivative financial instruments do not qualify for hedge accounting. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates.

In November 2017, the Company entered into an interest rate cap agreement (the “Interest Rate Cap”) with a notional value of $650 million for a cash payment of $3.1 million. The Interest Rate Cap establishes a range whereby the counterparty will pay the Company if one-month LIBOR exceeds the ceiling rate of 2.25%. The Interest Rate Cap settles monthly commencing in January 2018 through the termination date in December 31, 2020. No payments or receipts are exchanged on the Interest Rate Cap unless interest rates rise above the pre-determined ceiling rate. The estimated fair value of the Company’s Interest Rate Cap is derived from a market price obtained from a dealer quote. Such quote represents the estimated amount the Company would receive to terminate the contract. As of December 31, 2018, the fair value of the Interest Rate Cap was an asset of $5.0 million and was recorded in other long-term assets in the accompanying consolidated balance sheets.

Contract and Contract Related Liabilities

The Company provides numerous products and services to its customers. There is often a timing difference between the cash payment by the customers and recognition of revenue for each of the associated performance obligations. As of December 31, 2018 and December 31, 2017, the amount of gaming liabilities was $12.5 million and $12.2 million, respectively. The Company’s primary types of gaming liabilities associated with contracts with gaming customers include outstanding chip liability, and loyalty program liabilities.

Outstanding Chip Liability

The outstanding chip liability represents the collective amounts owed to customers in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased.

Loyalty Programs

The Company offers various loyalty programs at its resort casino properties to encourage repeat business. At its Las Vegas and Laughlin casinos in Nevada, the Company offers the ace|PLAY® loyalty program. Under this program, participants earn points based on gaming activity that can be redeemed for cash, free play, lodging, food and beverages and merchandise.

At its Pahrump, Nevada casinos, the Company offers the Gold Mine RewardsTM loyalty program. Under this program, participants earn points based on play and retail purchases that can be redeemed for food, beverages and hotel rooms, among other items.

At Rocky Gap, the Company offers the Rewards ClubTM loyalty program. Under this program, participants earn points based on play and amounts spent on the purchase of rooms, food, beverage and resort activities that can be redeemed for complimentary slot play and free goods and services at Rocky Gap’s hotel, restaurants, spa and golf course.

In its Distributed Gaming segment, the Company offers the Golden Rewards® promotional program for its taverns. Under this program, participants earn points based on play and amounts spent on the purchase of food and beverage which are redeemable for complimentary slot play, food and beverages, among other items.

With respect to each of the Company’s loyalty programs, the Company records a liability based on the value of points earned, less an estimate for points not expected to be redeemed. This liability represents a deferral of revenue until such time as the participant redeems the points earned. The Company has changed the way it records net points earned for complimentary gaming play or free goods and services. The promotional allowances line item was eliminated from the consolidated statement of operations with amounts being instead deducted from the respective revenue line items, and the cost of providing such complimentary gaming play, goods and services is no longer included in gaming expense (See Note 3, Revenue Recognition). Redemption history at the Company’s casinos and taverns is used to assist in the determination of the estimated accruals. Loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Participants’ points expire after thirteen months of no activity. The ace|PLAY, Gold Mine Rewards, Rewards Club and Golden Rewards points accruals are included in current liabilities on the Company’s consolidated balance sheet. Changes in the programs, increases in membership and changes in the redemption patterns of the participants can impact this liability.

Other

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

Long-Term Debt, Net

Long-term debt, net is reported as the outstanding debt amount, net of unamortized debt issuance costs and debt discount. These include legal and other direct costs related to the issuance of debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments, and are recorded as a direct reduction to the face amount of the Company’s outstanding long-term debt on the consolidated balance sheets. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis over the contractual term of the underlying debt. Approximately $5.1 million, $1.6 million and $0.7 million was amortized to interest expense during the years ended December 31, 2018, 2017 and 2016, respectively.

Revenue Recognition

See Note 3, Revenue Recognition for information regarding the Company’s revenue recognition polices.

Gaming Taxes

The Company’s Nevada casinos are subject to taxes based on gross gaming revenues and pay annual fees based on the number of slots and table games licensed during the year. Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and video lottery terminals in operation during the year. The Company’s distributed gaming operations in Nevada are subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that have grandfathered rights to more than 15 slots for play, and/or annual and quarterly fees at all tavern and third party distributed gaming locations. The Company’s distributed gaming operations in Montana are subject to taxes based on the Company’s share of gross gaming revenue. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes and licenses were $55.3 million, $41.5 million and $35.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses, which are primarily included in selling, general and administrative expenses, were $10.1 million, $3.3 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Share-Based Compensation Expense

The Company has various share-based compensation programs, which provide for equity awards including stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the employee's requisite service period. Compensation costs related to stock option awards are calculated based on the fair value of the award on the date of grant using the Black-Scholes option pricing model. For RSUs and PSUs, compensation expense is calculated based on the fair market value of the Company’s common stock on the date of grant. All of the Company’s share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See Note 9, Share-Based Compensation, for additional discussion.

Income Taxes

The Company is subject to income taxes in the United States. Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities generally is recognized in the results of operations in the period that includes the enactment date. Accounting standards also require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

The Company's income tax returns are subject to examination by the Internal Revenue Service and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. If a tax position, based on its technical merits, is deemed more likely than not to be sustained, then the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.

The Company records estimated penalties and interest related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

Net Income per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net loss for the year ended December 31, 2018, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were 2,014,012 for year ended December 31, 2018.

Share Repurchase Program

On November 7, 2018, the Board of Directors authorized the repurchase of up to $25.0 million shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduces common stock and records charges to accumulated deficit. During the year ended December 31, 2018, the Company repurchased approximately 1.2 million shares of its $0.01 par value common stock in open market transactions at an average price of $16.06 per share, resulting in a charge to accumulated deficit of approximately $19.6 million. As of December 31, 2018, approximately $5.4 million of shares of common stock remained available for repurchase pursuant to this program. On March 12, 2019, the Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaces the November 2018 share repurchase program. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. There were no share repurchases during the years ended December 31, 2017 or 2016.

Recent Accounting Pronouncements

Changes to generally accepted accounting principles in the United States are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. While management continues to assess the possible impact on the Company's consolidated financial statements of the future adoption of new accounting standards that are not yet effective, management currently believes that the following new standards may impact the Company’s financial statements and disclosures:

Accounting Standards Issued And Adopted

In May 2014 (amended January 2017), the FASB issued a comprehensive new revenue recognition model, ASU No. 2014-09, Revenue from Contracts with Customers which created a new Topic 606 (“ASC 606”). The guidance is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP applicable to revenue transactions. Existing industry guidance was eliminated, including revenue recognition guidance specific to the gaming industry. The Company adopted the standard as of January 1, 2018, following the full retrospective approach. The accompanying financial statements and related disclosures reflect the effects of the new revenue standard. The most significant impacts of the adoption are summarized in Note 3, Revenue Recognition.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230), which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several types of cash flows, including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company adopted this guidance on January 1, 2018, and this adoption did not have a material effect on its consolidated Statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other, which amends the accounting guidance to simplify the testing for goodwill impairment. The amended guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, and the impairment charge is limited to the amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment tests performed after January 1, 2017. The Company adopted this guidance in the fourth quarter of 2018 in conjunction with its annual goodwill impairment test. The adoption did not have an impact on the Company’s financial position or results of operations.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “Topic 842”). Topic 842 amends the existing guidance relating to the definition of a lease, recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability on the balance sheet, measured on a discounted basis. Operating leases are currently not recognized on the balance sheet. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance. Entities are required to adopt Topic 842 using a modified retrospective transition method at one of the following application dates: (1) the later of the beginning of the earliest period presented in the financial statements and the lease commencement date or (2) on the effective date. The Company will adopt Topic 842 on January 1, 2019 using the effective date transition approach, which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption.

Topic 842 provides for transitional relief by permitting the election of certain practical expedients. The Company is electing the reassessment package of practical expedients, which permits the Company not to reassess whether (1) any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification remains appropriate for any expired or existing leases as of the adoption date and (3) previously capitalized costs continue to qualify as initial direct costs on expired or existing leases as of the adoption date. The Company is not electing the hindsight practical expedient, which requires an entity to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.

While the Company is currently assessing the quantitative impact the guidance will have on its consolidated financial statements and related disclosures, the Company expects the most significant changes will be related to the recognition of right-of-use assets and lease liabilities for operating leases on the Company’s consolidated balance sheet, with no material impact to net income or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective beginning January 1, 2020, with early adoption permitted beginning January 1, 2018. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not plan to early adopt this ASU, and is currently evaluating the impact of adopting this guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation, which expands previous guidance to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company will adopt the standard as of January 1, 2019 and does not expect the adoption to have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance will be effective beginning January 1, 2020, with early adoption permitted upon issuance of this updated guidance. The Company does not plan to early adopt this ASU, and is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The ASU will be effective for the Company on January 1, 2020, with early adoption permitted. The Company is currently assessing whether to early adopt and the impact the guidance will have on its Consolidated Financial Statements and related disclosures.

No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have an impact on the Company’s financial statements.

Note 3 – Revenue Recognition

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

The Company generally enters into three types of slot and amusement device placement contracts as part of its distributed gaming business: space agreements, revenue share agreements and participation agreements. Under space agreements, the Company pays a fixed monthly rental fee for the right to install, maintain and operate the Company’s slots at a business location. Under these agreements, the Company recognizes all gaming revenue and records fixed monthly rental fees as gaming expenses. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location and records that amount as an expense. With regard to both space and revenue share agreements, the Company holds the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots which the Company records as an expense. In Montana, the Company’s slot and amusement device placement contracts are all participation agreements. In its distributed gaming business, the Company considers its customer to be the gaming player since the Company controls all aspects of the slot machines. Due to the maintaining of control of the services directly before they are transferred to the customer, the Company is considered to be the principal in these transactions and therefore records revenue on a gross basis.

For wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, the Company allocates the stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company's control and discretion that are supplied by third parties are recorded as an operating expense.

For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty programs, Golden Rewards, ace|PLAY, Gold Mine Rewards and Rocky Gap Rewards Club, the Company allocates the estimated stand-alone selling price of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs under ASC 606. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue. The Company’s performance obligation related to its loyalty programs is generally completed within one year, as participants’ points expire after thirteen months of no activity.

After allocation to the other revenue types for products and services provided to patrons as part of a wagering contract, the residual amount is recorded to casino gaming revenue as soon as the wager is settled. As all wagers have similar characteristics, the Company accounts for its gaming contracts collectively on a portfolio basis. Gaming contracts are typically completed daily based on the outcome of the wagering transaction and include a distinct performance obligation to provide gaming activities.

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

The Company elected to adopt the full retrospective method to apply the new guidance to each prior reporting period presented as if it had been in effect since January 1, 2016. The only cumulative effect of the adoption recognized was a decrease in retained earnings of $1.0 million on October 20, 2017 (no income tax effect), related to the loyalty program point liability of the business combination.

Adoption of the new standard did not have a significant impact on the Company’s previously reported net revenues, expenses, operating income, and net income. The impact of adoption of the new standard to previously reported selected financial statement information was as follows:

	Year Ended December 31, 2017
(In thousands)	As Reported	Adjustments	As Adjusted
Gross revenues	$538,676	$(31,538)	$507,138
Promotional allowances	(28,868)	28,868	—
Net revenues	509,808	(2,670)	507,138
Operating income	15,378	(87)	15,291
Net income	2,171	(87)	2,084

	Year Ended December 31, 2016
(In thousands)	As Reported	Adjustments	As Adjusted
Gross revenues	$424,395	$(24,397)	$399,998
Promotional allowances	(21,191)	21,191	—
Net revenues	403,204	(3,206)	399,998
Operating income	13,035	—	13,035
Net income	16,300	—	16,300

Note 4 – Acquisitions

Laughlin Acquisition

On January 14, 2019, the Company completed the acquisition of all of the outstanding equity interests of the Laughlin Entities from Marnell for $155.0 million in cash (subject to the post-closing adjustment provisions in the purchase agreement) and the issuance of 911,002 shares of the Company’s common stock to certain assignees of Marnell. The results of operations of the Laughlin Entities will be included in the Company’s results subsequent to the acquisition date and the Laughlin Acquisition will be accounted for using the acquisition method of accounting.

Since the closing date of the Laughlin Acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed.

American Acquisition

Overview

On October 20, 2017, the Company completed the acquisition of all of the outstanding equity interests of American for $787.6 million in cash (after giving effect to post-closing adjustments) and the issuance of approximately 4.0 million shares of its common stock to a former American equity holder with a fair value of $101.5 million, based on the closing price of the Company’s common stock on October 20, 2017 of $25.08 per share.

Acquisition Method of Accounting

The American Acquisition has been accounted for using the acquisition method of accounting. The determination of the fair value of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) was completed in the second quarter of 2018. There were no measurement period adjustments that were material to the Company’s consolidated financial statements.

The following table summarizes the allocation of the purchase price, based on estimates of the fair values of the assets acquired and liabilities assumed:

(In thousands)
Current assets	$83,079
Property and equipment	754,581
Other noncurrent assets	264
Intangible assets	66,140
Goodwill	52,479
Liabilities	(67,476)
Total assets acquired, net of liabilities assumed	$889,067

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives by category:

(In thousands)	Useful Life (Years)
Land	Not applicable	$106,800
Land improvements	15	6,240
Building and improvements	45	607,698
Furniture, fixtures and equipment	3-4	32,829
Construction in process	Not applicable	1,014
Total property and equipment		$754,581

The following table summarizes the values assigned to acquired intangible assets and estimated useful lives by category:

(In thousands)	Useful Life (Years)
Trade names	Indefinite	$34,510
Players loyalty programs	3	26,850
Leasehold interest	3-80	3,110
In-place lease value	3-4	1,670
Total intangible assets		$66,140

See Note 12, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the tangible and intangible assets acquired through the American Acquisition.

For the period from the American Acquisition date of October 20, 2017 through December 31, 2017, American generated net revenue of $76.3 million and net income of $5.5 million.

Refinancing

In connection with the closing of the American Acquisition, the Company entered into two new credit agreements with respect to a $900.0 million senior secured first lien credit facility (consisting of $800.0 million in term loans and a $100.0 million revolving credit facility, which was undrawn at closing and upsized to $200.0 million in 2018) (the “First Lien Facility”) and a $200.0 million senior secured second lien term loan facility (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”). The Company used the net proceeds from the borrowings under the Credit Facilities primarily to fund the cash purchase price in the American Acquisition (a portion of which was used to repay American’s outstanding senior secured indebtedness), to refinance the Company’s outstanding senior secured indebtedness under its then-existing senior secured credit facility, and to pay certain transaction fees and expenses. See Note 8, Debt, for a discussion of the Credit Facilities and associated refinancing.

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and does not purport to represent what the results of operations, financial condition or other financial information of the Company would have been if the American Acquisition had occurred on January 1, 2016 or what such results or financial condition will be for any future periods. The unaudited pro forma combined financial information is based on estimates and assumptions and on the information available at the time of the preparation thereof. These estimates and assumptions may change, be revised or prove to be materially different, and the estimates and assumptions may not be representative of facts existing at the time of the American Acquisition. The unaudited pro forma combined financial information does not reflect non-recurring charges that will be incurred in connection with the American Acquisition, nor any cost savings and synergies expected to result from the American Acquisition (and associated costs to achieve such savings or synergies), nor any costs associated with severance, restructuring or integration activities resulting from the American Acquisition.

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of American for the years ended December 31, 2017 and 2016, adjusted to give effect to the American Acquisition, related transactions (including the refinancing) and the adoption of ASC 606.

	Year Ended December 31,
	2017	2016
(In thousands, except per share data)
Pro forma combined revenues	$843,589	$791,372
Pro forma combined net income	23,131	28,200
Pro forma combined net income per share:
Basic	26,342	26,181
Diluted	27,897	26,500
Weighted-average common shares outstanding:
Basic	$0.88	$1.08
Diluted	0.83	1.06

Montana Acquisitions

On January 29, 2016, the Company completed the Initial Montana Acquisition, which involved the acquisition of approximately 1,100 slots, as well as certain other non-gaming assets and the right to operate within certain locations, for $20.1 million, including the issuance of $0.5 million of the Company’s common stock. In connection with the Initial Montana Acquisition, the Company was required to pay the sellers contingent consideration of up to $2.0 million in cash. In the third quarter of 2017, the Company revalued the estimated fair value of the contingent consideration and recognized a gain of $1.7 million on the Company’s consolidated statement of operations. In the first quarter of 2018 the contingent consideration was paid in full.

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

On April 22, 2016, the Company completed the Second Montana Acquisition, which involved the acquisition of approximately 1,800 slots, as well as amusement devices and certain other non-gaming assets and the right to operate within certain locations, for $25.7 million.

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

Distribution to Shareholders

On June 17, 2016, under the terms of the July 2015 merger agreement between the Company and Sartini Gaming, the Board of Directors of the Company approved and declared a special cash dividend to the eligible shareholders of record on the close of business on June 30, 2016 (the “Record Date”) of approximately $23.5 million (the “Special Dividend”), which was paid on July 14, 2016. The $1.71 per share amount of the Special Dividend comprised the net proceeds per share received from the sale of the Company’s $60.0 million subordinated promissory note.

Note 5 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

	December 31,
(In thousands)	2018	2017
Land	$121,081	$121,081
Building and site improvements	723,354	705,266
Furniture and equipment	154,663	125,339
Construction in process	35,151	6,972
Property and equipment	1,034,249	958,658
Less: Accumulated depreciation	(139,296)	(63,417)
Property and equipment, net	$894,953	$895,241

Depreciation expense for property and equipment, including capital leases, totaled $76.7 million, $31.3 million, and $20.2 million for 2018, 2017, and 2016, respectively.

Note 6 – Goodwill and Intangible Assets, Net

The following table summarizes goodwill activity by reportable segment:

(In thousands)	Casinos	Distributed Gaming	Total Goodwill
Balance, January 1, 2017	$7,796	$97,859	$105,655
Goodwill acquired during the year	52,479	—	52,479
Balance, December 31, 2017	60,275	97,859	158,134
Goodwill acquired during the year	—	—	—
Balance, December 31, 2018	$60,275	$97,859	$158,134

Intangible assets, net, consisted of the following:

	December 31, 2018
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$46,710	$—	$46,710
Gaming licenses	Indefinite	960	—	960
Liquor licenses	Indefinite	185	—	185
		47,855	-	47,855
Amortizing intangible assets
Customer relationships	11.0 years	80,654	(18,282)	62,372
Player relationships	3.2 years	34,689	(12,691)	21,998
Non-compete agreements	2.1 years	6,210	(3,548)	2,662
Leasehold interest	64.7 years	3,110	(223)	2,887
Gaming licenses	9.3 years	2,100	(788)	1,312
In-place lease value	2.3 years	1,670	(565)	1,105
Other	7.2 years	1,769	(832)	937
		130,202	(36,929)	93,273
Balance, December 31, 2018		$178,057	$(36,929)	$141,128

	December 31, 2017
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$46,710	$—	$46,710
Gaming licenses	Indefinite	960	—	960
Liquor licenses	Indefinite	185	—	185
		47,855	—	47,855
Amortizing intangible assets
Customer relationships	12.1 years	80,320	(12,524)	67,796
Player relationships	4.2 years	34,150	(3,045)	31,105
Non-compete agreements	3.0 years	6,000	(2,395)	3,605
Leasehold interest	65.7 years	3,110	(32)	3,078
Gaming licenses	10.3 years	2,100	(648)	1,452
In-place lease value	3.3 years	1,670	(81)	1,589
Other	8.2 years	1,769	(557)	1,212
		129,119	(19,282)	109,837
Balance, December 31, 2017		$176,974	$(19,282)	$157,692

The Rocky Gap gaming license is being amortized over its 15 year term.

Total amortization expense related to intangible assets was $17.8 million, $9.5 million and $7.3 million for 2018, 2017, and 2016, respectively. Estimated future amortization expense related to intangible assets, is as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Estimated amortization expense	$17,880	$16,232	$7,166	$6,695	$6,583	$38,717

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(In thousands)	2018	2017
Gaming liabilities	$12,473	$12,209
Deposits	2,652	—
Other accrued liabilities	3,723	8,164
Total accrued liabilities	$18,848	$20,373

Note 8 – Debt

Senior Secured Credit Facilities

As of December 31, 2018, the Company’s Credit Facilities consisted of a $1.0 billion First Lien Facility (consisting of $800.0 million in term loans and a $200.0 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto, and a $200.0 million Second Lien Term Loan with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto. During 2018, the size of the revolving credit facility under the First Lien Facility was increased from $100.0 million to $200.0 million. As of December 31, 2018, $792.0 million and $200.0 million of term loan borrowings were outstanding under the Company’s First Lien Facility and Second Lien Term Loan, respectively, there were no letters of credit outstanding under the First Lien Facility, and the revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of December 31, 2018 of $200.0 million.

Interest and Fees

Borrowings under each of the Credit Facilities bear interest, at the Company’s option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility under the First Lien Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on the Company’s net leverage ratio. The applicable margin for the Second Lien Term Loan is 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on the Company’s net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of December 31, 2018, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facilities was approximately 5.8%.

Optional and Mandatory Prepayments

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility are repayable in 27 quarterly installments of $2.0 million each, which commenced in March 2018, followed by a final installment of $746.0 million at maturity. The term loans under the Second Lien Term Loan are repayable in full at maturity on October 20, 2025.

Guarantees and Collateral

Borrowing under each of the Credit Facilities are guaranteed by each of the Company’s existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of the Company and its subsidiary guarantors (subject to of certain exceptions).

Financial and Other Covenants

Under the Credit Facilities, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the term loans under the Credit Facilities under certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If the Company defaults under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facilities as of December 31, 2018.

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

Summary of Outstanding Debt

Long-term debt, net is comprised of the following:

	December 31,
(In thousands)	2018	2017
Term loans	$992,000	$1,000,000
Capital lease obligations	7,127	5,839
Notes payable	1,111	1,159
Total long-term debt	1,000,238	1,006,998
Less unamortized discount	(25,658)	(30,122)
Less unamortized debt issuance costs	(3,537)	(3,917)
	971,043	972,959
Less current maturities	(10,480)	(9,759)
Long-term debt, net	$960,563	$963,200

Subsequent to fiscal year end, the Company borrowed $145.0 million on its revolving credit facility in connection with the closing of the Laughlin Acquisition on January 14, 2019.

Scheduled Principal Payments of Long-Term Debt

The scheduled principal payments due on long-term debt are as follows:

(In thousands)
For the year ending December 31,
2019	$10,480
2020	9,941
2021	9,272
2022	8,199
2023	8,140
Thereafter	954,206
Total outstanding principal of long-term debt	$1,000,238

Note 9 – Stock Incentive Plans

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

The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2018 was 1,056,505 shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. As of December 31, 2018, a total of 870,689 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In connection with the Special Dividend discussed in Note 4, Acquisitions, and in accordance with the Company’s equity incentive plans approved by the Company’s shareholders, equitable anti-dilutive adjustments were made to the exercise prices of outstanding stock options to purchase shares of Company common stock, in order to preserve the value of such stock options following the Special Dividend. Accordingly, effective as of the close of business on July 14, 2016, the exercise price of each outstanding stock option granted prior to the Record Date under the 2015 Plan, the 2007 Lakes Stock Option and Compensation Plan and the 1998 Stock Option and Compensation Plan (collectively, the “Adjusted Options”) was reduced by $1.71 per share. The weighted-average exercise price of the Adjusted Options presented in the table below have been adjusted accordingly. The Adjusted Options had a weighted-average exercise price of $7.04 per share after giving effect to such anti-dilutive adjustments. The Adjusted Options have varying remaining terms, which were not affected by the adjustments. The Company measured the incremental compensation cost as the excess of the fair value of the Adjusted Options immediately following such anti-dilutive adjustments over the fair value of the Adjusted Options immediately prior to such anti-dilutive adjustments. Of the 2,337,643 Adjusted Options, 1,908,070 were unvested and 429,573 were vested at the time of the adjustment. The incremental fair value related to the unvested Adjusted Options resulting from the anti-dilutive adjustments was estimated to be $1.7 million, which will be recorded over the remaining vesting period of such Adjusted Options. The incremental fair value related to the vested Adjusted Options resulting from the anti-dilutive adjustments, determined using the Black-Scholes option pricing model, was $0.7 million and was recorded as share-based compensation expense during the third quarter of 2016.

Stock Options

The following table summarizes stock option activity:

		Weighted-
		Average		Aggregate
	Stock	Remaining	Weighted-	Intrinsic
	Options	Term	Average	Value
	Outstanding	(in years)	Exercise Price	(in thousands)
Outstanding at January 1, 2018	4,375,929	7.9	$10.73
Granted	—		$—
Exercised	(813,228)		$7.38
Cancelled	(117,635)		$12.15
Expired	(20,311)		$7.34
Outstanding at December 31, 2018	3,424,755	7.4	$11.49	$17,603
Exercisable at December 31, 2018	2,193,274	7.2	$10.63	$12,811

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $16.1 million, $0.1 million and $1.8 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2017 and 2016 was, $7.30 and $4.80 per share, respectively. There were no stock options granted during the year ended December 31, 2018.

The total amount of cash received from stock options exercised during the year ended December 31, 2018 was $1.3 million.

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

The following assumptions were used to estimate the fair value of stock options granted:

	Year Ended December 31,
	2017	2016
Expected dividend yield	—	—
Risk-free interest rate	2.21 – 2.47%	1.43 – 2.40%
Expected term (in years)	10	10
Expected volatility	29.07 – 34.43%	24.03 – 26.95%

RSUs and PSUs

On March 14, 2018, the Compensation Committee of the Board of Directors of the Company approved a new long-term incentive structure for equity awards to be granted to the executive officers of the Company under the 2015 Plan. Under this new structure, commencing in the first quarter of 2018, the executive officers of the Company receive long-term equity awards in a combination of RSUs and PSUs. The number of PSUs that will be eligible to vest with respect to these PSU awards will be determined based on the Company’s attainment of performance goals set by the Compensation Committee. Following the two-year performance period, the number of “vesting eligible” PSUs will then be subject to one additional year of time-based vesting. Share-based compensation costs related to RSU and PSU awards are calculated based on the market price on the date of the grant. The Company periodically reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjusts the stock compensation expense accordingly.

The following table summarizes RSU activity:

	RSUs
			Total
		Weighted-	Fair Value
		Average	of Shares
		Grant Date	Vested
	Shares	Fair Value	(in thousands)
Outstanding at January 1, 2016	—
Granted	141,296	$12.57
Outstanding at December 31, 2016	141,296	$12.57
Granted	—
Vested	(111,660)	$12.57	$2,556
Cancelled	(29,636)	$12.57
Outstanding at December 31, 2017	—
Granted	241,542	$29.09
Vested	—		$—
Cancelled	(9,243)	$28.72
Outstanding at December 31, 2018	232,299	$29.10

The following table summarizes PSU activity:

PSUs
Total
		Weighted-	Fair Value
		Average	of Shares
		Grant Date	Vested
	Shares(1)	Fair Value	(in thousands)
Outstanding at January 1, 2017	—
Granted	62,791	$27.87
Vested	—		$—
Cancelled	—
Outstanding at December 31, 2017	62,791	$27.87
Granted	108,957	$28.72
Vested	—		$—
Cancelled	—
Outstanding at December 31, 2018	171,748	$28.41

__________________

(1)

The number of shares listed for PSUs granted during 2017 represents the actual number of PSUs granted to each recipient eligible to vest if the Company meets its performance goals for the applicable period. The number of shares listed for PSUs granted during 2018 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest with respect to PSUs granted in 2018 will vary depending on whether or not the Company meets or exceeds the applicable threshold, target or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.

There was no PSU activity during the year ended December 31, 2016.

Share-Based Compensation

The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Stock options	$5,191	$5,135	$3,717
RSUs	3,383	3,554	161
PSUs	1,067	65	—
Total share-based compensation costs	$9,641	$8,754	$3,878

As of December 31, 2018, the Company’s unrecognized share-based compensation expenses related to stock options, RSUs and PSUs was approximately $7.1 million, $3.4 million and $3.0 million, respectively, which are expected to be recognized over a weighted-average period of 2.0 years, 2.0 years, and 2.5 years, respectively.

Note 10 – Income Taxes

Income tax provision (benefits) are summarized as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$(741)	$(91)	$—
State	—	(5)	—
Total current tax benefit	(741)	(96)	—
Deferred:
Federal	$9,872	$(7,456)	$(4,091)
State	508	(369)	(234)
Total deferred tax benefit	10,380	(7,825)	(4,325)
Income tax (benefit) provision	$9,639	$(7,921)	$(4,325)

Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income (loss) before income tax benefit is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21%	35%	35%
State income taxes, net of federal income taxes	4.5	2.0	2.0
State tax credit	—	—	(45.9)
State rate adjustment	—	—	2.1
Permanent tax differences – stock compensation	22.0	—	—
Permanent tax differences – business meals	(5.0)	—	—
Permanent tax differences – executive compensation	(0.2)	(12.5)	—
Permanent tax differences – other	—	(17.0)	2.4
Purchase price allocation adjustment – merger	—	—	3.7
Change in valuation allowance	(144.5)	193.5	(34.8)
FICA credit generated	8.5	11.8	(4.7)
Impact of Tax Cuts and Jobs Act	(4.8)	(74.6)	—
Change in tax rate and apportionment	(4.3)	—	—
Deferred only adjustment to beginning deferred balances	17.3	—	—
Other, net	—	(0.4)	4.1
Effective tax rate	(85.5%)	137.8%	(36.1%)

The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Accruals and reserves	$3,854	$1,571
Share-based compensation expense	3,758	2,532
Alternative minimum tax credit carryforward	741	1,483
General business credit carryforward	2,447	1,126
State tax credits	5,500	5,500
Net operating loss carryforwards	19,156	17,350
Other	944	701
	36,400	30,263
Valuation allowances	(23,276)	(6,983)
	$13,124	$23,280
Deferred tax liabilities:
Prepaid services	(876)	(884)
Amortization of intangible assets	(9,519)	(11,527)
Depreciation of fixed assets	(5,322)	(3,082)
	(15,717)	(15,493)
Net deferred tax assets (liabilities)	$(2,593)	$7,787

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company's financial results for the year ended December 31, 2018, include the release of a portion of the valuation allowance recorded against the deferred tax assets of the Company, netted with establishment of a valuation allowance recorded against other deferred tax assets of the Company. The net change in valuation allowance resulted in the recognition of a $16.3 million income tax expense. The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of December 31, 2018, negative evidence outweighs positive evidence for the realization of deferred tax assets and as a result has provided a full valuation allowance against its deferred tax assets. The change during the fourth quarter of 2018 is simultaneous with the Company’s change from an income position to a loss position when analyzing three years of cumulative pretax book income.

As of December 31, 2018, the Company had approximately $86.7 million of federal net operating loss carryforwards, which will begin to expire in 2033. These net operating losses have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, in connection with the American Acquisition, the Company issued 4,046,494 shares of its common stock to a former American equity holder, which resulted in an “ownership change” under Section 382 that will generally limit the amount of net operating losses the Company can utilize annually. As of December 31, 2018 the Company has concluded that the American Acquisition will not result in a loss of net operating loss nor credit carryforwards.

Additionally, the Company had deferred tax assets of approximately $2.4 million related to general business credits. The general business credit carryforward begins to expire in 2037. With the enactment of The Tax Cuts and Jobs Act of 2017, Alternative Minimum Tax credit carryforwards are eligible for a refund. The Company has recognized the resulting refund expected on the 2018 federal income tax return of $0.7 million as income tax receivable on its balance sheet. The remaining $0.7 million is included on its consolidated balance sheet as a deferred tax asset, as it will be refunded on successive returns until the final amount is received on the 2022 federal income tax return. A valuation allowance against the Alternative Minimum Tax credits, which had been previously established, has been released accordingly.

During the second quarter of 2015, the Company was notified by the state of California that its audit of the Company for the 2010 tax year had been completed and resulted in no adjustments.

During the fourth quarter of 2016, the Company completed an IRS audit for the 2009 through 2013 tax years. The impact of the audit was not material and has been reflected in the financial statements. The 2015, 2016, and 2017 tax years are still subject to examination. The Company has no jurisdictions that are currently under examination.

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) reduced the corporate federal income tax rate to 21%, effective January 1, 2018. The Company has completed its accounting for the TCJA. During the year ended December 31, 2018, the Company recognized an additional tax expense of $0.5 million related to the TCJA rate change, compared to $4.3 million for the year ended December 31, 2017. As of December 31, 2018, the Company has no uncertain tax positions.

Note 11 – Employee Retirement and Benefit Plans

Defined contribution employee savings plans

Effective November 1, 2018 the Company combined its two qualified defined contribution employee savings plans. The Company’s qualified defined contribution employee savings plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company contributed approximately $0.2 million, $0.2 million and $0.3 million to its defined contribution employee savings plan during the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s contributions vest over a five-year period.

Pension plans

As of December 31, 2018, approximately 2,000 of the Company’s employees were members of various unions and covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $11.0 million and $2.1 million in expenses for these plans for the year ended December 31, 2018 and 2017, respectively. The Company did not incur any expenses for these plans during the year ended December 31, 2016. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:

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

The Company considers the following multiemployer pension plans to be significant:

				FIR/RP		Expiration Date
		Pension Protection		Status		Of Collective-
		Zone Status (1)		Pending/	Surcharge	Bargaining
Multiemployer Pension Plans	EIN/Plan Number	2017	2016	Implemented	Imposed	Agreement
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2018 and 3/31/2020
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2023

(1)	The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

The Company’s contributions to each multiemployer pension and benefit plans are as follows:

	December 31,
(In thousands)	2018	2017
Multiemployer pension plans
Central Pension Fund of the IUOE and Participating Employers	$753	$165
Southern Nevada Culinary and Bartenders Pension Plan	2,003	453
Other pension plans	191	45
Total contributions	$2,947	$663
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$7,807	$1,691
All other	6	2
Total contributions	$7,813	$1,693

For the 2017 plan year, the latest period for which plan data is available, the Company made less than 5% of total contributions for all multiemployer pension plans to which the Company contributes.

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short duration of these financial instruments.

The following table summarizes the fair value measurement information about our long-term debt:

	December 31, 2018
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loans	$992,000	$952,300	Level 2
Capital lease obligations	7,127	7,127	Level 3
Notes payable	1,111	1,111	Level 3
Total debt	$1,000,238	$960,538

	December 31, 2017
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loans	$1,000,000	$1,000,000	Level 2
Capital lease obligations	5,839	5,839	Level 3
Notes payable	1,159	1,159	Level 3
Total debt	$1,006,998	$1,006,998

The estimated fair value of the Company’s term loan debt is based on a relative value analysis performed as of December 31, 2018. As of December 31, 2017, the carrying value of the Company’s debt approximates fair value because the terms were recently negotiated and based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk. The capital leases and note payable debt are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.

As of December 31, 2018, the Interest Rate Cap was outstanding with a notional amount of $650 million and an initial purchase price of $3.1 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of its Interest Rate Cap derivative to estimate fair value quarterly based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s Interest Rate Cap asset at December 31, 2018 was $5.0 million. As the Company elected to not apply hedge accounting, the change in fair value of this Interest Rate Cap was recorded in the consolidated statement of operations.

Business Combinations and Long-lived Assets

In connection with business combinations, the Company recognizes assets acquired and liabilities assumed at estimated fair value and adjusts liabilities for contingent consideration to estimates of fair value quarterly. For the American Acquisition, these amounts were finalized during the second quarter of 2018. For the Initial Montana Acquisition and Second Montana Acquisition, these amounts were finalized during the first and second quarter of 2017, respectively. All value metrics and estimates utilize Level 3 inputs.

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

Fair value estimates of intangible assets are based on a variety of methods as follows:

Trade names – Primary reliance for estimating fair value of trade names is typically placed on a relief-from-royalty method and includes an estimate for a reasonable royalty rate (0.25% to 1.0% in the American Acquisition) that give consideration to third-party license agreements to determine an implied royalty rate. Estimated after-tax cash flows are discounted to present value utilizing a range of discount rates from 11.0% to 14.5% depending on the trade name, which reflects the risk of the cash flows related to the asset and the risk and uncertainty of the cash flows for the trade name relative to the overall business. The trade names associated with the American Acquisition and the Sartini Gaming merger were given an indefinite life. The trade names associated with the Montana Acquisitions were given a four year useful life.

Player and customer relationships – The estimated fair value of player and customer relationships acquired typically relies on an excess earnings method under the income approach and/or a cost-to-replace approach. After-tax cash flow discount rates have varied from 11.0% to 14.0%. The player relationships associated with the American Acquisition were given a useful life of three years. The player relationships associated with the Sartini Gaming merger were given a useful life of eight years for the taverns and 12 to 14 years for the Pahrump casinos. The customer relationships associated with the Montana Acquisitions were given a useful life of 15 years, and the distributed gaming customer relationships associated with the Sartini Gaming merger were given a useful life of 13 to 16 years.

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

Non-compete agreements – The estimated fair value of non-compete agreements is generally based on the lost profits method under the income approach. It uses the difference between estimated future cash flows “With” and “Without” the non-compete agreements and probability factors associated with the assumptions. The non-compete agreements associated with the Montana Acquisitions and the Sartini Gaming merger were given a useful life of five years and two years, respectively.

Note 13 – Leases

American Leases

The Company acquired various operating and capital leases through the American Acquisition in October 2017. See Note 4, Acquisitions, for a description of the American Acquisition.

For the year ended December 31, 2018, the Company recorded rental revenue of $7.5 million.

The future minimum lease payments to be received by the Company under non-cancelable operating leases are as follows:

(In thousands)
For the year ending December 31,
2019	$4,558
2020	3,208
2021	2,452
2022	1,607
2023	938
Thereafter	—
Total	$12,763

The above minimum rental income does not include contingent rental income or common area maintenance cost reimbursement contained within certain retail operating leases.

Rocky Gap Lease

The Company entered into a ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years.

Under the lease, rent payments are due and payable annually in the amount of $0.3 million plus 0.9% of any gross operator share of gaming revenue (as defined in the lease) in excess of $0.3 million, and $0.2 million plus any surcharge revenue in excess of $0.2 million. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the lease was $0.3 million (net of surcharge revenue of $0.1 million) during each of the years ended December 31, 2018, 2017 and 2016.

Gold Town Casino Leases

The Company’s Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate, in Pahrump, Nevada. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which the Company’s main casino building is located, which the Company leases from a competitor). Rent expense associated with these leases was $0.7 million, $0.5 million, $0.6 million, respectively, during each of the years ended December 31, 2018, 2017 and 2016. The Company subleases approximately two of the acres to an unrelated third party. Rental income during the year ended December 31, 2018 was $0.2 million and rental income during each of the years ended December 31, 2017 and 2016 was less than $0.1 million related to the sublease of the two acres in Pahrump, Nevada.

Capital Lease Financing Agreement

In June 2018, the Company entered into a capital lease financing arrangement for external and internal lighting and renovations at The Strat. Construction was completed and assets put into service in the fourth quarter of 2018. The total amount to be paid is $3.4 million, of which $2.1 million is financed over a 36-month period and outstanding as of December 31, 2018.

Other Operating Leases

The Company leases its branded tavern locations, office headquarters building, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents. The original terms of the current leases for the Company’s branded tavern locations range from one to 15 years with various renewal options from one to 15 years. The Company has operating leases with related parties for one of its tavern locations and its office headquarters building. The lease for the Company’s office headquarters building expires in December 2030. A portion of the office headquarters building is sublet to a related party. Rental income during each of the years ended December 31, 2018, 2017 and 2016 was less than $0.1 million for the sublet portion of the office headquarters building. See Note 15, Related Party Transactions, for more detail. Slot placement contracts in the form of space agreements are also accounted for as operating leases. Under space agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its slots at business locations, which are recorded in gaming expenses.

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Space agreements	$39,035	$37,061	$40,848
Related party leases	1,559	2,035	2,429
Other operating leases	15,080	13,447	11,784
Total rent expense	$55,674	$52,543	$55,061

Future minimum lease payments, not subject to contingent rents, are as follows:

	For the year ending December 31,
(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Space agreements	$39,200	$11,025	$7,436	$5,000	$2,047	$86	$64,794
Related party leases	1,535	1,621	1,714	1,815	1,930	16,098	24,713
Other operating leases	15,124	14,807	13,891	12,767	12,138	87,252	155,979
Total minimum operating lease payments	$55,859	$27,453	$23,041	$19,582	$16,115	$103,436	$245,486

Capital Leases

The current and long-term obligations under capital leases are included in “Current portion of long-term debt” and “Long-term debt, net,” respectively. The majority of the capital leases related to vehicles with minimum lease payment terms of four years or less.

Future minimum capital lease payments are as follows:

	For the year ending December 31,
(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Furniture and equipment	$1,667	$1,873	$1,255	$143	$88	$6,222	$11,247
Building	150	150	150	163	165	1,423	2,201
Less: Amounts representing interest	(272)	(202)	(154)	(130)	(124)	(5,439)	(6,321)
Total obligations under capital leases	$1,545	$1,821	$1,251	$176	$129	$2,206	$7,127

Note 14 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space agreements described above in Note 13, Leases, the Company also enters into slot placement contracts in the form of participation and revenue share agreements. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. During the years ended December 31, 2018, 2017 and 2016, the aggregate contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $147.7 million, $143.3 million and $128.1 million, respectively, including $0.9 million, $1.0 million and $2.1 million, respectively, under revenue share and participation agreements with related parties, as described in Note 15, Related Party Transactions.

The Company also enters into amusement device and ATM placement contracts in the form of participation agreements. Under these agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the years ended December 31, 2018, 2017 and 2016, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were $1.4 million, $1.4 million and $0.9 million, respectively.

Collective Bargaining Agreements

As of December 31, 2018 the Company had approximately 6,940 employees, of which approximately 2,000 were covered by various collective bargaining agreements. One collective bargaining agreement expired in 2018, and is currently under negotiation, and two other collective bargaining agreements expire in 2019. The Company cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to the Company.

Employment Agreements

The Company has entered into at-will employment agreements with certain of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $5.7 million for Mr. Sartini, $2.5 million for Stephen A. Arcana, $2.5 million for Charles H. Protell, $1.6 million for Sean T. Higgins, and amounts ranging from $0.2 million to $0.8 million for the Company’s other executive officers (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2018, subject to amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options, RSUs and PSUs).

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which the Company recorded reserves of $1.7 million for claims as of December 31, 2018. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters should not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against the Company in the District Court of Clark County, Nevada, and on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuits allege that the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. The Company agreed to settle the first of these cases in the fourth quarter of 2017 and the second of these cases in the third quarter of 2018. In February 2019, the court approved the settlement for the first case for $0.5 million. The remaining case remains subject to final court approval, with the final fairness hearing scheduled for June 2019. Both were included in the Company’s recorded reserves of $1.7 million at December 31, 2018.

On August 31, 2018, prior guests of The Strat filed a purported class action complaint against us in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss on February 21, 2019. At this time this matter is closed. The plaintiffs have the right to appeal.

While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, the Company believes that these proceedings should not have a material adverse effect on its financial position, results of operations or cash flows.

Note 15 – Related Party Transactions

As of December 31, 2018, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The lease for the Company’s office headquarters building expires on December 31, 2030. The rent expense for the office headquarters building during the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.2 million, and $1.1 million respectively. No amount was owed to the Company, and no amount was due and payable by the Company, under this lease as of December 31, 2018 and 2017. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2018, 2017, and 2016 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of December 31, 2018 and 2017. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. All of these related party lease agreements were in place prior to the consummation of the Sartini Gaming merger.

As of December 31, 2018, the Company leased one tavern location from a company controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. The remaining lease term is approximately nine years. Three tavern locations that the Company had previously leased from related parties were sold in 2017 and in January 2018 to unrelated third parties. The rent for the tavern locations (including sold tavern locations for the periods in which the leases were with related parties) was $0.4 million, $0.9 million, and $1.3 million during the years ended December 31 2018, 2017, and 2016, respectively. No amount was owed to the Company, and no amount was due and payable by the Company, under such leases as of December 31, 2018 and 2017.

From time to time, the Company’s executive officers and employees use for Company business private aircraft that are owned by or leased to Sartini Enterprises, Inc., a company controlled by Mr. Sartini, pursuant to aircraft timesharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. that have been approved by the Audit Committee of the Board of Directors. The aircraft timesharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. During the years ended December 31, 2018, 2017 and 2016, the Company paid approximately $0.6 million, $0.2 million and $0.1 million, respectively, and less than $0.1 million was owned by the Company as of December 31, 2018 and 2017, under the aircraft timesharing, co-user and cost-sharing agreements.

One of the distributed gaming locations at which the Company’s slots are located is owned in part by Sean T. Higgins, who serves as Executive Vice President and Chief Legal Officer of the Company. This agreement was in place prior to Mr. Higgins’s joining the Company on March 28, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s slots at this location were $1.0 million and $0.9 million, respectively, during the year ended December 31, 2018, $1.1 million and $1.0 million, respectively, during the year ended December 31, 2017, and $0.9 million and $0.8 million, respectively, during the year ended December 31, 2016, in each case excluding net revenues and gaming expenses incurred during the period prior to the commencement of Mr. Higgins’s employment with the Company (as during such period the agreement was not with a related party). De minimis amounts were owed to or due and payable by the Company as of December 31, 2018 and no amount was owed to or due and payable by the Company as of December 31, 2017, related to this agreement.

In connection with the Sartini Gaming merger, Lyle A. Berman, who serves on the Board of the Directors of the Company, entered into a three-year consulting agreement with the Company pursuant to which the Company paid his wholly-owned consulting firm $200,000 annually, plus reimbursements for certain health insurance, administrative assistant and office costs. Expenses recorded by the Company for the agreement with Mr. Berman were less than $0.1 million for the year ended December 31, 2018 and $0.2 million each of the years ended December 31, 2017 and 2016. No amounts were due and payable by the Company related to this agreement at December 31, 2018 and 2017. The consulting agreement expired on July 31, 2018.

Note 16 – Segment Information

The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casinos segment involves the ownership and operation of resort casino properties in Nevada and Maryland. The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. The Corporate and Other segment includes the Company’s cash and cash equivalents, miscellaneous receivables and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical.

The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expense, acquisition and merger expenses, share-based compensation expenses, executive severance and sign-on bonuses, gain on contingent consideration, class action litigation expenses, gain/loss on disposal of property and equipment, and impairments and other losses, calculated before corporate overhead (which is not allocated to each segment).

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Year Ended December 31, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$246,623	$278,553	$—	$525,176
Food and beverage	119,636	50,817	—	170,453
Rooms	106,805	—	—	106,805
Other	40,885	7,697	778	49,360
Total revenues	$513,949	$337,067	$778	$851,794

Net income (loss)	$82,556	$25,870	$(129,340)	$(20,914)
Depreciation and amortization	72,242	20,604	1,610	94,456
Acquisition expenses	—	—	2,956	2,956
Loss on disposal of property and equipment	2,893	443	—	3,336
Share-based compensation	37	3	9,948	9,988
Preopening expenses	170	365	636	1,171
Class action litigation expenses	16	195	363	574
Executive severance and sign-on bonuses	289	38	457	784
Other, net	172	213	129	514
Interest expense, net	110	93	63,825	64,028
Change in fair value of derivative	—	—	(1,786)	(1,786)
Income tax provision	—	—	9,639	9,639
Adjusted EBITDA	$158,485	$47,824	$(41,563)	$164,746

	Year Ended December 31, 2017
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$109,097	$272,299	$—	$381,396
Food and beverage	34,373	46,931	—	81,304
Rooms	24,163	—	—	24,163
Other	11,416	8,276	583	20,275
Total revenues	$179,049	$327,506	$583	$507,138

Net income (loss)	$30,351	$29,210	$(57,477)	$2,084
Depreciation and amortization	19,544	19,601	1,641	40,786
Acquisition expenses	—	—	5,041	5,041
Loss on disposal of property and equipment	17	414	10	441
Gain on contingent consideration	—	(1,719)	—	(1,719)
Share-based compensation	—	—	8,754	8,754
Preopening expenses	—	1,234	398	1,632
Class action litigation expenses	—	—	1,617	1,617
Executive severance and sign-on bonuses	636	—	506	1,142
Other operating, net	361	(240)	(278)	(157)
Interest expense, net	(17)	390	19,225	19,598
Loss on extinguishment of debt	—	—	1,708	1,708
Change in fair value of derivative	—	—	(178)	(178)
Income tax benefit	—	—	(7,921)	(7,921)
Adjusted EBITDA	$50,892	$48,890	$(26,954)	$72,828

	Year Ended December 31, 2016
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$69,965	$254,898	$—	$324,863
Food and beverage	14,736	41,062	—	55,798
Rooms	7,525	—	—	7,525
Other	4,860	6,672	280	11,812
Total revenues	$97,086	$302,632	$280	$399,998

Net income (loss)	$16,117	$22,323	$(22,140)	$16,300
Depreciation and amortization	7,351	18,889	1,266	27,506
Merger expenses	—	—	614	614
Loss (gain) on disposal of property and equipment	94	(40)	—	54
Share-based compensation	—	—	3,878	3,878
Preopening expenses	—	2,179	292	2,471
Executive severance and sign-on bonuses	—	—	1,037	1,037
Interest expense, net	9	144	6,301	6,454
Gain on sale of land held for sale	—	—	(4,525)	(4,525)
Other, net	—	—	(869)	(869)
Income tax provision (benefit)	—	60	(4,385)	(4,325)
Adjusted EBITDA	$23,571	$43,555	$(18,531)	$48,595

Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at December 31, 2018	$1,006,292	$299,697	$60,580	$1,366,569

Balance at December 31, 2017	$1,039,025	$298,453	$27,697	$1,365,175

Capital Expenditures

The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Casinos(1)	Distributed Gaming(2)	Corporate and Other	Consolidated
For the year ended December 31, 2018	$45,634	$15,942	$6,599	$68,175

For the year ended December 31, 2017	$9,665	$18,011	$1,787	$29,463

For the year ended December 31, 2016	$10,267	$17,730	$2,637	$30,634

(1)

Capital expenditures in the Casinos segment exclude non-cash purchases of property and equipment of approximately $8.8 million, $1.8 million, and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)

Capital expenditures in the Distributed Gaming segment exclude non-cash purchases of property and equipment of approximately $3.5 million, $2.6 million, and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 17 – Selected Quarterly Financial Information (Unaudited):

The following tables present selected quarterly financial information:

	Year ended December 31, 2018
	First	Second	Third (2)	Fourth (2)
(In thousands, except per share amounts)
Revenues	$214,789	$216,543	$210,337	$210,125
Income from operations	16,681	19,095	9,723	5,468
Net income (loss)	3,930	3,594	(3,124)	(25,314)
Basic income (loss) per share	$0.14	$0.13	$(0.11)	$(0.90)
Diluted income (loss) per share	$0.13	$0.12	$(0.11)	$(0.90)

	Year ended December 31, 2017
	First	Second	Third	Fourth (1)(2)
(In thousands, except per share amounts)
Revenues	$105,883	$109,885	$107,660	$183,710
Income from operations	5,318	2,578	2,389	5,006
Net income (loss)	5,342	1,713	8,555	(13,526)
Basic income (loss) per share	$0.24	$0.08	$0.38	$(0.53)
Diluted income (loss) per share (2)	$0.23	$0.07	$0.36	$(0.53)

(1)	Results included the operating results of American from October 20, 2017, following the completion of the American Acquisition.

(2)

For the third and fourth quarters of 2018 and fourth quarter of 2017, the Company generated a net loss. Accordingly, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding and diluted loss per share for this period. The amount of potential common share equivalents was 1,870 and 1,028 for the third and fourth quarters of 2018, respectively. The amount of potential common share equivalents was 2,373 for the fourth quarter of 2017.

Because net income (loss) per share amounts are calculated using the weighted-average number of common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters in the tables above may not equal the total net income (loss) per share amounts for the year.

Note 18 – Subsequent Events

The Company's management evaluates subsequent events through the date of issuance of the consolidated financial statements. Other than the Laughlin Acquisition (see Note 4, Acquisitions, for information regarding the Laughlin Acquisition), there have been no subsequent events, that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2018.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

c.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2019 annual meeting of shareholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

The following table provides certain information as of December 31, 2018 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
Golden Entertainment, Inc. 2015 Incentive Award Plan(1)	3,181,996	$11.66	870,689
2007 Lakes Stock Option and Compensation Plan	242,759	9.29	—
Total	3,424,755	$11.49	870,689

(1)

As of December 31, 2018, we had 232,299 RSUs and 171,748 PSUs outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.

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

(a)(1) Golden Entertainment, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

(a)(2) Schedule II – Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2018	$6,983	$16,293	$—	$23,276
Year Ended December 31, 2017	18,109	—	(11,126)	6,983
Year Ended December 31, 2016	25,593	—	(7,484)	18,109

(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Membership Interest Purchase Agreement, dated as of June 10, 2017, by and among Golden Entertainment, Inc., W2007/ACEP Managers Voteco, LLC, and W2007/ACEP Holdings, LLC.	8-K	000-24993	2.1	6/12/2017

2.2	Purchase Agreement, dated as of July 14, 2018, by and between Golden Entertainment, Inc. and Marnell Gaming, LLC	8-K	000-24993	2.1	7/16/2018

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Fifth Amended and Restated Bylaws of Golden Entertainment, Inc.	8-K	000-24993	3.2	8/4/2015

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.2	Second Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc., (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, Credit Suisse AG (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.4	10/23/2017

10.3	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.4	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.5	Registration Rights Agreement, dated as of October 20, 2017, by and between Golden Entertainment, Inc. and W2007/ACEP Holdings, LLC.	8-K	000-24993	10.1	10/23/2017

10.6	Shareholders’ Agreement, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman and certain other shareholders of Lakes Entertainment, Inc.	8-K	000-24993	10.2	1/26/2015

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	Stockholders Agreement, dated as of October 20, 2017, by and between Golden Entertainment, Inc. and W2007/ACEP Holdings, LLC.	8-K	000-24993	10.2	10/23/2017

10.8	Stockholders Agreement, dated as of January 14, 2019, by and between Golden Entertainment, Inc. and the stockholders party thereto.	8-K	000-24993	10.1	1/15/2019

10.9	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.10	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Lyle A. Berman	8-K	000-24993	10.3	8/4/2015

10.11#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.11.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.11.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

10.12#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

10.12.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.12.1	3/14/2016

10.12.2#	Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.11.2	3/16/2017

10.12.3#	Third Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Stephen Arcana	10-Q	000-24993	10.2	5/10/2018

10.13#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

10.13.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

10.14#	Employment Agreement, dated as of October 11, 2016, by and between Golden Entertainment, Inc. and Sean Higgins	10-K	000-24993	10.14	3/16/2017

10.15#	Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-K	000-24993	10.15	3/16/2017

10.15.1#	First Amendment to Amended and Restated Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.4	5/10/2018
10.16#	Employment Agreement, dated as of October 26, 2017, by and between Golden Entertainment, Inc. and Edward W. Martin III	10-K	000-24993	10.16	3/16/2018

10.17#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.17.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.17.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.17.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.18#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.18.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.18.2#	From of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.18.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.18.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

21	Subsidiaries of Golden Entertainment, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Calculation Definition Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
Registrant

By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and
Chief Executive Officer

Dated as of March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2019.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board, President
Blake L. Sartini	and Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES H. PROTELL	Executive Vice President, Chief
Charles H. Protell	Strategy and Financial Officer (Principal Financial Officer)

/s/ THOMAS E. HAAS	Senior Vice President of
Thomas E. Haas	Accounting (Principal Accounting Officer)

/s/ LYLE A. BERMAN	Director
Lyle A. Berman

/s/ TIMOTHY J. COPE	Director
Timothy J. Cope

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ ROBERT L. MIODUNSKI	Director
Robert L. Miodunski

/s/ NEIL I. SELL	Director
Neil I. Sell

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright