Form 10-Q
period 2019-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2019-05-10
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GDEN	The Nasdaq Stock Market LLC

As of May 7, 2019, the registrant had 27,750,608 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$108,259	$116,071
Accounts receivable, net of allowance of $624 and $503	16,129	12,779
Prepaid expenses	21,358	17,722
Inventories	7,080	6,759
Other	3,327	3,428
Total current assets	156,153	156,759
Property and equipment, net	1,023,182	894,953
Operating lease right-of-use assets, net	163,044	—
Goodwill	182,870	158,134
Intangible assets, net	151,998	141,128
Other assets	12,936	15,595
Total assets	$1,690,183	$1,366,569
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$9,907	$10,480
Current portion of operating leases	36,050	—
Accounts payable	24,189	27,812
Accrued taxes, other than income taxes	8,835	6,540
Accrued payroll and related	22,589	19,780
Accrued liabilities	22,462	18,848
Total current liabilities	124,032	83,460
Long-term debt, net and finance leases	1,104,961	960,563
Non-current operating leases	142,444	—
Deferred income taxes	1,942	2,593
Other long-term obligations	1,482	4,801
Total liabilities	1,374,861	1,051,417
Commitments and contingencies (Note 10)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 27,743 and 26,779 common shares issued and outstanding, respectively	277	268
Additional paid-in capital	455,696	435,245
Accumulated deficit	(140,651)	(120,361)
Total shareholders' equity	315,322	315,152
Total liabilities and shareholders' equity	$1,690,183	$1,366,569

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Gaming	$143,792	$133,863
Food and beverage	49,758	42,603
Rooms	31,287	26,127
Other	15,055	12,196
Total revenues	239,892	214,789
Expenses
Gaming	82,348	77,688
Food and beverage	38,214	33,592
Rooms	14,401	11,565
Other operating	6,434	3,996
Selling, general and administrative	56,947	44,206
Depreciation and amortization	27,265	25,237
Acquisition and severance expenses	1,544	1,299
Preopening expenses	778	448
Loss on disposal of assets	247	77
Total expenses	228,178	198,108
Operating income	11,714	16,681
Non-operating income (expense)
Interest expense, net	(18,135)	(14,743)
Change in fair value of derivative	(2,248)	3,211
Total non-operating expense, net	(20,383)	(11,532)
Income (loss) before income tax benefit	(8,669)	5,149
Income tax benefit (provision)	651	(1,219)
Net income (loss)	$(8,018)	$3,930

Weighted-average common shares outstanding
Basic	27,570	27,149
Dilutive impact of stock options and restricted stock units	—	2,379
Diluted	27,570	29,528
Net income (loss) per share
Basic	$(0.29)	$0.14
Diluted	$(0.29)	$0.13

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	26,779	$268	$435,245	$(120,361)	$315,152
Cumulative effect, change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Issuance of common stock related to business combination	911	9	16,599	—	16,608
Proceeds from issuance of stock on options exercised	53	—	—	—	—
Share-based compensation	—	—	4,140	—	4,140
Tax benefit from share-based compensation	—	—	(288)	—	(288)
Net loss	—	—	—	(8,018)	(8,018)
Balances, March 31, 2019	27,743	$277	$455,696	$(140,651)	$315,322

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2017	26,413	$264	$399,510	$(79,861)	$319,913
Share-based compensation	—	—	1,844	—	1,844
Issuance of common stock, net of offering costs	975	10	25,598	—	25,608
Net income	—	—	—	3,930	3,930
Balances, March 31, 2018	27,388	274	426,952	(75,931)	351,295

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$(8,018)	$3,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,265	25,237
Amortization of debt issuance costs and discounts on debt	1,261	1,267
Share-based compensation	4,140	1,844
Loss on disposal of property and equipment	247	77
Change in fair value of derivative	2,248	(3,211)
Deferred income taxes	(651)	373
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,734)	646
Income taxes receivable	193	846
Prepaid expenses	(980)	2,542
Inventories and other current assets	527	797
Accounts payable and other accrued expenses	277	(5,359)
Accrued taxes, other than income taxes	1,523	807
Other	465	263
Net cash provided by operating activities	26,763	30,059
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(27,094)	(10,242)
Acquisition of business, net of cash acquired	(148,952)	—
Proceeds from disposal of property and equipment	26	—
Other investing activities	(45)	28
Net cash used in investing activities	(176,065)	(10,214)
Cash flows from financing activities
Repayments of term loans	(2,000)	(2,000)
Borrowings under revolving credit facility	145,000	—
Repayments of notes payable	(855)	(109)
Principal payments under finance leases	(367)	(229)
Proceeds from issuance of common stock, net of issuance costs	—	25,608
Tax withholding on share-based payments	(288)	—
Net cash provided by financing activities	141,490	23,270
Cash and cash equivalents
Change in cash and cash equivalents	(7,812)	43,115
Balance, beginning of period	116,071	90,579
Balance, end of period	$108,259	$133,694
Supplemental cash flow disclosures
Cash paid for interest	$16,579	$14,615
Cash received for income taxes, net	(193)	—
Non-cash investing and financing activities
Payables incurred for capital expenditures	$4,064	$1,652
Impairment of right-of-use asset	12,272	—
Common stock issued in connection with acquisition	16,608	—

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

The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casinos segment involves the operation of ten resort casino properties in Nevada and Maryland, comprising:

The STRAT Hotel, Casino & SkyPod ("The Strat")	Las Vegas, Nevada
Arizona Charlie's Decatur	Las Vegas, Nevada
Arizona Charlie's Boulder	Las Vegas, Nevada
Aquarius Casino Resort ("Aquarius")	Laughlin, Nevada
Edgewater Hotel & Casino Resort ("Edgewater")	Laughlin, Nevada
Colorado Belle Hotel & Casino Resort ("Colorado Belle")	Laughlin, Nevada
Pahrump Nugget Hotel Casino ("Pahrump Nugget")	Pahrump, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Rocky Gap Casino Resort ("Rocky Gap")	Flintstone, Maryland

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

On January 14, 2019, the Company completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC, which own the Edgewater and Colorado Belle in Laughlin, Nevada, as further described in Note 2, Acquisitions, below.

On March 12, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, which replaced the prior share repurchase program authorized in November 2018. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, please refer to the audited consolidated financial statements of the Company for the year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the previous year period have been reclassified to be consistent with current year presentation. These reclassifications had no effect on previously reported net income.

Lessee Arrangements

The Company is the lessee under non-cancelable real estate and, equipment leases and space lease agreements. Beginning on January 1, 2019 (the date of the Company's adoption of Topic 842, as defined and discussed further in "Accounting Standards Issued and Adopted", below), operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of reasonably certain. For leases where the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The Company’s lease agreements for land, buildings and taverns with lease and non-lease components are accounted for separately. The lease and non-lease components of certain vehicle and equipment leases are accounted for as a single lease component. Additionally, for certain vehicle and equipment leases, a portfolio approach is utilized to effectively account for the operating lease ROU assets and liabilities.

As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is estimated based on the information available at the commencement date in determining the present value of lease payments. The implicit rate will be used when readily determinable. The operating lease ROU assets also includes any lease payments made and excludes lease incentives. The Company does not record an asset or liability for operating leases with a term of less than one year. Prior to the adoption of Topic 842 on January 1, 2019, the Company did not record an asset or liability for any of its operating leases.

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space within its resort casino properties. The lease arrangements generally include minimum base rent and/or contingent rental clauses based on a percentage of net sales exceeding minimum base rent. Generally, the terms of the leases range between five and 10 years, with options to extend the leases. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and non-lease components for the purpose of measuring lease revenue. Revenue is recorded in other operating revenue on the consolidated statements of operations.

Net Income Per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net loss for the quarter ended March 31, 2019, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for this period. The amount of potential common share equivalents were 1,047,804 for quarter ended March 31, 2019.

Accounting Standards Issued and Adopted

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as amended, as of January 1, 2019, and elected the option to apply the transition requirements in the new standard at the effective date of January 1, 2019 with the effects of initially applying Topic 842 recognized as a cumulative-effect adjustment to retained earnings on January 1, 2019. As a result, the balance sheet presentation is not comparable to the prior period in this first year of adoption.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows the carry forward of the Company’s Leases – Topic 840 assessment regarding definition of a lease, lease classification, and initial direct costs. The Company also elected the short-term lease exception, which allows leases with a lease term of 12 months or less to be accounted for similar to existing operating leases. The Company elected not to separate non-lease components from lease components and, instead, to account for each separate lease component and the non-lease components associated with it as a single lease component, recognized on the balance sheet. The Company did not elect the use-of-hindsight, which requires an entity to use hindsight in determining the lease term and in assessing impairment of right-of-use assets, or the practical expedient pertaining to land easements, which is not applicable.

The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. The effect of adopting Topic 842 on the January 1, 2019 consolidated balance sheet is as follows:

(In thousands)	Prior to Adoption	Effect of Adoption(1)	Post Adoption
Prepaid expenses	$17,722	$(194)	$17,528
Property and equipment, net	894,953	2,503	897,456
Operating lease right-of-use assets, net	-	140,715	140,715
Intangible assets, net	141,128	(2,503)	138,625
Operating lease liability	-	155,878	155,878
Other long-term obligations	4,801	(3,085)	1,716
Accumulated deficit	(120,361)	(12,272)	(132,633)
(1)	Prepaid expenses, favorable lease intangible and deferred lease expense included in other long-term obligations were reclassed to the related right-of-use asset upon adoption of Topic 842.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation – Stock Compensation, which expands previous guidance to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. The Company adopted the standard as of January 1, 2019, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

Accounting Standards Issued but Not Yet Adopted

See Note 2, Summary of Significant Accounting Policies, to the Company’s audited consolidated financial statements for the year ended December 31, 2018 for a discussion of accounting standards issued but not yet adopted. No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company’s financial statements.

Note 2 – Acquisitions

Laughlin Acquisition

Overview

On January 14, 2019, the Company completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Acquired Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance of 911,002 shares of the Company’s common stock to certain assignees of Marnell (the “Acquisition”). The results of operations of the Acquired Entities are included in the Company’s results subsequent to the acquisition date.

In connection with the Acquisition, the Company borrowed $145.0 million under its revolving credit facility.

Purchase Price

The Acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”), which, among other things, establishes that equity issued to effect the acquisition be measured at the closing date of the transaction at the then-current market price. Accordingly, the fair value of the Company's common stock issued was based on the closing price of the Company's common stock on January 14, 2019 of $18.23.

The following is a summary of the components of the purchase price paid by the Company to Marnell in the Acquisition (after taking into account the adjustment to the cash portion of the purchase price pursuant to the post-closing adjustment provisions of the purchase agreement, as described above):

(In thousands)	Amount
Cash	$156,152
Fair value of common stock issued (911,002 shares)	16,608
Total purchase price	$172,760

Purchase Price Allocation

Under ASC 805, the purchase price of the acquisition is allocated to the identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date which are determined in accordance with the applicable accounting guidance for business combinations and with the services of third-party valuation consultants. The excess of the purchase price over the fair values is recorded as goodwill which is expected to be deductible for tax purposes.

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Balances subject to adjustment primarily include current assets, property and equipment, intangible assets, liabilities, as well as tax-related matters, including tax basis of acquired assets and liabilities.

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)
Current assets	$12,615
Property and equipment	126,198
Right-of-use assets	2,620
Intangible assets	19,234
Goodwill	24,736
Liabilities	(10,023)
Lease liabilities	(2,620)
Total assets acquired, net of liabilities assumed	$172,760

The following table summarizes the preliminary amounts assigned to property and equipment and estimated useful life by category:

(In thousands)	Useful Life (Years)
Land	Not applicable	$4,160
Building and site improvements	10-30	102,450
Furniture and equipment	2-13	18,185
Construction in process	Not applicable	1,403
Total property and equipment		$126,198

The following table summarizes the preliminary values assigned to acquired intangible assets and estimated useful lives by category:

(In thousands)	Useful Life (Years)
Non-compete agreements	5	$3,630
Trade names	Indefinite	6,980
Player loyalty program	2	8,600
Other	4	24
Total intangible assets		$19,234

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and does not purport to represent what the results of operations, financial condition or other financial information of the Company would have been if the Acquisition had occurred on January 1, 2018, or what such results or financial condition will be for any future periods. The unaudited pro forma combined financial information is based on preliminary estimates and assumptions and on the information available at the time of the preparation thereof. These preliminary estimates and assumptions may change, be revised or prove to be materially different, and the estimates and assumptions may not be representative of facts existing at the time of the Acquisition. The unaudited pro forma combined financial information does not reflect non-recurring charges that will be incurred in connection with the Acquisition, nor any cost savings and synergies expected to result from the Acquisition (and associated costs to achieve such savings or synergies), nor any costs associated with severance, restructuring or integration activities resulting from the Acquisition.

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of the Acquired Entities for the three months ended March 31, 2018, adjusted to give effect to the Acquisition, related transactions, and the adoption of ASC 606 for the Acquired Entities.

Three Months Ended
(In thousands, except per share data)	March 31, 2018
Pro forma combined revenues	$238,232
Pro forma combined net income	5,155
Weighted-average common shares outstanding:
Basic	28,060
Diluted	2,379
Pro forma combined net income per share:
Basic	$0.18
Diluted	0.17

In connection with the Acquisition, the Company incurred approximately $0.4 million of acquisition costs during the three month ended March 31, 2019. For the three months ended March 31, 2019, the Acquired Entities contributed revenue of approximately $21.5 million. For the three months ended March 31, 2019, operating expenses related to the Acquired Entities were approximately $11.9 million.

Note 3 – Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Land	$125,240	$121,081
Building and site improvements	846,116	723,354
Furniture and equipment	183,150	154,663
Construction in process	29,369	35,151
Property and equipment	1,183,875	1,034,249
Less: Accumulated depreciation	(160,693)	(139,296)
Property and equipment, net	$1,023,182	$894,953

Depreciation expense for property and equipment, including finance leases, was $21.5 million and $20.8 million for the three months ended March 31, 2019 and 2018, respectively.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Gaming liabilities	$13,843	$12,473
Deposits	3,981	2,652
Other accrued liabilities	4,638	3,723
Total accrued and other current liabilities	$22,462	$18,848

Note 5 – Long-Term Debt

Long-term debt, net, consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Term loans	$990,000	$992,000
Revolving credit facility	145,000	—
Finance lease liabilities	7,548	7,127
Notes payable	257	1,111
Total long-term debt	1,142,805	1,000,238
Less unamortized discount	(24,547)	(25,658)
Less unamortized debt issuance costs	(3,390)	(3,537)
	1,114,868	971,043
Less current maturities	(9,907)	(10,480)
Long-term debt, net	$1,104,961	$960,563

Senior Secured Credit Facilities

As of March 31, 2019, the Company’s senior secured credit facilities consisted of a $1 billion senior secured first lien credit facility (consisting of $800 million in term loans and a $200 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”).

As of March 31, 2019, the Company had $790 million and $200 million in principal amount of outstanding term loan borrowings under its First Lien Facility and Second Lien Term Loan, respectively, no letters of credit outstanding under the First Lien Facility, and $145 million in principal amount of borrowings outstanding under its revolving credit facility.

As of March 31, 2019, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facilities was approximately 6.1%.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility are repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity. The term loans under the Second Lien Term Loan were repayable in full at maturity on October 20, 2025.

The Company was in compliance with its financial covenants under the Credit Facilities as of March 31, 2019.

Senior Notes due 2026

On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Notes”) in a private placement to institutional buyers. The 2026 Notes were issued at face value and will be recorded as long-term debt, net of debt issuance costs, in the Company’s consolidated financial statements. The 2026 Notes bear interest at the rate of 7.625%, payable semi-annually in cash in arrears, which interest payments will commence in October 2019. Debt issuance costs associated with the issuance of the 2026 Notes will be amortized to interest expense on a straight-line basis over the term of the 2026 Notes.

The net proceeds of the 2026 Notes were used to (i) repay the Second Lien Term Loan, (ii) repay outstanding borrowings under the revolving credit facility under the First Lien Facility, (iii) repay $18 million of the outstanding term loan indebtedness under the First Lien Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing.

Prior to April 15, 2022, the Company may redeem up to 40% of the 2026 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. The Company may also redeem the 2026 Notes prior to April 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2026 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2026 Notes on April 15, 2022 plus (2) all required interest payments due on such 2026 Notes through April 15, 2022 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture governing the 2026 Notes) plus 50 basis points, over (b) the then-outstanding principal amount of such 2026 Notes. The 2026 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2022 at a redemption price of 103.813%, during the 12 months beginning on April 15, 2023 at a redemption price of 101.906%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

Note 6 – Stock Incentive Plans and Share-Based Compensation

As of March 31, 2019, a total of 1,399,820 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which includes the annual increase in the number of shares available for grant on January 1, 2019 of 1,119,924 shares.

Stock Options

The following table summarizes the Company’s stock option activity:

	Stock Options
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2019	3,424,755	$11.49
Granted	—	$—
Exercised	(2,500)	$7.34
Cancelled	(21,875)	$11.41
Outstanding at March 31, 2019	3,400,380	$11.50
Exercisable at March 31, 2019	2,533,382	$11.32

Share-based compensation expense related to stock options was $2.5 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $4.5 million as of March 31, 2019, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

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

The following table summarizes the Company’s RSU and PSU activity:

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares(1)	Date Fair Value
Outstanding at January 1, 2019	232,299	$29.10	171,748	$28.41
Granted	414,951	$14.13	204,580	$14.13
Vested	(68,874)	$28.72	—	$—
Cancelled	(6,863)	$28.56	—	$—
Outstanding at March 31, 2019	571,513	$18.28	376,328	$20.65

__________________

(1)

The number of shares for 62,791 of the PSUs listed as outstanding at January 1, 2019 represents the actual number of PSUs granted to each recipient eligible to vest if the Company meets its performance goals for the applicable period. The number of shares for the remainder of the PSUs listed as outstanding at January 1, 2019 and for all of the PSUs granted in 2019 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs will be eligible to vest at “maximum” performance levels.

Share-based compensation expense related to RSUs was $1.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Share-based compensation expense related to PSUs was $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was $8.0 million and $5.4 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.7 years for both RSUs and PSUs.

Note 7 – Income Taxes

The Company’s effective tax rate was 7.9% and 23.7% for the three months ended March 31, 2019 and 2018, respectively.

Income tax benefit of $0.7 million for the three months ended March 31, 2019 was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the first quarter of 2019. Income tax expense of $1.2 million for the three months ended March 31, 2018 was primarily due to expenses that are not deductible for tax purposes.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis.

Note 8 – Financial Instruments and Fair Value Measurements

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short duration of these financial instruments.

The following table summarizes the fair value measurement information about the Company’s long-term debt:

	March 31, 2019
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loans	$990,000	$981,600	Level 2
Revolving credit facility	145,000	143,900	Level 2
Finance lease liabilities	7,548	7,548	Level 3
Notes payable	257	257	Level 3
Total debt	$1,142,805	$1,133,305

	December 31, 2018
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loans	$992,000	$952,300	Level 2
Finance lease liabilities	7,127	7,127	Level 3
Notes payable	1,111	1,111	Level 3
Total debt	$1,000,238	$960,538

The estimated fair value of the Company’s term loan debt is based on a relative value analysis performed as of March 31, 2019 and December 31, 2018. The finance lease liabilities and note payable debt are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.

As of March 31, 2019, the Company had an interest rate cap agreement that was outstanding with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of the interest rate cap agreement to estimated fair value quarterly based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s interest rate cap agreement was $2.4 million and $5.0 million as of March 31, 2019 and December 31, 2018, respectively. As the Company elected to not apply hedge accounting, the change in fair value of its interest rate cap agreement was recorded in the consolidated statement of operations.

Note 9 – Leases

Company as Lessee

The Company has operating and finance leases for offices, taverns, land, vehicles, slot machines, and equipment. In addition, slot placement contracts in the form of space lease agreements at chain stores are accounted for as operating leases. Under chain store space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its slots at business locations, which are recorded in gaming expenses. The leases, excluding land, have remaining lease terms of 1 year to 28 years, some of which include options to extend the leases for an additional 5 to 15 years. Some equipment leases and space lease agreements include options to terminate the lease with 60 days’ to 1 year’s notice. The Company leases slot machines from gaming equipment manufacturers under short-term agreements. Most of the slot machine leases have variable rent structures, with amounts determined based on the performance of those machines. Certain others are short-term in nature, with fixed payment amounts. The Company has an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated. The Company leases approximately 20 acres of land in Laughlin, Nevada for the Laughlin Event Center and four parcels of land in Pahrump, Nevada on which the Gold Town Casino is located.

The Company leases approximately 4.5 acres of undeveloped land in Carson City. Upon the adoption of Topic 842, the Company wrote off the associated ROU asset for this land lease of $9 million to its beginning balance of retained earnings as of January 1, 2019. The Company is also lessee for nine taverns and locations subject to space lease agreements that it does not plan to develop, operate, or sub-lease. The Company wrote off the associated ROU asset for these eleven leases of $3 million to its beginning balance of retained earnings as of January 1, 2019.

The Company leases one of its tavern locations and its office headquarters building from a related party. See Note 12, Related Party Transactions, for more detail.

The current and long-term obligations under finance leases are included in “current portion of long-term debt, net and finance leases” and “long-term debt, net and finance leases”, respectively. The majority of the finance leases related to vehicles with minimum lease payment terms of four years or less, and external and internal lighting and renovations at The Strat.

The components of lease expense are follows:

		Three Months Ended
(In thousands)	Classification	March 31, 2019
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$11,640
Variable lease cost	Operating and SG&A expenses	4,186
Short-term lease cost	Operating and SG&A expenses	1,049
Total operating lease cost		$16,875

Finance lease cost
Amortization of lease assets	Depreciation and amortization	$494
Interest on lease liabilities	Interest expense, net	98
Total finance lease cost		$592

Supplemental cash flow information related to leases is as follows:

Three Months Ended
(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,471
Operating cash flows from finance leases	98
Financing cash flows from finance leases	367

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,685
Finance leases	849

Supplemental balance sheet information related to leases is as follows:

(In thousands, except lease term and discount rate)	March 31, 2019
Operating leases
Operating lease right-of-use assets, gross	$172,394
Accumulated amortization	(9,350)
Operating lease right-of-use assets, net	$163,044

Current portion of operating leases	$36,050
Noncurrent operating leases	142,444
Total operating lease liabilities	$178,494

Finance leases
Property and equipment, gross	$7,966
Accumulated depreciation	(2,117)
Property and equipment, net	$5,849

Current portion of finance leases, net	$1,798
Noncurrent finance leases, net	5,750
Total finance lease liabilities	$7,548

Weighted Average Remaining Lease Term
Operating leases	10.0 years
Finance leases	19.9 years

Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	6.1%

Maturity of Lease Liabilities

	Operating	Finance
(In thousands)	Leases	Leases	Total
Remaining 2019	$34,456	$1,721	$36,177
2020	30,099	1,791	31,890
2021	28,779	1,203	29,982
2022	22,304	581	22,885
2023	16,924	491	17,415
Thereafter	114,285	7,248	121,533
Total lease payments	246,847	13,035	259,882
Less: interest	(68,353)	(5,487)	(73,840)
Present value of lease liabilities	$178,494	$7,548	$186,042

As of March 31, 2019, the Company does not have any leases that have not yet commenced but that create significant rights and obligations.

Company as Lessor

Minimum and contingent operating lease income is as follows:

Three Months Ended
(In thousands)	March 31, 2019
Minimum rental income	$1,825
Contingent rental income	201
Total rental income	$2,026

Future minimum rental payments to be received under operating leases:

(In thousands)	Operating Leases
Remaining 2019	$3,963
2020	3,995
2021	3,272
2022	2,433
2023	1,763
Thereafter	2,546
Total future minimum rentals	$17,972

Disclosures related to periods prior to adoption of Topic 842

For the three months ended March 31, 2018, operating lease rental expense, calculated on a straight-line basis, was $9.4 million, $0.4 million and $3.6 million for space lease agreements, related party leases and other operating leases, respectively. The Company recorded rental revenue of $1.7 million for the three months ended March 31, 2018.

Note 10 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space lease agreements described above in Note 9, Leases, the Company also enters into slot placement contracts in the form of participation and revenue share agreements. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. During the three months ended March 31, 2019 and 2018, the aggregate contingent payments recognized by the Company (recorded in gaming expenses) under revenue share and participation agreements were $38.6 million and $37.1 million, respectively, including $0.2 million and $0.2 million, respectively, under revenue share and participation agreements with related parties, as described in Note 12, Related Party Transactions.

The Company also enters into amusement device and ATM placement contracts in the form of participation agreements. Under these agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three months ended March 31, 2019 and 2018, the total contingent payments recognized by the Company (recorded in other operating expenses) for amusement devices and ATMs under such agreements were both $0.4 million.

Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which the Company recorded reserves of $1.0 million for claims as of March 31, 2019. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters should not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against the Company in the District Court of Clark County, Nevada, on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuits allege that the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. The Company agreed to settle the first of these cases in the fourth quarter of 2017 and the second of these cases in the third quarter of 2018. In February 2019, the court approved the settlement for the first case for $0.5 million. The remaining case remains subject to final court approval, with the final fairness hearing scheduled for June 2019, and is included in the Company’s recorded reserves of $1.0 million at March 31, 2019.

On August 31, 2018, prior guests of The Strat filed a purported class action complaint against the Company in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss on February 21, 2019. The plaintiffs appealed the District Court decision, on April 10, 2019, to the Supreme Court of Nevada.

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

The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expense, acquisition expenses, share-based compensation expenses, executive severance, rebranding, class action litigation expenses, gain/loss on disposal of property and equipment, gain on change in fair value of derivative and other losses, calculated before corporate overhead (which is not allocated to each segment).

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$70,885	$72,907	$—	$143,792
Food and beverage	36,442	13,316	—	49,758
Rooms	31,287	—	—	31,287
Other	12,760	2,134	161	15,055
Total revenues	$151,374	$88,357	$161	$239,892

Net income (loss)	$22,689	$7,606	$(38,313)	$(8,018)
Depreciation and amortization	21,643	5,329	293	27,265
Preopening and related expenses(1)	1,654	566	12	2,232
Acquisition and severance expenses	286	26	1,232	1,544
Asset disposal and other writedowns	256	(9)	390	637
Share-based compensation	11	5	4,168	4,184
Other, net	11	—	853	864
Interest expense, net	52	16	18,067	18,135
Change in fair value of derivative	—	—	2,248	2,248
Income tax benefit	—	—	(651)	(651)
Adjusted EBITDA	$46,602	$13,539	$(11,701)	$48,440

	Three Months Ended March 31, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$64,459	$69,404	$—	$133,863
Food and beverage	29,996	12,607	—	42,603
Rooms	26,127	—	—	26,127
Other	9,905	2,150	141	12,196
Total revenues	$130,487	$84,161	$141	$214,789

Net income (loss)	$23,841	$7,448	$(27,359)	$3,930
Depreciation and amortization	19,635	5,148	454	25,237
Preopening expenses(1)	—	148	300	448
Acquisition and severance expenses	51	35	1,213	1,299
Asset disposal and other writedowns	62	15	—	77
Share-based compensation	—	—	1,844	1,844
Other, net	37	167	104	308
Interest expense, net	24	46	14,673	14,743
Change in fair value of derivative	—	—	(3,211)	(3,211)
Income tax provision	—	—	1,219	1,219
Adjusted EBITDA	$43,650	$13,007	$(10,763)	$45,894
(1)

Preopening expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards players club.

Total Segment Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at March 31, 2019	$1,207,197	$437,018	$45,968	$1,690,183

Balance at December 31, 2018	$1,006,292	$299,697	$60,580	$1,366,569

Note 12 – Related Party Transactions

As of March 31, 2019, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The rent expense for the office headquarters building was $0.3 million for each of the three months ended March 31, 2019 and 2018, respectively. There were no amounts owed by the Company, and no amount was due and payable by the Company, under this lease as of March 31, 2019 and December 31, 2018. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. There was less than $0.1 million of rental income under such sublease for each of the three months ended March 31, 2019 and 2018. No amount was owed to the Company under such sublease as of March 31, 2019 and December 31, 2018. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

In November 2018, the Company entered into a lease agreement for office space in a building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The lease is intended to commence in 2019 and expires on December 31, 2030. The rent expense for the space is expected to be approximately $0.3 million per year. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.

As of March 31, 2019, the Company leased one tavern location from a trust controlled by Mr. Sartini through a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee. One tavern location that the Company had previously leased from a related party was sold in 2018 to an unrelated third party. The rent expense for tavern locations leased from related parties (including the sold tavern location for the period in which the lease was with a related party) was $0.1 million for the three months ended March 31, 2019 and 2018, respectively. There were no amounts owed by the Company, and no amount was due and payable by the Company, under such leases as of March 31, 2019 and December 31, 2018.

During each of the three months ended March 31, 2019 and 2018, the Company paid $0.2 million under aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. a company controlled by Mr. Sartini. The Company owed less than $0.1 million under the aircraft time-sharing, co-user and cost-sharing agreements as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019 and 2018, the Company recorded revenues of $0.2 million and $0.3 million, respectively, and the Company recorded gaming expenses of $0.2 million in each period, related to the use of the Company’s slots at a distributed gaming location owned in part by Sean T. Higgins, who serves as the Company’s Executive Vice President of Compliance and Governmental Affairs and Chief Legal Officer. De minimis amounts were owed to the Company and were due and payable by the Company related to this arrangement as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2018, the Company recorded expenses of less than $0.1 million related to a three-year consulting agreement between the Company and Lyle A. Berman, who serves on the Board of Directors of the Company. No amount was due and payable by the Company as of December 31, 2018 related to this agreement. The consulting agreement expired on July 31, 2018.

Note 13 – Subsequent Events

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. Other than the issuance of the 2026 Notes and associated repayments of borrowings under the Credit Facilities (see Note 5, Long-Term Debt, above), there have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”).

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

Casinos

On January 14, 2019, we completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Acquired Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance by us of 911,002 shares of our common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The Laughlin Acquisition added two resort casino properties in Laughlin, Nevada to our casino portfolio: the Edgewater Hotel & Casino Resort (the “Edgewater”) and the Colorado Belle Hotel & Casino Resort (the “Colorado Belle”), which increase our scale and presence in the Southern Nevada market. The results of operations of the Acquired Entities are included in our results subsequent to the acquisition date. See Note 2, Acquisitions, in the accompanying unaudited consolidated financial statements for additional information.

We own and operate ten resort casino properties in Nevada and Maryland, comprising:

•

The STRAT Hotel, Casino & SkyPod (“The Strat”): The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. As of March 31, 2019, The Strat featured an 80,000 sq. ft. casino, 2,429 hotel rooms, 715 slots, 48 table games, a race and sports book, 13 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of March 31, 2019, our Arizona Charlie’s Decatur casino offered 259 hotel rooms, 1,032 slots, seven table games, race and sports books, five restaurants and an approximately 400-seat bingo parlor, and our Arizona Charlie’s Boulder casino offered 303 hotel rooms, 827 slots, eight table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River: the Aquarius Casino Resort (the “Aquarius”), the Edgewater and the Colorado Belle. Our Laughlin casinos are situated along the heart of the Laughlin Riverwalk and cater primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of March 31, 2019, the Aquarius had 1,906 hotel rooms, 1,202 slots, 33 table games and eight restaurants. As of March 31, 2019 the Colorado Belle had 1,102 hotel rooms, 696 slots, 20 table games and three restaurants. As of March 31, 2019 the Edgewater had 1,052 hotel rooms, 710 slots, 20 table games and six restaurants and dedicated entertainment venues, including the Laughlin Event Center.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park: the Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park. As of March 31, 2019, Pahrump Nugget offered 69 hotel rooms, 403 slots, 10 table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of March 31, 2019, our Gold Town Casino offered 222 slots, and our Lakeside Casino & RV Park offered 172 slots, an approximately 100-seat bingo facility, and approximately 160 RV hook-up sites.

•

Rocky Gap Casino Resort (“Rocky Gap”): Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of March 31, 2019, Rocky Gap offered 665 slots, 17 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with 198 hotel rooms, as well as an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of March 31, 2019, our distributed gaming operations comprised approximately 10,700 slots in over 1,000 locations.

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of March 31, 2019, we owned and operated 63 branded taverns, which offered a total of over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also own a brewery in Las Vegas, PT’s Brewing Company, which produces craft beer for our taverns and casinos.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenues by segment
Casinos	$151,374	$130,487
Distributed Gaming	88,357	84,161
Corporate and other	161	141
Total revenues	239,892	214,789
Operating expenses by segment
Casinos	73,543	60,719
Distributed Gaming	67,657	65,350
Corporate and other	197	772
Total operating expenses	141,397	126,841
Selling, general and administrative	56,947	44,206
Depreciation and amortization	27,265	25,237
Acquisition and severance expenses	1,544	1,299
Preopening expenses	778	448
Loss on disposal of assets	247	77
Total expenses	228,178	198,108

Operating income	11,714	16,681
Non-operating expense, net	(20,383)	(11,532)
Income tax benefit (provision)	651	(1,219)
Net income (loss)	$(8,018)	$3,930

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

The $25.1 million, or 12%, increase in revenues for the three months ended March 31, 2019 compared to the prior year period resulted from increases of $9.9 million, $7.2 million, $5.2 million and $2.8 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the impact of the Acquired Entities, which we acquired in January 2019.

Casinos segment revenue increased $20.9 million, or 16%, for the three months ended March 31, 2019 compared to the prior year period. Gaming revenues in the Casinos segment increased $6.4 million, which reflected the inclusion in the current year period of $7.7 million of gaming revenue from the Acquired Entities. The increase was offset by a decrease in Nevada casinos’ race and sports book revenue. In the first quarter of 2019, we began outsourcing race and sports book management to William Hill and the resulting revenue stream is classified as other operating revenue. Casinos segment food and beverage revenue increased by $6.4 million due primarily to the inclusion in the current year period of food and beverage revenues from the Acquired Entities, partially offset by decreases in food and beverage revenues at our other casino properties. Casinos segment room revenues increased by $5.2 million primarily due to increased room revenues from the Aquarius as well as the inclusion in the current year period of room revenues from the Acquired Entities. Casinos segment other revenues increased by $2.8 million primarily due to the contribution of $3.3 million of other revenues from the Acquired Entities, and was partially offset by a decrease in other revenues at The Strat of $0.6 million.

Distributed Gaming segment revenue increased $4.2 million or 5% for the three months ended March 31, 2019 compared to the prior year period due to an increase of $3.5 million in gaming revenues (reflecting a $1.5 million increase from additional locations and new technology in Montana) and of $0.7 million in branded tavern food and beverage revenues (primarily due to the inclusion in the current year period of a full period of revenues from the three taverns opened in 2018).

During the three months ended March 31, 2019, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 31%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 15%. During the three months ended March 31, 2018, Adjusted EBITDA margin in our Casinos segment was 33%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 15%. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements). See Note 11, Segment Information, in the accompanying unaudited consolidated financial statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).

Operating Expenses

The $14.6 million, or 11%, increase in operating expenses for the three months ended March 31, 2019 compared to the prior year period resulted primarily from the inclusion of operating expenses of the Acquired Entities. Gaming expenses increased $4.7 million for the three months ended March 31, 2019 compared to the prior year period. Of this increase, $3.2 million related to the inclusion of gaming expenses relating to the Acquired Entities in the current year period, and $1.6 million related to gaming expenses in our Distributed Gaming segment, which included an increase of $1.3 million relating to our Montana distributed gaming operations. The increase of $4.6 million of food and beverage expense compared to the prior year period was due primarily to the inclusion in the current year period of $3.7 million relating to the Acquired Entities, combined with increases of $0.6 million relating to our Nevada distributed gaming operations and $0.5 million relating to The Strat (reflecting increased and improved offerings at The Strat). The $2.8 million year-over-year increase in room expense was due primarily to the inclusion in the current year period of $2.4 million relating to the Acquired Entities, combined with an increase of $0.4 million related to The Strat. The $2.4 million year-over-year increase in other operating expenses was almost entirely due to the inclusion in the current year period of other operating expenses relating to the Acquired Entities.

Selling, General and Administrative Expenses

The $12.7 million, or 29%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2019 compared to the prior year period resulted primarily from the inclusion in the current year period of $4.9 million in SG&A expenses relating to the Acquired Entities, an increase in corporate SG&A of $4.9 million and an increase in Nevada distributed gaming SG&A of $1.2 million.

Within our Casinos segment, the majority of the SG&A expenses are comprised of marketing and advertising, utilities, maintenance contracts, payroll expenses and payroll taxes. Casino segment SG&A expenses increased $6.5 million, or 25%, for the three months ended March 31, 2019, compared to the prior year period, resulting primarily from the inclusion $4.9 million in the current year period of SG&A related to the Acquired Entities. The remaining increase was primarily due to increases in advertising and production at The Strat and Aquarius.

Within our Distributed Gaming segment, the majority of the SG&A expenses are comprised of marketing and advertising, utilities, building rent, payroll expenses and payroll taxes. Distributed gaming segment SG&A expenses increased $1.2 million, or 20%, for the three months ended March 31, 2019 compared to the prior year period, primarily due to a $0.9 million increase in rent and marketing costs.

Corporate SG&A expenses represent corporate office overhead, information technology, legal, accounting, third party service providers, executive compensation, share based compensation, payroll expenses and payroll taxes. The $4.9 million, or 40%, increase in corporate SG&A for the three months ended March 31, 2019 compared to the prior year period resulted primarily from increases of $2.3 million in share-based compensation, $1.0 million in marketing expense, $0.3 million in audit fees and $0.2 million in aircraft time-sharing, co-user and cost-sharing agreements.

Acquisition Expenses

Acquisition expenses during the three months ended March 31, 2019 and 2018 related primarily to the Laughlin Acquisition, which closed on January 14, 2019, and the American Acquisition, respectively.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During the three months ended March 31, 2019 and 2018, preopening expenses related primarily to costs incurred in the opening of new taverns in the Las Vegas Valley.

Depreciation and Amortization

The increase in depreciation and amortization expenses for each of the three months ended March 31, 2019 compared to the prior year period, was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Laughlin Acquisition, offset by the decrease in depreciation and amortization expense at The Strat related to the disposal of several assets and the change in useful life of depreciation.

Non-Operating Expense, Net

Non-operating expense, net increased $8.9 million for the three months ended March 31, 2019 compared to the prior year period, primarily due to a $3.4 million increase in interest expense from the substantially higher level of indebtedness under our senior secured credit facilities following the Laughlin Acquisition, and a loss on change in fair value of derivative of $5.5 million.

Income Taxes

Our effective tax rate was 7.9% and 23.7% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the effective tax rate differed from the federal tax rate of 21% due primarily to the change in valuation allowance against our deferred tax assets during the first quarter of 2019. For the three months ended March 31, 2018, the effective tax rate differed from the federal tax rate of 21% due primarily to expenditures that are not deductible for tax purposes.

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

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, acquisition expenses, preopening expenses, gain/loss on disposal of property and equipment, share-based compensation expenses, executive severance, rebranding, class action litigation expenses, other gains and losses, and change in fair value of derivative.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income (loss)	$(8,018)	$3,930
Depreciation and amortization	27,265	25,237
Preopening expenses and related expenses(1)	2,232	448
Acquisition and severance expenses	1,544	1,299
Asset disposal and other writedowns	637	77
Share-based compensation	4,184	1,844
Other, net	864	308
Interest expense, net	18,135	14,743
Change in fair value of derivative	2,248	(3,211)
Income tax (benefit) provision	(651)	1,219
Adjusted EBITDA	$48,440	$45,894
(1)

Preopening expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards players club.

Liquidity and Capital Resources

As of March 31, 2019, we had $108.3 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

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

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2019 decreased $3.3 million compared to the prior year period due primarily to the timing of operating assets and liabilities.

Net cash used in investing activities was $176.1 million for the three months ended March 31, 2019, compared to $10.2 million for the prior year period. The increase in net cash used in investing activities as compared to the prior year period was primarily due to the closing of the Laughlin Acquisition in January 2019.

Net cash provided by financing activities was $141.5 million for the three months ended March 31, 2019, due primarily to borrowings under the revolving credit facility related to the closing of the Laughlin Acquisition.

Net cash provided by financing activities was $23.3 million for the three months ended March 31, 2018, and primarily related to net proceeds to us in the underwritten public offering completed in January 2018, partially offset by repayments under our first lien senior secured credit facility.

Senior Secured Credit Facilities

As of March 31, 2019, our senior secured credit facilities consisted of a $1 billion senior secured first lien credit facility (consisting of $800 million in term loans and a $200 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “First Lien Facility”), and a $200 million senior secured second lien term loan facility with Credit Suisse AG, Cayman Islands Branch (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Second Lien Term Loan” and, together with the First Lien Facility, the “Credit Facilities”).

As of March 31, 2019, we had $790 million and $200 million in principal amount of outstanding term loan borrowings under our First Lien Facility and Second Lien Term Loan, respectively, no letters of credit outstanding under the First Lien Facility and $145 million in principal amount of borrowings outstanding under our revolving credit facility.

Borrowings under each of the Credit Facilities bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loans) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loans only), plus in each case, an applicable margin. The applicable margin for the term loans under the First Lien Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility under the First Lien Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The applicable margin for the Second Lien Term Loan was 6.00% for base rate loans and 7.00% for LIBOR rate loans. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of March 31, 2019, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 6.1%.

The revolving credit facility under the First Lien Facility matures on October 20, 2022, and the term loans under the First Lien Facility mature on October 20, 2024. The term loans under the First Lien Facility are repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity. The term loans under the Second Lien Term Loan were repayable in full at maturity on October 20, 2025.

Borrowings under each of the Credit Facilities are guaranteed by each of our existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of Golden and our subsidiary guarantors (subject to certain exceptions).

Under the Credit Facilities, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loans under the Credit Facilities under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility under the First Lien Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facilities also prohibit the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities). If we default under the Credit Facilities due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facilities as of March 31, 2019.

Senior Notes due 2026

On April 15, 2019, we issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Notes”) in a private placement to institutional buyers. The 2026 Notes were issued at face value and will be recorded as long-term debt, net of debt issuance costs, in our consolidated financial statements. The 2026 Notes bear interest at the rate of 7.625%, payable semi-annually in cash in arrears, which interest payments will commence in October 2019. Debt issuance costs associated with the issuance of the 2026 Notes will be amortized to interest expense on a straight-line basis over the term of the 2026 Notes.

The net proceeds of the 2026 Notes were used to (i) repay the Second Lien Term Loan, (ii) repay outstanding borrowings under the revolving credit facility under the First Lien Facility, (iii) repay $18 million of the outstanding term loan indebtedness under the First Lien Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing.

Prior to April 15, 2022, we may redeem up to 40% of the 2026 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. We may also redeem the 2026 Notes prior to April 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus the applicable premium and any accrued and unpaid interest, if any, thereon to the redemption date. The applicable premium is calculated as the greater of: (i) 1.0% of the principal amount of such 2026 Notes and (ii) the excess, if any, of (a) the present value at such date of redemption of (1) the redemption price of such 2026 Notes on April 15, 2022 plus (2) all required interest payments due on such 2026 Notes through April 15, 2022 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the treasury rate (as defined under the indenture governing the 2026 Notes) plus 50 basis points, over (b) the then-outstanding principal amount of such 2026 Notes. The 2026 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2022 at a redemption price of 103.813%, during the 12 months beginning on April 15, 2023 at a redemption price of 101.906%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.

The 2026 Notes are guaranteed on a senior unsecured basis by each of our existing and future wholly-owned domestic subsidiaries that guarantees the First Lien Facility. The 2026 Notes are our and the subsidiary guarantors’ general senior unsecured obligations and rank equally in right of payment with all of our respective existing and future unsecured unsubordinated debt. The 2026 Notes are effectively junior in right of payment to our and the subsidiary guarantors’ existing and future secured debt, including under the First Lien Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of any of our subsidiaries that do not guarantee the 2026 Notes, and are senior in right of payment to all of our and the subsidiary guarantors’ existing and future subordinated indebtedness.

Under the indenture governing the 2026 Notes, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In the event a change of control (which includes the acquisition of more than 50% of our capital stock, other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities), each holder will have the right to require us to repurchase all or any part of such holder’s 2026 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Share Repurchase Program

On March 12, 2019, our Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaced the prior share repurchase program authorized in November 2018. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2019, no shares of our common stock were repurchased under our share repurchase programs.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
(In thousands)
First Lien Facility (term loans)(1)	$6,000	$8,000	$8,000	$8,000	$8,000	$752,000	$790,000
Second Lien Term Loan(1)	—	—	—	—	—	200,000	200,000
Revolving credit facility(1)	—	—	—	145,000	—	—	145,000
Interest on long-term debt (1)(2)	52,748	69,936	69,490	67,056	60,635	65,771	385,636
Operating leases	34,456	30,099	28,779	22,304	16,924	114,285	246,847
Notes payable and finance lease obligations(3)	1,801	1,911	1,224	604	503	7,248	13,291
	$95,005	$109,946	$107,493	$242,964	$86,062	$1,139,304	$1,780,774

(1)

Subsequent to quarter end, we issued $375 million in principal amount of 2026 Notes in a private placement to institutional buyers, and in connection therewith we repaid and discharged the Second Lien Term Loan in full, repaid $18 million in principal amount of term loan borrowings under the First Lien Facility, and repaid all of the outstanding indebtedness under the revolving credit facility under the First Lien Facility. See Note 5, Long-Term Debt, in the accompanying unaudited consolidated financial statements.

(2)	Represents estimated interest payments on our outstanding balances based on interest rates as of March 31, 2019 until maturity. Includes interest on notes payable.
(3)	Relates to notes payable on equipment purchases and previous tavern acquisitions and our finance lease obligations, including total finance lease interest obligations of $5.5 million.

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

A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our critical accounting policies and estimates since year end.

Commitments and Contractual Obligations

No significant changes occurred in the first quarter of 2019 to the contractual commitments discussed under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations, in our Annual Report on Form 10-K for the year ended December 31, 2018. Subsequent to quarter end, we issued $375 million in principal amount of 2026 Notes in a private placement to institutional buyers, and in connection therewith we repaid and discharged the Second Lien Term Loan in full, repaid $18 million in principal amount of term loan borrowings under the First Lien Facility, and repaid all of the outstanding indebtedness under the revolving credit facility under the First Lien Facility.

Seasonality

We believe that our Casinos and Distributed Gaming segments are affected by seasonal factors, including holidays, weather and travel conditions. Our Las Vegas and Pahrump casinos as well as our Nevada distributed gaming businesses have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures in addition to increased vacation activity by local residents. Our casinos in Laughlin and Rocky Gap typically experience higher revenues during summer months with increased visitation and may be adversely impacted by inclement weather during winter months. Our Montana distributed gaming operations also typically experience higher revenues during the summer due to the inclement weather in other seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2019, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facilities.

As of March 31, 2019, we had $790 million in principal amount of outstanding borrowings under the First Lien Facility, $200 million in principal amount of outstanding borrowings under the Second Lien Term Loan and $145 million in principal amount of outstanding borrowings under our revolving credit facility. Our primary interest rate under the Credit Facilities is the Eurodollar rate plus an applicable margin. As of March 31, 2019, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facilities was approximately 6.1%. Assuming the outstanding balance under our Credit Facilities remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $5.7 million over a twelve-month period.

As of March 31, 2019, our investment portfolio included $108.3 million in cash and cash equivalents. As of March 31, 2019, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

On January 14, 2019, the Laughlin Acquisition was completed. Management has begun the evaluation of the internal control structures of the Acquired Entities. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded the Acquired Entities from our evaluation of our disclosure controls and procedures as of March 31, 2019. We have reported the operating results of the Acquired Entities in our consolidated statements of operations and cash flows from the acquisition date through March 31, 2019. As of March 31, 2019, total assets related to the Acquired Entities represented approximately 11% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of March 31, 2019. Revenues from the Acquired Entities comprised approximately 9% of our consolidated revenues for the three months ended March 31, 2019. We will include the Acquired Entities in our evaluation of internal control over financial reporting as of December 31, 2019.

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, on January 14, 2019, the Laughlin Acquisition was completed. Our integration of the Acquired Entities may lead us to modify certain internal controls in future periods.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which we recorded reserves of $1.0 million for claims as of March 31, 2019. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our currently pending matters should not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against us in the District Court of Clark County, Nevada, on behalf of similarly situated individuals employed by us in the State of Nevada. The lawsuits allege that we violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. We agreed to settle the first of these cases in the fourth quarter of 2017 and the second of these cases in the third quarter of 2018. In February 2019, the court approved the settlement for the first case for $0.5 million. The remaining case remains subject to final court approval, with the final fairness hearing scheduled for June 2019, and is included in our recorded reserves of $1.0 million at March 31, 2019.

On August 31, 2018, prior guests of The Strat filed a purported class action complaint against us in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss on February 21, 2019. The plaintiffs appealed the District Court decision on April 10, 2019 to the Supreme Court of Nevada.

While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, we believe that these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

ITEM 6. EXHIBITS

Exhibits	Description

4.1	Indenture, dated as of April 15, 2019, between Golden Entertainment, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.2	Form of 7.625% Senior Note due 2026 of Golden Entertainment, Inc. (attached as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).

10.1

Stockholders Agreement, dated as of January 14, 2019, by and between Golden Entertainment, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated January 14, 2019, filed on January 15, 2019).

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: May 10, 2019	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
Executive Vice President, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)