Form 10-Q
period 2019-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2019-08-09
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 27,802,033 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,689	$116,071
Accounts receivable, net of allowance of $670 and $503	15,348	12,779
Prepaid expenses	21,309	17,722
Inventories	8,557	6,759
Other	3,580	3,428
Total current assets	165,483	156,759
Property and equipment, net	1,030,148	894,953
Operating lease right-of-use assets, net	158,085	—
Goodwill	182,870	158,134
Intangible assets, net	146,806	141,128
Other assets	11,278	15,595
Total assets	$1,694,670	$1,366,569
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$1,875	$10,480
Current portion of operating leases	29,351	—
Accounts payable	30,581	27,812
Accrued taxes, other than income taxes	8,066	6,540
Accrued payroll and related	24,545	19,780
Accrued liabilities	28,360	18,848
Total current liabilities	122,778	83,460
Long-term debt, net and finance leases	1,123,439	960,563
Non-current operating leases	143,426	—
Deferred income taxes	598	2,593
Other long-term obligations	1,340	4,801
Total liabilities	1,391,581	1,051,417
Commitments and contingencies (Note 10)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 27,800 and 26,779 common shares issued and outstanding, respectively	278	268
Additional paid-in capital	457,870	435,245
Accumulated deficit	(155,059)	(120,361)
Total shareholders' equity	303,089	315,152
Total liabilities and shareholders' equity	$1,694,670	$1,366,569

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Gaming	$146,246	$132,546	$290,038	$266,409
Food and beverage	52,104	43,422	101,862	86,025
Rooms	35,514	27,660	66,801	53,787
Other	14,206	12,915	29,261	25,111
Total revenues	248,070	216,543	487,962	431,332
Expenses
Gaming	84,007	78,510	166,355	156,198
Food and beverage	40,216	35,351	78,430	68,943
Rooms	16,008	12,291	30,409	23,856
Other operating	5,160	3,655	11,594	7,651
Selling, general and administrative	56,235	43,615	113,182	87,821
Depreciation and amortization	29,976	22,854	57,241	48,091
Acquisition and severance expenses	1,123	565	2,667	1,864
Preopening expenses	738	389	1,516	837
Loss on disposal of assets	585	218	832	295
Total expenses	234,048	197,448	462,226	395,556
Operating income	14,022	19,095	25,736	35,776
Non-operating income (expense)
Interest expense, net	(19,135)	(16,066)	(37,270)	(30,809)
Loss on extinguishment and modification of debt	(9,150)	—	(9,150)	—
Change in fair value of derivative	(1,489)	1,462	(3,737)	4,673
Total non-operating expense, net	(29,774)	(14,604)	(50,157)	(26,136)
Income (loss) before income tax benefit	(15,752)	4,491	(24,421)	9,640
Income tax benefit (provision)	1,344	(897)	1,995	(2,116)
Net income (loss)	$(14,408)	$3,594	$(22,426)	$7,524

Weighted-average common shares outstanding
Basic	27,762	27,406	27,667	27,278
Dilutive impact of stock options and restricted stock units	—	2,258	—	2,250
Diluted	27,762	29,664	27,667	29,528
Net income (loss) per share
Basic	$(0.52)	$0.13	$(0.81)	$0.28
Diluted	$(0.52)	$0.12	$(0.81)	$0.25

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2019	27,743	$277	$455,696	$(140,651)	$315,322
Cumulative effect, change in accounting for leases, net of tax	—	—	—	—	—
Issuance of common stock related to business combination	—	—	—	—	—
Proceeds from issuance of stock on options exercised	57	1	55	—	56
Share-based compensation	—	—	2,122	—	2,122
Tax benefit from share-based compensation	—	—	(3)	—	(3)
Net loss	—	—	—	(14,408)	(14,408)
Balances, June 30, 2019	27,800	$278	$457,870	$(155,059)	$303,089

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2018	27,388	$274	$426,952	$(75,931)	$351,295
Proceeds from issuance of stock on options exercised	42	—	417	—	417
Share-based compensation	—	—	2,718	—	2,718
Issuance of common stock, net of offering costs	—	—	—	—	—
Tax benefit from share-based compensation	—	—	(1,237)	—	(1,237)
Net income	—	—	—	3,594	3,594
Balances, June 30, 2018	27,430	$274	$428,850	$(72,337)	$356,787

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	26,779	$268	$435,245	$(120,361)	$315,152
Cumulative effect, change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Issuance of common stock related to business combination	911	9	16,599	—	16,608
Proceeds from issuance of stock on options exercised	110	1	55	—	56
Share-based compensation	—	—	6,262	—	6,262
Tax benefit from share-based compensation	—	—	(291)	—	(291)
Net loss	—	—	—	(22,426)	(22,426)
Balances, June 30, 2019	27,800	$278	$457,870	$(155,059)	$303,089

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity – (Continued)

(In thousands)

(Unaudited)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2017	26,413	$264	$399,510	$(79,861)	$319,913
Proceeds from issuance of stock on options exercised	42	—	417	—	417
Share-based compensation	—	—	4,562	—	4,562
Issuance of common stock, net of offering costs	975	10	25,598	—	25,608
Tax benefit from share-based compensation	—	—	(1,237)	—	(1,237)
Net income	—	—	—	7,524	7,524
Balances, June 30, 2018	27,430	$274	$428,850	$(72,337)	$356,787

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$(22,426)	$7,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,241	48,091
Amortization of debt issuance costs and discounts on debt	2,471	2,551
Share-based compensation	6,262	4,562
Loss on disposal of property and equipment	832	295
Loss on extinguishment of debt	9,150	—
Change in fair value of derivative	3,737	(4,673)
Deferred income taxes	(1,995)	107
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(953)	1,395
Income taxes receivable	193	2,008
Prepaid expenses	(943)	2,547
Inventories and other current assets	(1,203)	(959)
Accounts payable and other accrued expenses	8,715	(6,165)
Accrued taxes, other than income taxes	755	41
Other	(467)	(133)
Net cash provided by operating activities	61,369	57,191
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(53,221)	(27,448)
Acquisition of business, net of cash acquired	(148,952)	—
Proceeds from disposal of property and equipment	93	—
Other investing activities	(295)	—
Net cash used in investing activities	(202,375)	(27,448)
Cash flows from financing activities
Repayments of revolving credit facility	(145,000)	—
Borrowings under revolving credit facility	145,000	—
Repayments of term loans	(220,000)	(4,000)
Proceeds from issuance of senior notes	375,000	—
Repayments of notes payable	(881)	(217)
Principal payments under finance leases	(829)	(468)
Payments for debt issuance costs	(6,668)	(95)
Debt extinguishment and modification costs	(4,763)	—
Proceeds from issuance of common stock, net of issuance costs	56	25,608
Tax withholding on share-based payments	(291)	(820)
Net cash provided by financing activities	141,624	20,008
Cash and cash equivalents
Change in cash and cash equivalents	618	49,751
Balance, beginning of period	116,071	90,579
Balance, end of period	$116,689	$140,330

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

(Unaudited)

Supplemental cash flow disclosures
Cash paid for interest	$28,752	$29,455
Cash received for income taxes, net	(193)	—
Non-cash investing and financing activities
Payables incurred for capital expenditures	$9,877	$3,636
Assets acquired under finance lease obligations	3,352	62
Loss on extinguishment of debt	4,388	—
Impairment of right-of-use asset	12,272	—
Common stock issued in connection with acquisition	16,608	—

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

On April 25, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 in a private placement to institutional buyers, as further described in Note 5, Long-Term Debt, below.

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

Lessee Arrangements

The Company is the lessee under non-cancelable real estate leases, equipment leases and space lease agreements. Beginning on January 1, 2019 (the date of the Company's adoption of Topic 842, as defined and discussed further in “Accounting Standards Issued and Adopted”, below), operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of reasonably certain. For leases where the

Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

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

Net Income Per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net losses for the three and six months ended June 30, 2019, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. The amount of potential common share equivalents were 739,934 and 892,282 for three and six months ended June 30, 2019, respectively.

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

The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. The effect of adopting Topic 842 on the January 1, 2019 consolidated balance sheet is as follows:

(In thousands)	Prior to Adoption	Effect of Adoption(1)	Post Adoption
Prepaid expenses	$17,722	$(194)	$17,528
Property and equipment, net	894,953	2,503	897,456
Operating lease right-of-use assets, net	—	140,715	140,715
Intangible assets, net	141,128	(2,503)	138,625
Operating lease liability	—	155,878	155,878
Other long-term obligations	4,801	(3,085)	1,716
Accumulated deficit	(120,361)	(12,272)	(132,633)

(1)

Prepaid expenses, favorable lease intangible and deferred lease expense included in other long-term obligations were reclassed to the related right-of-use asset upon adoption of Topic 842 and represents a non-cash investing activity.

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

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and does not purport to represent what the results of operations, financial condition or other financial information of the Company would have been if the Acquisition had occurred on January 1, 2018, or what such results or financial condition will be for any future periods. The unaudited pro forma combined financial information is based on preliminary estimates and assumptions and on the information available at the time of the preparation thereof. These preliminary estimates and assumptions may change, be revised or prove to be materially different, and the estimates and assumptions may not be representative of facts existing at the time of the Acquisition. The unaudited pro forma combined financial information does not reflect non-recurring charges that were incurred in connection with the Acquisition, nor any cost savings and synergies expected to result from the Acquisition (and associated costs to achieve such savings or synergies), nor any costs associated with severance, restructuring or integration activities resulting from the Acquisition.

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of the Acquired Entities for the three and six months ended June 30, 2018, adjusted to give effect to the Acquisition, related transactions, and the adoption of ASC 606 for the Acquired Entities.

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2018	June 30, 2018
Pro forma combined revenues	$242,473	$480,705
Pro forma combined net income	2,364	7,519
Weighted-average common shares outstanding:
Basic	28,317	28,189
Diluted	30,575	30,439
Pro forma combined net income per share:
Basic	$0.08	$0.27
Diluted	0.08	0.25

In connection with the Acquisition, the Company incurred approximately $0.9 million and $1.3 million of acquisition costs during the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2019, the Acquired Entities contributed revenue of approximately $25.3 million and $46.8 million, respectively. For the three and six months ended June 30, 2019, operating expenses related to the Acquired Entities were approximately $13.6 million and $25.0 million, respectively.

Note 3 – Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Land	$125,240	$121,081
Building and site improvements	858,855	723,354
Furniture and equipment	197,067	154,663
Construction in process	33,401	35,151
Property and equipment	1,214,563	1,034,249
Less: Accumulated depreciation	(184,415)	(139,296)
Property and equipment, net	$1,030,148	$894,953

Depreciation expense for property and equipment, including finance leases, was $24.3 million and $18.5 million for the three months ended June 30, 2019 and 2018, respectively, and $45.9 million and $39.4 million for the six months ended June 30, 2019 and 2018, respectively.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Gaming liabilities	$13,676	$12,473
Interest	6,306	305
Deposits	3,589	2,652
Other accrued liabilities	4,789	3,418
Total accrued and other current liabilities	$28,360	$18,848

Note 5 – Long-Term Debt

Long-term debt, net, consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Term loan	$772,000	$992,000
Senior notes due 2026	375,000	—
Finance lease liabilities	7,086	7,127
Notes payable	231	1,111
Total long-term debt	1,154,317	1,000,238
Less unamortized discount	(20,394)	(25,658)
Less unamortized debt issuance costs	(8,609)	(3,537)
	1,125,314	971,043
Less current maturities	(1,875)	(10,480)
Long-term debt, net	$1,123,439	$960,563

Senior Secured Credit Facility

In October 2017, the Company entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of an $800 million term loan and a $100 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The revolving credit facility was subsequently increased from $100 million to $200 million in 2018.

As of June 30, 2019, the Company had $772 million in principal amount of outstanding term loan borrowings under its Credit Facility, no letters of credit outstanding under the Credit Facility, and the Company’s revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of June 30, 2019 of $200 million.

As of June 30, 2019, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 5.5%.

The revolving credit facility matures on October 20, 2022, and the term loan under the Credit Facility matures on October 20, 2024. The term loan under the Credit Facility is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity.

The Company was in compliance with its financial covenants under the Credit Facility as of June 30, 2019.

Senior Notes due 2026

On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Notes”) in a private placement to institutional buyers at face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.

In conjunction with the issuance of the 2026 Notes, the Company incurred approximately $6.7 million in debt financing costs and fees that have been deferred and are being amortized over the term of the 2026 Notes using the effective interest method.

The net proceeds of the 2026 Notes were used to (i) repay the Company’s $200 million second lien term loan (the “Second Lien Term Loan”), (ii) repay outstanding borrowings under the revolving credit facility, (iii) repay $18 million of the outstanding term loan indebtedness under the Credit Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing.

The 2026 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2022 at a redemption price of 103.813%, during the 12 months beginning on April 15, 2023 at a redemption price of 101.906%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. Prior to April 15, 2022, the Company may redeem up to 40% of the 2026 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to April 15, 2022, the Company may also redeem the 2026 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and an Applicable Premium (as defined in the indenture governing the 2026 Notes (the “Indenture”)), if any, thereon to the redemption date.

Under the Indenture, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to:  incur additional debt. grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, in the event of a change of control (as defined in the Indenture), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2026 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

Expenses Related to Extinguishment and Modification of Debt

In April 2019, the Company recognized a $5.5 million loss on extinguishment of debt and $3.7 million of expense related to modification of debt, related to the repayment of the Company’s Second Lien Term Loan and $18 million prepayment of the term loan under its Credit Facility.

Note 6 – Stock Incentive Plans and Share-Based Compensation

As of June 30, 2019, a total of 1,359,129 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which includes the annual increase in the number of shares available for grant on January 1, 2019 of 1,119,924 shares.

Stock Options

The following table summarizes the Company’s stock option activity:

	Stock Options
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2019	3,424,755	$11.49
Granted	—	$—
Exercised	(52,390)	$9.06
Cancelled	(21,875)	$11.41
Outstanding at June 30, 2019	3,350,490	$11.53
Exercisable at June 30, 2019	2,668,865	$11.31

Share-based compensation expense related to stock options was $0.9 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $3.4 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $3.6 million as of June 30, 2019, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares(1)	Date Fair Value
Outstanding at January 1, 2019	232,299	$29.10	171,748	$28.41
Granted	461,606	$14.06	204,580	$14.13
Vested	(102,218)	$29.59	—	$—
Cancelled	(12,827)	$26.80	—	$—
Outstanding at June 30, 2019	578,860	$17.07	376,328	$20.65

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

Share-based compensation expense related to RSUs was $1.0 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. Share-based compensation expense related to PSUs was $0.2 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was $7.4 million and $4.0 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.3 years and 2.4 years for RSUs and PSUs, respectively.

Note 7 – Income Taxes

The Company’s effective tax rate was 8.2% and 22.0% for the six months ended June 30, 2019 and 2018, respectively.

Income tax benefit of $2.0 million for the six months ended June 30, 2019 was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the first six months of 2019. Income tax expense of $2.1 million for the six months ended June 30, 2018 was primarily due to expenses that are not deductible for tax purposes.

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

The following table summarizes the fair value measurement information about the Company’s long-term debt:

	June 30, 2019
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loan	$772,000	$770,070	Level 2
Senior notes due 2026	375,000	383,438	Level 2
Finance lease liabilities	7,086	7,086	Level 3
Notes payable	231	231	Level 3
Total debt	$1,154,317	$1,160,825

	December 31, 2018
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loan	$992,000	$952,300	Level 2
Finance lease liabilities	7,127	7,127	Level 3
Notes payable	1,111	1,111	Level 3
Total debt	$1,000,238	$960,538

The estimated fair value of the Company’s term loan debt is based on a relative value analysis performed as of June 30, 2019 and December 31, 2018. The finance lease liabilities and note payable debt are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.

As of June 30, 2019, the Company had an interest rate cap agreement that was outstanding with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of the interest rate cap agreement to estimated fair value quarterly based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s interest rate cap agreement was $0.5 million and $5.0 million as of June 30, 2019 and December 31, 2018, respectively. As the Company elected to not apply hedge accounting, the change in fair value of its interest rate cap agreement was recorded in the consolidated statement of operations.

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

The current and long-term obligations under finance leases are included in “current portion of long-term debt, net and finance leases” and “long-term debt, net and finance leases”, respectively. The majority of the finance leases relate to vehicles used within the Company’s Distributed Gaming business and equipment for the Company’s casinos.

The components of lease expense are follows:

Three Months Ended	Six Months Ended

(In thousands)	Classification	June 30, 2019	June 30, 2019
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$11,416	$23,056
Variable lease cost	Operating and SG&A expenses	4,468	8,654
Short-term lease cost	Operating and SG&A expenses	1,112	2,161
Total operating lease cost		$16,996	$33,871

Finance lease cost
Amortization of lease assets	Depreciation and amortization	$505	$999
Interest on lease liabilities	Interest expense, net	100	198
Total finance lease cost		$605	$1,197

Supplemental cash flow information related to leases is as follows:

Six Months Ended
(In thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,255
Operating cash flows from finance leases	198
Financing cash flows from finance leases	829

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36,117
Finance leases	849

Supplemental balance sheet information related to leases is as follows:

(In thousands, except lease term and discount rate)	June 30, 2019
Operating leases
Operating lease right-of-use assets, gross	$175,898
Accumulated amortization	17,813
Operating lease right-of-use assets, net	$158,085

Current portion of operating leases	$29,351
Noncurrent operating leases	143,426
Total operating lease liabilities	$172,777

Finance leases
Property and equipment, gross	$13,290
Accumulated depreciation	(2,785)
Property and equipment, net	$10,505

Current portion of finance leases, net	$1,763
Noncurrent finance leases, net	5,323
Total finance lease liabilities	$7,086

Weighted Average Remaining Lease Term
Operating leases	11.2 years
Finance leases	22.4 years

Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	5.8%

Maturity of Lease Liabilities

	Operating	Finance
(In thousands)	Leases	Leases	Total
Remaining 2019	$23,164	$1,146	$24,310
2020	30,778	1,954	32,732
2021	29,443	1,460	30,903
2022	22,906	589	23,495
2023	17,469	553	18,022
Thereafter	117,243	7,339	124,582
Total lease payments	241,003	13,041	254,044
Less: interest	(68,226)	(5,955)	(74,181)
Present value of lease liabilities	$172,777	$7,086	$179,863

As of June 30, 2019, the Company does not have any leases that have not yet commenced but that create significant rights and obligations.

Company as Lessor

Minimum and contingent operating lease income is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Minimum rental income	$1,973	$3,798
Contingent rental income	384	585
Total rental income	$2,357	$4,383

Future minimum rental payments to be received under operating leases:

(In thousands)	Operating Leases
Remaining 2019	$2,635
2020	4,211
2021	3,272
2022	2,433
2023	1,763
Thereafter	2,546
Total future minimum rentals	$16,860

Disclosures related to periods prior to adoption of Topic 842

For the three months ended June 30, 2018, operating lease rental expense, calculated on a straight-line basis, was $10.0 million, $0.4 million and $3.8 million for space lease agreements, related party leases and other operating leases, respectively. For the six months ended June 30, 2018, operating lease rental expense, calculated on a straight-line basis, was $19.4 million, $0.8 million, and $7.4 million for space lease agreements, related party leases and other operating leases, respectively. The Company recorded rental revenue of $1.9 million and $3.6 million for the three and six months ended June 30, 2018, respectively.

Note 10 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space lease agreements described above in Note 9, Leases, the Company also enters into slot placement contracts in the form of participation and revenue share agreements. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. During the three and six months ended June 30, 2019, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $39.4 million and $77.9 million, respectively, including $0.3 million and $0.5 million, respectively, under revenue share and participation agreements with related parties, as described in Note 12, Related Party Transactions. During the three and six months ended June 30, 2018, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $37.5 million and $74.6 million, respectively, including $0.2 million and $0.5 million, respectively, under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of participation agreements. Under these agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three months ended June 30, 2019 and 2018, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2019 and 2018, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were $0.8 million and $0.7 million, respectively.

Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which the Company recorded reserves of $1.0 million for claims as of June 30, 2019. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters should not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against the Company in the District Court of Clark County, Nevada, on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuits allege that the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. The Company agreed to settle the first of these cases in the fourth quarter of 2017 and the second of these cases in the third quarter of 2018. In February 2019, the court approved the settlement for the first case for $0.5 million. In July 2019, the court approved the settlement for the second case for $1.1 million, which is included in the Company’s recorded reserves at June 30, 2019.

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

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$72,237	$74,009	$—	$146,246
Food and beverage	39,049	13,055	—	52,104
Rooms	35,514	—	—	35,514
Other	11,916	2,089	201	14,206
Total revenues	$158,716	$89,153	$201	$248,070

Net income (loss)	$22,471	$7,347	$(44,226)	$(14,408)
Depreciation and amortization	24,052	5,569	355	29,976
Preopening and related expenses(1)	700	660	137	1,497
Acquisition and severance expenses	101	9	1,013	1,123
Asset disposal and other writedowns	511	74	—	585
Share-based compensation	—	—	2,134	2,134
Other, net	81	—	406	487
Interest expense, net	64	23	19,048	19,135
Loss on extinguishment and modification of debt	—	—	9,150	9,150
Change in fair value of derivative	—	—	1,489	1,489
Income tax benefit	—	—	(1,344)	(1,344)
Adjusted EBITDA	$47,980	$13,682	$(11,838)	$49,824

	Three Months Ended June 30, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$61,929	$70,617	$—	$132,546
Food and beverage	30,743	12,679	—	43,422
Rooms	27,660	—	—	27,660
Other	10,594	2,101	220	12,915
Total revenues	$130,926	$85,397	$220	$216,543

Net income (loss)	$24,236	$7,552	$(28,194)	$3,594
Depreciation and amortization	17,412	4,979	463	22,854
Preopening expenses(1)	—	88	301	389
Acquisition and severance expenses	168	2	395	565
Asset disposal and other writedowns	218	—	—	218
Share-based compensation	—	—	2,758	2,758
Other, net	123	195	99	417
Interest expense, net	25	26	16,015	16,066
Change in fair value of derivative	—	—	(1,462)	(1,462)
Income tax provision	—	—	897	897
Adjusted EBITDA	$42,182	$12,842	$(8,728)	$46,296

	Six Months Ended June 30, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$143,122	$146,916	$—	$290,038
Food and beverage	75,491	26,371	—	101,862
Rooms	66,801	—	—	66,801
Other	24,676	4,223	362	29,261
Total revenues	$310,090	$177,510	$362	$487,962

Net income (loss)	$45,160	$14,953	$(82,539)	$(22,426)
Depreciation and amortization	45,695	10,898	648	57,241
Preopening and related expenses(1)	2,354	1,226	149	3,729
Acquisition and severance expenses	387	35	2,245	2,667
Asset disposal and other writedowns	767	65	390	1,222
Share-based compensation	11	5	6,302	6,318
Other, net	92	—	1,259	1,351
Interest expense, net	116	39	37,115	37,270
Loss on extinguishment and modification of debt	—	—	9,150	9,150
Change in fair value of derivative	—	—	3,737	3,737
Income tax benefit	—	—	(1,995)	(1,995)
Adjusted EBITDA	$94,582	$27,221	$(23,539)	$98,264

	Six Months Ended June 30, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$126,388	$140,021	$—	$266,409
Food and beverage	60,739	25,286	—	86,025
Rooms	53,787	—	—	53,787
Other	20,499	4,251	361	25,111
Total revenues	$261,413	$169,558	$361	$431,332

Net income (loss)	$48,077	$15,000	$(55,553)	$7,524
Depreciation and amortization	37,047	10,127	917	48,091
Preopening expenses(1)	—	236	601	837
Acquisition and severance expenses	219	37	1,608	1,864
Asset disposal and other writedowns	280	15	—	295
Share-based compensation	—	—	4,602	4,602
Other, net	160	362	203	725
Interest expense, net	49	72	30,688	30,809
Change in fair value of derivative	—	—	(4,673)	(4,673)
Income tax provision	—	—	2,116	2,116
Adjusted EBITDA	$85,832	$25,849	$(19,491)	$92,190

(1)

Preopening expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards loyalty program.

Total Segment Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at June 30, 2019	$1,213,701	$431,956	$49,013	$1,694,670

Balance at December 31, 2018	$1,006,292	$299,697	$60,580	$1,366,569

Note 12 – Related Party Transactions

As of June 30, 2019, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The rent expense for the office headquarters building was $0.3 million for each of the three months ended June 30, 2019 and 2018, and $0.6 million and $0.8 million during the six months ended June 30, 2019 and 2018, respectively. There were no amounts owed by the Company, and no amount was due and payable by the Company, under this lease as of June 30, 2019 and December 31, 2018. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. There was less than $0.1 million of rental income under such sublease for each of the three and six months ended June 30, 2019 and 2018. No amount was owed to the Company under such sublease as of June 30, 2019 and December 31, 2018. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

In November 2018, the Company entered into a lease agreement for office space in a building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease is intended to commence in 2019 and expires on December 31, 2030. The rent expense for the space is expected to be approximately $0.3 million per year. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.

One tavern location that the Company had previously leased from a related party was sold in the second quarter of 2019 to an unrelated third party. A second tavern location that the Company had previously leased from a related party was sold in 2018 to an unrelated third party. The rent expense for tavern locations leased from related parties (for the periods in which the leases were with related parties) was less than $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2019 and 2018, respectively. There were no amounts owed by the Company, and no amount was due and payable by the Company, under such leases as of December 31, 2018. No tavern locations were leased from related parties as of June 30, 2019.

During the three months ended June 30, 2019 and 2018, the Company paid $0.2 million and less than $0.1 million, respectively, under aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. a company controlled by Mr. Sartini. During the six months ended June 30, 2019 and 2018, the Company paid $0.4 million and less than $0.1 million, respectively, under the aircraft time-sharing, co-user and cost-sharing agreements. The Company owed less than $0.1 million under the aircraft time-sharing, co-user and cost-sharing agreements as of June 30, 2019 and December 31, 2018.

During the three months ended June 30, 2019 and 2018, the Company recorded revenues of $0.3 million in each period, and the Company recorded gaming expenses of $0.3 million and $0.2 million, respectively, related to the use of the Company’s slots at a distributed gaming location owned in part by Sean T. Higgins, who serves as the Company’s Executive Vice President of Compliance and Governmental Affairs and Chief Legal Officer. During each of the six months ended June 30, 2019 and 2018, the Company recorded revenues of $0.6 million and $0.5 million, respectively, and the Company recorded gaming expenses of $0.5 million in each period, related to the use of the Company’s slots at this distributed gaming location. De minimis amounts were owed to the Company and were due and payable by the Company related to this arrangement as of June 30, 2019 and December 31, 2018.

During the three months ended June 30, 2018, the Company recorded expenses of less than $0.1 million related to a three-year consulting agreement between the Company and Lyle A. Berman, who serves on the Board of Directors of the Company. During the six months ended June 30, 2018, the Company recorded $0.1 million of SG&A expenses related to Mr. Berman’s consulting agreement. No amount was due and payable by the Company as of December 31, 2018 related to this agreement. The consulting agreement expired on July 31, 2018.

Note 13 – Subsequent Events

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the six months ended June 30, 2019.

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

We own and operate ten resort casino properties in Nevada and Maryland, comprising:

•

The STRAT Hotel, Casino & SkyPod (“The Strat”): The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. As of June 30, 2019, The Strat featured an 80,000 sq. ft. casino, 2,429 hotel rooms, 644 slots, 44 table games, a race and sports book, 12 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of June 30, 2019, our Arizona Charlie’s Decatur casino offered 259 hotel rooms, 1,040 slots, ten table games, race and sports books, five restaurants and an approximately 400-seat bingo parlor, and our Arizona Charlie’s Boulder casino offered 303 hotel rooms, 835 slots, eight table games, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River: the Aquarius Casino Resort (the “Aquarius”), the Edgewater and the Colorado Belle. Our Laughlin casinos are situated along the heart of the Laughlin Riverwalk and cater primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of June 30, 2019, the Aquarius had 1,906 hotel rooms, 1,200 slots, 33 table games and eight restaurants. As of June 30, 2019 the Colorado Belle had 1,102 hotel rooms, 698 slots, 16 table games and three restaurants. As of June 30, 2019 the Edgewater had 1,052 hotel rooms, 714 slots, 20 table games and six restaurants and dedicated entertainment venues, including the Laughlin Event Center.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park: the Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park. As of June 30, 2019, Pahrump Nugget offered 69 hotel rooms, 406 slots, 10 table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of June 30, 2019, our Gold Town Casino offered 229 slots, and our Lakeside Casino & RV Park offered 171 slots, an approximately 100-seat bingo facility, and approximately 160 RV hook-up sites.

•

Rocky Gap Casino Resort (“Rocky Gap”): Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of June 30, 2019, Rocky Gap offered 665 slots, 19 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with 198 hotel rooms, as well as an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of June 30, 2019, our distributed gaming operations comprised approximately 10,700 slots in over 1,000 locations.

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of June 30, 2019, we owned and operated 65 branded taverns, which offered a total of over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, PT’s Brewing Company, Sierra Junction and SG Bar. We also own a brewery in Las Vegas, PT’s Brewing Company, which produces craft beer for our taverns and casinos.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenues by segment
Casinos	$158,716	$130,926	$310,090	$261,413
Distributed Gaming	89,153	85,397	177,510	169,558
Corporate and other	201	220	362	361
Total revenues	248,070	216,543	487,962	431,332
Operating expenses by segment
Casinos	77,236	62,402	150,779	123,121
Distributed Gaming	67,936	66,612	135,593	131,962
Corporate and other	219	793	416	1,565
Total operating expenses	145,391	129,807	286,788	256,648
Selling, general and administrative	56,235	43,615	113,182	87,821
Depreciation and amortization	29,976	22,854	57,241	48,091
Acquisition and severance expenses	1,123	565	2,667	1,864
Preopening expenses	738	389	1,516	837
Loss on disposal of assets	585	218	832	295
Total expenses	234,048	197,448	462,226	395,556

Operating income	14,022	19,095	25,736	35,776
Non-operating expense, net	(29,774)	(14,604)	(50,157)	(26,136)
Income tax benefit (provision)	1,344	(897)	1,995	(2,116)
Net income (loss)	$(14,408)	$3,594	$(22,426)	$7,524

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Revenues

The $31.5 million, or 15%, increase in revenues for the three months ended June 30, 2019 compared to the prior year period resulted from increases of $13.7 million, $8.7 million, $7.9 million and $1.2 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the impact of the Acquired Entities.

Casinos segment revenue increased $27.8 million, or 21%, for the three months ended June 30, 2019 compared to the prior year period. Gaming revenues in the Casinos segment increased $10.3 million, which reflected the inclusion in the current year period of $9.1 million of gaming revenue from the Acquired Entities and a combined increase in slot revenue of $1.6 million at The Strat and Aquarius. The increase was offset by a decrease in the Nevada casinos’ race and sports book revenue of $0.4 million resulting from the outsourcing of our race and sports book management in the first quarter of 2019, the income from which is classified as other operating revenue. Casinos segment food and beverage revenue increased by $8.3 million due primarily to The Strat and the inclusion in the current year period of food and beverage revenues from the Acquired Entities, partially offset by decreases in food and beverage revenues at our other casino properties. Casinos segment room revenues increased by $7.9 million primarily due to The Strat and the inclusion in the current year period of room revenues from the Acquired Entities. Casinos segment other revenues increased by $1.2 million primarily due to the contribution of $1.5 million of other revenues from the Acquired Entities, and was partially offset by a decrease in other revenues at The Strat of $0.4 million.

Distributed Gaming segment revenue increased $3.8 million or 4% for the three months ended June 30, 2019 compared to the prior year period due to an increase of $3.4 million in gaming revenues (reflecting a $1.8 million increase from new sales at our additional locations and machines in Montana and a $1.6 million increase in Nevada from our six new taverns that opened since the prior year period and improved performance of our slot devices at non-casino locations) and of $0.4 million in branded tavern food and beverage revenues.

The $56.6 million, or 13%, increase in revenues for the six months ended June 30, 2019 compared to the prior year period resulted from increases of $23.6 million, $15.8 million, $13.2 million and $4.0 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the impact of the Acquired Entities.

Casinos segment revenue increased $48.7 million, or 19%, for the six months ended June 30, 2019 compared to the prior year period. Gaming revenues in the Casinos segment increased $16.7 million, which reflected the inclusion in the current year period of $16.8 million of gaming revenue from the Acquired Entities and an increase in slot revenue of $1.5 million at some of our Nevada casinos. The increase was offset by a decrease in the Nevada casinos’ race and sports book revenue of $0.9 million resulting from the outsourcing of our race and sports book management in the first quarter of 2019, the income from which is classified as other operating revenue, and a decrease in table game revenue of $0.7 million at The Strat. Casinos segment food and beverage revenue increased by $14.7 million due primarily to the inclusion in the current year period of $14.5 million in food and beverage revenues from the Acquired Entities and an increase of $1.1 million in food and beverage revenue at The Strat, partially offset by decreases in food and beverage revenues at our other casino properties. Casinos segment room revenues increased by $13.2 million primarily due to increased room revenues from the Aquarius as well as the inclusion in the current year period of $10.7 million in room revenues from the Acquired Entities. Casinos segment other revenues increased by $4.0 million primarily due to the contribution of $4.8 million of other revenues from the Acquired Entities, and was partially offset by a decrease in other revenues at The Strat of $1.0 million.

Distributed Gaming segment revenue increased $8.0 million or 5% for the six months ended June 30, 2019 compared to the prior year period due to an increase of $6.9 million in gaming revenues (reflecting a $3.3 million increase from new sales at our additional locations and machines in Montana and a $3.6 million increase in Nevada from our six new taverns that opened since the prior year period and improved performance of our slot devices at non-casino locations) and of $1.1 million in branded tavern food and beverage revenues (primarily due to the inclusion in the current year period of a full period of revenues from the three taverns opened in 2018).

During the three and six months ended June 30, 2019, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 30% and 31%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 15% in each period. During the three and six months ended June 30, 2018, Adjusted EBITDA margin in our Casinos segment was 32% and 33%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 15%  in each period. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements). See Note 11, Segment Information, in the accompanying unaudited consolidated financial statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).

Operating Expenses

The $15.6 million, or 12%, increase in operating expenses for the three months ended June 30, 2019 compared to the prior year period resulted primarily from the inclusion of operating expenses of the Acquired Entities. Gaming expenses increased $5.5 million for the three months ended June 30, 2019 compared to the prior year period. Of this increase, $4.0 million related to the inclusion of gaming expenses relating to the Acquired Entities in the current year period, and $1.1 million related to gaming expenses in our Distributed Gaming segment, which included an increase of $1.6 million relating to our Montana distributed gaming operations, offset by $0.5 million decrease from our Nevada distributed gaming operations. The increase of $4.9 million of food and beverage expense compared to the prior year period was due primarily to the inclusion in the current year period of $4.7 million relating to the Acquired Entities, combined with increases of $0.7 million relating to The Strat (reflecting increased and improved offerings at The Strat), offset by a decrease in food and beverage revenues at our other casino properties. The $3.7 million year-over-year increase in room expense was due primarily to the inclusion in the current year period of $3.3 million relating to the Acquired Entities, combined with an increase of $0.8 million related to The Strat. The $1.5 million year-over-year increase in other operating expenses was almost entirely due to the inclusion in the current year period of other operating expenses relating to the Acquired Entities.

The $30.1 million, or 12%, increase in operating expenses for the six months ended June 30, 2019 compared to the prior year period resulted primarily from the inclusion of operating expenses of the Acquired Entities. Gaming expenses increased $10.2 million for the six months ended June 30, 2019 compared to the prior year period. Of this increase, $7.1 million related to the inclusion of gaming expenses relating to the Acquired Entities in the current year period, and $2.7 million related to gaming expenses in our Distributed Gaming segment, which included an increase of $2.9 million relating to our Montana distributed gaming operations, offset by a slight decrease from our Nevada distributed gaming operations. The increase of $9.5 million of food and beverage expense compared to the prior year period was due primarily to the inclusion in the current year period of $8.5 million relating to the Acquired Entities, combined with increases of $0.6 million relating to our Nevada distributed gaming operations and $1.2 million relating to The Strat (reflecting increased and improved offerings at The Strat), offset by a decrease in food and beverage revenues at our other casino properties. The $6.6 million year-over-year increase in room expense was due primarily to the inclusion in the current year period of $5.7 million relating to the Acquired Entities, combined with an increase of $1.2 million related to The Strat. The $3.9 million year-over-year increase in other operating expenses was almost entirely due to the inclusion in the current year period of other operating expenses relating to the Acquired Entities.

Selling, General and Administrative Expenses

The $12.2 million, or 28%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2019 compared to the prior year period resulted primarily from the inclusion in the current year period of $6.3 million in SG&A expenses relating to the Acquired Entities, an increase in corporate SG&A of $4.5 million and an increase in Distributed Gaming segment SG&A of $1.4 million.

Within our Casinos segment, the majority of the SG&A expenses are comprised of marketing and advertising, utilities, maintenance contracts, payroll expenses and payroll taxes. Casino segment SG&A expenses increased $7.6 million, or 29%, for the three months ended June 30, 2019, compared to the prior year period, resulting primarily from the inclusion $6.3 million in the current year period of SG&A related to the Acquired Entities. The remaining increase was primarily due to increases in expenses for labor and advertising at The Strat.

Within our Distributed Gaming segment, the majority of the SG&A expenses are comprised of marketing and advertising, utilities, building rent, payroll expenses and payroll taxes. Distributed gaming segment SG&A expenses increased $1.4 million, or 24%, for the three months ended June 30, 2019 compared to the prior year period, primarily due to an increase in salaries and bonuses.

Corporate SG&A expenses represent corporate office overhead, information technology, legal, accounting, third party service providers, executive compensation, share based compensation, payroll expenses and payroll taxes. The $4.5 million, or 46%, increase in corporate SG&A for the three months ended June 30, 2019 compared to the prior year period resulted primarily from increases in outside service expenses in finance, marketing and human resources as well as in salaries and wages.

The $24.8 million, or 28%, increase in SG&A expenses for the six months ended June 30, 2019 compared to the prior year period resulted primarily from the inclusion in the current year period of $11.2 million in SG&A expenses relating to the Acquired Entities, an increase in corporate SG&A of $9.4 million and an increase in Distributed Gaming segment SG&A of $2.6 million.

Casino segment SG&A expenses increased $14.1 million, or 27%, for the six months ended June 30, 2019, compared to the prior year period, resulting primarily from the inclusion $11.2 million in the current year period of SG&A related to the Acquired Entities. The remaining increase was primarily due to increases in expenses for labor and advertising at The Strat and labor, advertising and printing at the Aquarius.

Distributed Gaming segment SG&A expenses increased $2.6 million, or 22%, for the six months ended June 30, 2019 compared to the prior year period, primarily due to an increase in salaries, bonuses, building rent, and expenses for marketing and cleaning supplies.

Corporate SG&A expenses increases $9.4 million, or 43%, increase in corporate SG&A for the six months ended June 30, 2019 compared to the prior year period resulted primarily from increases in outside service expenses in finance, marketing and human resources as well as in salaries and wages.

Acquisition Expenses

Acquisition expenses during the three and six months ended June 30, 2019 related primarily to the Laughlin Acquisition, which closed on January 14, 2019, and expenses during the three and six months ended June 30, 2018 related to the American Acquisition.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During the three and six months ended June 30, 2019 and 2018, preopening expenses related primarily to costs incurred in the opening of new taverns in the Las Vegas Valley.

Depreciation and Amortization

The increase in depreciation and amortization expenses for each of the three months ended June 30, 2019 compared to the prior year period, was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Laughlin Acquisition.

The increase in depreciation and amortization expenses for each of the six months ended June 30, 2019 compared to the prior year period, was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Laughlin Acquisition, the opening of new taverns in the first half of 2019, and the installation of new gaming systems at some of our Nevada casinos. The increase was offset by the decrease in depreciation and amortization expense at The Strat related to the disposal of several assets and the change in useful life of depreciation.

Non-Operating Expense, Net

Non-operating expense, net increased $15.2 million for the three months ended June 30, 2019 compared to the prior year period, primarily due to a $3.1 million increase in interest expense from the substantially higher level of indebtedness following the Laughlin Acquisition, a loss on extinguishment and modification of debt of $9.2 million and a loss on change in fair value of derivative of $1.5 million versus a gain on change in fair value of derivative of $1.5 million in the prior year period.

Non-operating expense, net increased $24.0 million for the six months ended June 30, 2019 compared to the prior year period, primarily due to a $6.5 million increase in interest expense from the substantially higher level of indebtedness following the Laughlin Acquisition, a loss on extinguishment and modification of debt of $9.2 million and a loss on change in fair value of derivative of $3.7 million versus a gain on change in fair value of derivative of $4.7 million in the prior year period.

Income Taxes

Our effective tax rate was 8.2% and 22.0% for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the effective tax rate differed from the federal tax rate of 21% due primarily to the change in valuation allowance against our deferred tax assets during the first six months of 2019. For the six months ended June 30, 2018, the effective tax rate differed from the federal tax rate of 21% due primarily to expenditures that are not deductible for tax purposes.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income (loss)	$(14,408)	$3,594	$(22,426)	$7,524
Depreciation and amortization	29,976	22,854	57,241	48,091
Preopening and related expenses(1)	2,134	389	3,729	837
Acquisition and severance expenses	1,497	565	2,667	1,864
Asset disposal and other writedowns	1,123	218	1,222	295
Share-based compensation	585	2,758	6,318	4,602
Other, net	487	417	1,351	725
Interest expense, net	19,135	16,066	37,270	30,809
Loss on extinguishment and modification of debt	9,150	—	9,150	—
Change in fair value of derivative	1,489	(1,462)	3,737	(4,673)
Income tax (benefit) provision	(1,344)	897	(1,995)	2,116
Adjusted EBITDA	$49,824	$46,296	$98,264	$92,190

(1)

Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards loyalty program.

Liquidity and Capital Resources

As of June 30, 2019, we had $116.7 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

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

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2019 remained overall consistent when compared to the prior year period and the timing of operating assets and liabilities.

Net cash used in investing activities was $202.4 million for the six months ended June 30, 2019, compared to $27.4 million for the prior year period. The increase in net cash used in investing activities as compared to the prior year period was primarily due to the closing of the Laughlin Acquisition in January 2019 and the additional capital expenditures in the current year period.

Net cash provided by financing activities was $141.6 million for the six months ended June 30, 2019, due primarily to our issuance of the 7.625% Senior Notes due 2026 (“2026 Notes”) in April 2019, partially offset by the repayment in full of our $200 million senior secured second lien term loan facility (“Second Lien Term Loan”).

Net cash provided by financing activities was $20.0 million for the six months ended June 30, 2018, and primarily related to net proceeds to us in the underwritten public offering completed in January 2018, partially offset by repayments under our Credit Facility.

Senior Secured Credit Facility

In October 2017, we entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of a $800 million term loan and a $100 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The revolving credit facility was subsequently increased from $100 million to $200 million in 2018.

As of June 30, 2019, we had $772 million in principal amount of outstanding term loan borrowings under our Credit Facility, no letters of credit outstanding under the Credit Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of June 30, 2019 of $200 million.

Borrowings under the Credit Facility bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loan) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loan only), plus in each case, an applicable margin. The applicable margin for the term loan under the Credit Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of June 30, 2019, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 5.5%.

The revolving credit facility matures on October 20, 2022, and the term loan under the Credit Facility matures on October 20, 2024. The term loan under the Credit Facility is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity.

Borrowings under the Credit Facility are guaranteed by each of our existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries), and are secured by substantially all of the present and future assets of Golden and our subsidiary guarantors (subject to certain exceptions).

Under the Credit Facility, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loan under the Credit Facility under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities). If we default under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facility as of June 30, 2019.

Senior Notes due 2026

On April 15, 2019, we issued $375 million in principal amount of 2026 Notes in a private placement to institutional buyers face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.

In conjunction with the issuance of the 2026 Notes, we incurred approximately $6.7 million in debt financing costs and fees that have been deferred and are being amortized over the term of the 2026 Notes using the effective interest method.

The net proceeds of the 2026 Notes were used to (i) repay our $200 million Second Lien Term Loan, (ii) repay outstanding borrowings under the revolving credit facility, (iii) repay $18 million of the outstanding term loan indebtedness under the Credit Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing.

The 2026 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2022 at a redemption price of 103.813%, during the 12 months beginning on April 15, 2023 at a redemption price of 101.906%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. Prior to April 15, 2022, we may redeem up to 40% of the 2026 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to April 15, 2022, we may also redeem the 2026 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and an Applicable Premium (as defined in the indenture governing the 2026 Notes (the “Indenture”)), if any, thereon to the redemption date.

The 2026 Notes are guaranteed on a senior unsecured basis by each of our existing and future wholly-owned domestic subsidiaries that guarantees the Credit Facility. The 2026 Notes are our and the subsidiary guarantors’ general senior unsecured obligations and rank equally in right of payment with all of our respective existing and future unsecured unsubordinated debt. The 2026 Notes are effectively junior in right of payment to our and the subsidiary guarantors’ existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of any of our subsidiaries that do not guarantee the 2026 Notes, and are senior in right of payment to all of our and the subsidiary guarantors’ existing and future subordinated indebtedness.

Under the Indenture, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In the event a change of control (which includes the acquisition of more than 50% of our capital stock, other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, Neil I. Sell and certain affiliated entities), each holder will have the right to require us to repurchase all or any part of such holder’s 2026 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

Expenses Related to Extinguishment and Modification of Debt

In April 2019, we recognized a $5.5 million loss on extinguishment of debt and $3.7 million of expense related to modification of debt, related to the repayment of our Second Lien Term Loan and an $18 million prepayment of the term loan under our Credit Facility.

Share Repurchase Program

On March 12, 2019, our Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaced the prior share repurchase program authorized in November 2018. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2019, no shares of our common stock were repurchased under our share repurchase programs.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
(In thousands)
Term loan	$—	$—	$4,000	$8,000	$8,000	$752,000	$772,000
Senior notes due 2026	—	—	—	—	—	375,000	375,000
Interest on long-term debt (1)	35,187	70,365	70,332	69,980	69,547	97,150	412,561
Operating leases	23,164	30,778	29,443	22,906	17,469	117,243	241,003
Notes payable and finance lease obligations(2)	1,200	2,074	1,481	612	565	7,339	13,271
	$59,551	$103,217	$105,256	$101,498	$95,581	$1,348,732	$1,813,835

(1)	Represents estimated interest payments on our outstanding balances based on interest rates as of June 30, 2019 until maturity. Includes interest on notes payable.
(2)	Relates to notes payable on equipment purchases and previous tavern acquisitions and our finance lease obligations, including total finance lease interest obligations of $6.0 million.

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

A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. As of January 1, 2019, we updated our lease accounting policies in conjunction with our adoption of the new lease accounting standard. A description of this change is included in Note 2 to the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. There were no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.

Commitments and Contractual Obligations

On April 15, 2019, we issued the 2026 Notes in a private placement to institutional buyers, and in connection therewith we repaid and discharged the Second Lien Term Loan in full, repaid $18 million in principal amount of term loan borrowings under the Credit Facility, and repaid all of the outstanding indebtedness under the revolving credit facility under the Credit Facility. Otherwise, no significant changes occurred in the second quarter of 2019 to the contractual commitments discussed under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contractual Obligations, in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2019, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility.

As of June 30, 2019, we had $772 million in principal amount of outstanding borrowings under the Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. As of June 30, 2019, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 5.5%. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.9 million over a twelve-month period.

As of June 30, 2019, our investment portfolio included $116.7 million in cash and cash equivalents. As of June 30, 2019, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

On January 14, 2019, the Laughlin Acquisition was completed. Management has begun the evaluation of the internal control structures of the Acquired Entities. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded the Acquired Entities from our evaluation of our disclosure controls and procedures as of June 30, 2019. We have reported the operating results of the Acquired Entities in our consolidated statements of operations and cash flows from the acquisition date through June 30, 2019. As of June 30, 2019, total assets related to the Acquired Entities represented approximately 11% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of June 30, 2019. Revenues from the Acquired Entities comprised approximately 10% of our consolidated revenues for both the three and six months ended June 30, 2019.

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, on January 14, 2019, the Laughlin Acquisition was completed. Our integration of the Acquired Entities may lead us to modify certain internal controls in future periods.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which we recorded reserves of $1.0 million for claims as of June 30, 2019. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our currently pending matters should not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

In February and April 2017, several former employees filed two separate purported class action lawsuits against us in the District Court of Clark County, Nevada, on behalf of similarly situated individuals employed by us in the State of Nevada. The lawsuits allege that we violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The complaints seek, on behalf of the plaintiffs and members of the putative class, an unspecified amount of damages (including punitive damages), injunctive and equitable relief, and an award of attorneys’ fees, interest and costs. We agreed to settle the first of these cases in the fourth quarter of 2017 and the second of these cases in the third quarter of 2018. In February 2019, the court approved the settlement for the first case for $0.5 million. In July 2019, the court approved the settlement for the second case for $1.1 million, which is included in our recorded reserves at June 30, 2019.

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

4.1

Indenture, dated as of April 15, 2019, between Golden Entertainment, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q dated and filed on May 10, 2019)

4.2

Form of 7.625% Senior Note due 2026 of Golden Entertainment, Inc. (incorporated by reference to Exhibit 4.2 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q dated and filed on May 10, 2019)

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 8, 2019	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
Executive Vice President, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)