Form 10-Q
period 2019-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2019-11-08
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had 27,813,192 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123,829	$116,071
Accounts receivable, net of allowance of $880 and $503, respectively	13,940	12,779
Prepaid expenses	18,994	17,722
Inventories	7,379	6,759
Other	3,212	3,428
Total current assets	167,354	156,759
Property and equipment, net	1,038,692	894,953
Operating lease right-of-use assets, net	148,911	—
Goodwill	182,870	158,134
Intangible assets, net	141,125	141,128
Other assets	11,767	15,595
Total assets	$1,690,719	$1,366,569
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$6,176	$10,480
Current portion of operating leases	25,822	—
Accounts payable	28,710	27,812
Accrued taxes, other than income taxes	6,940	6,540
Accrued payroll and related	22,166	19,780
Accrued liabilities	35,475	18,848
Total current liabilities	125,289	83,460
Long-term debt, net and finance leases	1,129,072	960,563
Non-current operating leases	138,104	—
Deferred income taxes	797	2,593
Other long-term obligations	1,246	4,801
Total liabilities	1,394,508	1,051,417
Commitments and contingencies (Note 10)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 27,813 and 26,779 common shares issued and outstanding, respectively	278	268
Additional paid-in capital	460,439	435,245
Accumulated deficit	(164,506)	(120,361)
Total shareholders' equity	296,211	315,152
Total liabilities and shareholders' equity	$1,690,719	$1,366,569

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Gaming	$142,568	$127,764	$432,606	$394,173
Food and beverage	51,109	41,999	152,971	128,024
Rooms	35,347	28,227	102,148	82,014
Other	14,290	12,347	43,551	37,458
Total revenues	243,314	210,337	731,276	641,669
Expenses
Gaming	83,799	76,465	250,154	232,663
Food and beverage	41,020	34,508	119,450	103,451
Rooms	16,644	13,109	47,053	36,965
Other operating	4,815	3,805	16,409	11,456
Selling, general and administrative	57,106	47,359	170,288	135,180
Depreciation and amortization	29,611	23,330	86,852	71,421
Acquisition and severance expenses	428	1,243	3,095	3,107
Preopening expenses	243	21	1,759	858
(Gain) loss on disposal of assets	(233)	774	599	1,069
Total expenses	233,433	200,614	695,659	596,170
Operating income	9,881	9,723	35,617	45,499
Non-operating income (expense)
Interest expense, net	(18,776)	(16,291)	(56,046)	(47,100)
Loss on extinguishment and modification of debt	—	—	(9,150)	—
Change in fair value of derivative	(352)	1,222	(4,089)	5,895
Total non-operating expense, net	(19,128)	(15,069)	(69,285)	(41,205)
Income (loss) before income tax benefit	(9,247)	(5,346)	(33,668)	4,294
Income tax benefit (provision)	(200)	2,222	1,795	106
Net income (loss)	$(9,447)	$(3,124)	$(31,873)	$4,400

Weighted-average common shares outstanding
Basic	27,806	27,655	27,714	27,405
Dilutive impact of stock options and restricted stock units	—	—	—	1,787
Diluted	27,806	27,655	27,714	29,192
Net income (loss) per share
Basic	$(0.34)	$(0.11)	$(1.15)	$0.16
Diluted	$(0.34)	$(0.11)	$(1.15)	$0.15

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2019	27,800	$278	$457,870	$(155,059)	$303,089
Proceeds from issuance of stock on options exercised	13	—	—	—	—
Share-based compensation	—	—	2,578	—	2,578
Tax benefit from share-based compensation	—	—	(9)	—	(9)
Net loss	—	—	—	(9,447)	(9,447)
Balances, September 30, 2019	27,813	$278	$460,439	$(164,506)	$296,211

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2018	27,430	$274	$428,850	$(72,337)	$356,787
Proceeds from issuance of stock on options exercised	522	6	850	—	856
Share-based compensation	—	—	2,501	—	2,501
Tax benefit from share-based compensation	—	—	417	—	417
Net loss	—	—	—	(3,124)	(3,124)
Balances, September 30, 2018	27,952	$280	$432,618	$(75,461)	$357,437

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	26,779	$268	$435,245	$(120,361)	$315,152
Cumulative effect of change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Issuance of common stock related to business combination	911	9	16,599	—	16,608
Proceeds from issuance of stock on options exercised	123	1	55	—	56
Share-based compensation	—	—	8,840	—	8,840
Tax benefit from share-based compensation	—	—	(300)	—	(300)
Net loss	—	—	—	(31,873)	(31,873)
Balances, September 30, 2019	27,813	$278	$460,439	$(164,506)	$296,211

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity – (Continued)

(In thousands)

(Unaudited)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2017	26,413	$264	$399,510	$(79,861)	$319,913
Proceeds from issuance of stock on options exercised	564	6	1,267	—	1,273
Share-based compensation	—	—	7,063	—	7,063
Issuance of common stock, net of offering costs	975	10	25,598	—	25,608
Tax benefit from share-based compensation	—	—	(820)	—	(820)
Net income	—	—	—	4,400	4,400
Balances, September 30, 2018	27,952	$280	$432,618	$(75,461)	$357,437

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(31,873)	$4,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,852	71,421
Amortization of debt issuance costs and discounts on debt	3,427	3,799
Share-based compensation	8,840	7,063
Loss on disposal of assets	599	1,069
Loss on extinguishment of debt	9,150	—
Change in fair value of derivative	4,089	(5,895)
Deferred income taxes	(1,796)	(106)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	455	(454)
Prepaid expenses	1,358	2,494
Inventories and other current assets	537	266
Accounts payable and other accrued expenses	17,860	(10,312)
Accrued taxes, other than income taxes	(371)	(290)
Other	(1,083)	(434)
Net cash provided by operating activities	98,044	73,021
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(81,202)	(48,939)
Acquisition of business, net of cash acquired	(148,952)	—
Proceeds from disposal of property and equipment	107	—
Deposit paid from asset purchase	—	(800)
Asset purchase	(45)	(300)
Other investing activities	(33)	—
Net cash used in investing activities	(230,125)	(50,039)
Cash flows from financing activities
Repayments of revolving credit facility	(145,000)	—
Borrowings under revolving credit facility	145,000	—
Repayments of term loans	(220,000)	(6,000)
Proceeds from issuance of senior notes	375,000	—
Repayments of notes payable	(2,200)	(322)
Principal payments under finance leases	(1,267)	(838)
Payments for debt issuance costs	(6,686)	(95)
Debt extinguishment and modification costs	(4,763)	—
Proceeds from issuance of common stock, net of issuance costs	56	26,881
Tax withholding on share-based payments	(301)	(820)
Net cash provided by financing activities	139,839	18,806
Cash and cash equivalents
Change in cash and cash equivalents	7,758	41,788
Balance, beginning of period	116,071	90,579
Balance, end of period	$123,829	$132,367

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

(Unaudited)

Supplemental cash flow disclosures
Cash paid for interest	$38,676	$44,648
Cash received for income taxes, net	(193)	—
Non-cash investing and financing activities
Payables incurred for capital expenditures	$9,434	$3,680
Assets acquired under finance lease obligations	5,768	237
Loss on extinguishment of debt	4,388	—
Impairment of right-of-use asset	12,272	—
Common stock issued in connection with acquisition	16,608	—

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

Net Income Per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net losses for the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. The amount of potential common share equivalents were 730,282 and 1,870,290 for three months ended September 30, 2019 and 2018, respectively. The amount of potential common share equivalents were 842,142 for nine months ended September 30, 2019.

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

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of the Acquired Entities for the three and nine months ended September 30, 2018, adjusted to give effect to the Acquisition, related transactions, and the adoption of ASC 606 for the Acquired Entities.

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2018	September 30, 2018
Pro forma combined revenues	$233,102	$713,807
Pro forma combined net income (loss)	(1,453)	6,066
Weighted-average common shares outstanding:
Basic	28,566	28,316
Diluted	28,566	30,103
Pro forma combined net income (loss) per share:
Basic	$(0.05)	$0.21
Diluted	(0.05)	0.20

In connection with the Acquisition, the Company incurred approximately $0.3 million and $1.6 million of acquisition costs during the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2019, the Acquired Entities contributed revenue of approximately $23.7 million and $70.4 million, respectively. For the three and nine months ended September 30, 2019, operating expenses related to the Acquired Entities were approximately $12.0 million and $37.0 million, respectively.

Note 3 – Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Land	$125,240	$121,081
Building and site improvements	863,827	723,354
Furniture and equipment	203,062	154,663
Construction in process	54,876	35,151
Property and equipment	1,247,005	1,034,249
Less: Accumulated depreciation	(208,313)	(139,296)
Property and equipment, net	$1,038,692	$894,953

Depreciation expense for property and equipment, including finance leases, was $23.9 million and $18.8 million for the three months ended September 30, 2019 and 2018, respectively, and $69.8 million and $58.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Gaming liabilities	$13,954	$12,473
Interest	13,792	305
Deposits	3,285	2,652
Other accrued liabilities	4,444	3,418
Total accrued and other current liabilities	$35,475	$18,848

Note 5 – Long-Term Debt

Long-term debt, net, consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Term loan	$772,000	$992,000
Senior notes due 2026	375,000	—
Finance lease liabilities	11,569	7,127
Notes payable	4,748	1,111
Total long-term debt	1,163,317	1,000,238
Less unamortized discount	(19,702)	(25,658)
Less unamortized debt issuance costs	(8,367)	(3,537)
	1,135,248	971,043
Less current maturities	(6,176)	(10,480)
Long-term debt, net	$1,129,072	$960,563

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

As of September 30, 2019, the Company had $772 million in principal amount of outstanding term loan borrowings under its Credit Facility, no letters of credit outstanding under the Credit Facility, and the Company’s revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of September 30, 2019 of $200 million.

As of September 30, 2019, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 5.4%.

The revolving credit facility matures on October 20, 2022, and the term loan under the Credit Facility matures on October 20, 2024. The term loan under the Credit Facility is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity.

The Company was in compliance with its financial covenants under the Credit Facility as of September 30, 2019.

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

Note 6 – Stockholders’ Equity and Stock Incentive Plans

Share Repurchase Program

On March 12, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, which replaced the prior share repurchase program authorized in November 2018. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2019, the Company has not repurchased any shares under the March 12, 2019 authorization.

Stock Options

The following table summarizes the Company’s stock option activity:

	Stock Options
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2019	3,424,755	$11.49
Granted	—	$—
Exercised	(90,890)	$9.10
Cancelled	(21,875)	$11.41
Outstanding at September 30, 2019	3,311,990	$11.56
Exercisable at September 30, 2019	2,793,348	$11.32

Share-based compensation expense related to stock options was $0.8 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $4.0 million for the nine months ended September 30, 2019 and

2018, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $2.8 million as of September 30, 2019, which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares(1)	Date Fair Value
Outstanding at January 1, 2019	232,299	$29.10	171,748	$28.41
Granted	561,606	$13.94	204,580	$14.13
Vested	(102,218)	$29.59	—	$—
Cancelled	(20,899)	$22.69	—	$—
Outstanding at September 30, 2019	670,788	$16.53	376,328	$20.65

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

Share-based compensation expense related to RSUs was $1.1 million for both the three months ended September 30, 2019 and 2018, and $3.1 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively. Share-based compensation expense related to PSUs was $0.7 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was $7.6 million and $4.1 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.2 years for RSUs and PSUs, respectively.

As of September 30, 2019, a total of 1,267,201 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which includes the annual increase in the number of shares available for grant on January 1, 2019 of 1,119,924 shares.

Note 7 – Income Taxes

The Company’s effective tax rate was 4.5% and (2.5)% for the nine months ended September 30, 2019 and 2018, respectively.

Income tax benefit of $1.8 million for the nine months ended September 30, 2019 was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the first nine months of 2019. Income tax benefit was $0.1 million for the nine months ended September 30, 2018 was primarily due to excess tax benefits from stock options exercised during the third quarter of 2018.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis.

As of September 30, 2019, the Company’s 2017 tax year is under audit by the IRS.

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

The following table summarizes the fair value measurement information about the Company’s long-term debt:

	September 30, 2019
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loans	$772,000	$775,358	Level 2
Senior notes due 2026	375,000	390,938	Level 2
Finance lease liabilities	11,569	11,569	Level 3
Notes payable	4,748	4,748	Level 3
Total debt	$1,163,317	$1,182,613

	December 31, 2018
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loans	$992,000	$952,300	Level 2
Finance lease liabilities	7,127	7,127	Level 3
Notes payable	1,111	1,111	Level 3
Total debt	$1,000,238	$960,538

The estimated fair value of the Company’s term loan debt is based on a relative value analysis performed as of September 30, 2019 and December 31, 2018. The finance lease liabilities and note payable debt are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.

As of September 30, 2019, the Company had an interest rate cap agreement that was outstanding with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of the interest rate cap agreement to estimated fair value quarterly based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s interest rate cap agreement was $5.0 million as of December 31, 2018 and had no value as of September 30, 2019. As the Company elected to not apply hedge accounting, the change in fair value of its interest rate cap agreement was recorded in the consolidated statement of operations.

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

The Company leases approximately 4.5 acres of undeveloped land in Carson City. Upon the adoption of Topic 842, the Company wrote off the associated ROU asset for this land lease of $9 million to its beginning balance of retained earnings as of January 1, 2019. The Company is also lessee for nine taverns and locations subject to space lease agreements that it does not plan to develop, operate, or sub-lease. The Company wrote off the associated ROU asset for these ten leases of $3 million to its beginning balance of retained earnings as of January 1, 2019.

The Company leases its office headquarters building from a related party. See Note 12, Related Party Transactions, for more detail.

The current and long-term obligations under finance leases are included in “current portion of long-term debt, net and finance leases” and “long-term debt, net and finance leases”, respectively. The majority of the finance leases relate to vehicles used within the Company’s Distributed Gaming business and equipment for the Company’s casinos.

The components of lease expense are follows:

		Three Months Ended	Nine Months Ended
(In thousands)	Classification	September 30, 2019	September 30, 2019
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$11,397	$34,453
Variable lease cost	Operating and SG&A expenses	6,411	15,065
Short-term lease cost	Operating and SG&A expenses	1,029	3,190
Total operating lease cost		$18,837	$52,708

Finance lease cost
Amortization of lease assets	Depreciation and amortization	$493	$1,492
Interest on lease liabilities	Interest expense, net	78	276
Total finance lease cost		$571	$1,768

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
(In thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,057
Operating cash flows from finance leases	276
Financing cash flows from finance leases	1,267

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36,117
Finance leases	5,768

Supplemental balance sheet information related to leases is as follows:

(In thousands, except lease term and discount rate)	September 30, 2019
Operating leases
Operating lease right-of-use assets, gross	$175,898
Accumulated amortization	26,987
Operating lease right-of-use assets, net	$148,911

Current portion of operating leases	$25,822
Noncurrent operating leases	138,104
Total operating lease liabilities	$163,926

Finance leases
Property and equipment, gross	$18,209
Accumulated depreciation	(3,356)
Property and equipment, net	$14,853

Current portion of finance leases, net	$3,201
Noncurrent finance leases, net	8,368
Total finance lease liabilities	$11,569

Weighted Average Remaining Lease Term
Operating leases	10.3 years
Finance leases	6.9 years

Weighted Average Discount Rate
Operating leases	6.3%
Finance leases	6.5%

Maturity of Lease Liabilities

	Operating	Finance
(In thousands)	Leases	Leases	Total
Remaining 2019	$11,373	$1,037	$12,410
2020	30,776	3,787	34,563
2021	29,441	3,290	32,731
2022	22,906	1,954	24,860
2023	17,469	529	17,998
Thereafter	117,243	4,055	121,298
Total lease payments	229,208	14,652	243,860
Less: interest	(65,282)	(3,083)	(68,365)
Present value of lease liabilities	$163,926	$11,569	$175,495

As of September 30, 2019, the Company does not have any leases that have not yet commenced but that create significant rights and obligations.

Company as Lessor

Minimum and contingent operating lease income is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Minimum rental income	$1,923	$5,721
Contingent rental income	552	1,137
Total rental income	$2,475	$6,858

Future minimum rental payments to be received under operating leases:

(In thousands)	Operating Leases
Remaining 2019	$1,113
2020	4,204
2021	3,272
2022	2,433
2023	1,763
Thereafter	2,546
Total future minimum rentals	$15,331

Disclosures related to periods prior to adoption of Topic 842

For the three months ended September 30, 2018, operating lease rental expense, calculated on a straight-line basis, was $9.6 million, $0.4 million and $3.8 million for space lease agreements, related party leases and other operating leases, respectively. For the nine months ended September 30, 2018, operating lease rental expense, calculated on a straight-line basis, was $29.0 million, $1.2 million, and $11.2 million for space lease agreements, related party leases and other operating leases, respectively. The Company recorded rental revenue of $1.9 million and $5.5 million for the three and nine months ended September 30, 2018, respectively.

Note 10 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space lease agreements described above in Note 9, Leases, the Company also enters into slot placement contracts in the form of participation and revenue share agreements. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. During the three and nine months ended September 30, 2019, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $39.3 million and $117.3 million, respectively, including $0.2 million and $0.7 million, respectively, under revenue share and participation agreements with related parties, as described in Note 12, Related Party Transactions. During the three and nine months ended September 30, 2018, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $35.5 million and $110.1 million, respectively, including $0.2 million and $0.7 million, respectively, under revenue share and participation agreements with related parties.

The Company also enters into amusement device and ATM placement contracts in the form of participation agreements. Under these agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the three months ended September 30, 2019 and 2018, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2019 and 2018, the total contingent payments recognized by the Company as other operating expenses for amusement devices and ATMs under such agreements were both $1.1 million.

Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which the Company records reserves. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its currently pending matters should not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

In 2017, several former employees filed two separate purported class action lawsuits against the Company in the District Court of Clark County, Nevada, on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuits alleged that the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The court approved the settlement of one case in February 2019 and the second case in July 2019.

In August 2018, prior guests of The Strat filed a purported class action complaint against the Company in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss in February 2019. The plaintiffs appealed the District Court decision in April 2019 to the Supreme Court of Nevada. Briefs in this matter were filed with the Federal Appeals Court in October 2019.

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

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$69,953	$72,615	$—	$142,568
Food and beverage	37,836	13,273	—	51,109
Rooms	35,347	—	—	35,347
Other	11,977	2,110	203	14,290
Total revenues	$155,113	$87,998	$203	$243,314

Net income (loss)	$17,858	$5,786	$(33,091)	$(9,447)
Depreciation and amortization	23,500	5,616	495	29,611
Preopening and related expenses(1)	308	189	59	556
Acquisition and severance expenses	137	—	291	428
Asset disposal and other writedowns	(4)	(223)	(6)	(233)
Share-based compensation	—	—	2,583	2,583
Other, net	218	—	25	243
Interest expense, net	200	18	18,558	18,776
Change in fair value of derivative	—	—	352	352
Income tax provision	—	—	200	200
Adjusted EBITDA	$42,217	$11,386	$(10,534)	$43,069

	Three Months Ended September 30, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$60,440	$67,324	$—	$127,764
Food and beverage	29,666	12,333	—	41,999
Rooms	28,227	—	—	28,227
Other	10,504	1,531	312	12,347
Total revenues	$128,837	$81,188	$312	$210,337

Net income (loss)	$19,113	$5,014	$(27,251)	$(3,124)
Depreciation and amortization	17,667	5,292	371	23,330
Preopening expenses(1)	—	73	(52)	21
Acquisition and severance expenses	54	1	1,188	1,243
Asset disposal and other writedowns	770	4	—	774
Share-based compensation	37	3	2,743	2,783
Other, net	—	—	269	269
Interest expense, net	25	21	16,245	16,291
Change in fair value of derivative	—	—	(1,222)	(1,222)
Income tax benefit	—	—	(2,222)	(2,222)
Adjusted EBITDA	$37,666	$10,408	$(9,931)	$38,143

	Nine Months Ended September 30, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$213,075	$219,531	$—	$432,606
Food and beverage	113,327	39,644	—	152,971
Rooms	102,148	—	—	102,148
Other	36,653	6,333	565	43,551
Total revenues	$465,203	$265,508	$565	$731,276

Net income (loss)	$63,018	$20,739	$(115,630)	$(31,873)
Depreciation and amortization	69,195	16,514	1,143	86,852
Preopening and related expenses(1)	2,662	1,415	208	4,285
Acquisition and severance expenses	524	35	2,536	3,095
Asset disposal and other writedowns	763	(158)	384	989
Share-based compensation	11	5	8,885	8,901
Other, net	310	—	1,284	1,594
Interest expense, net	316	57	55,673	56,046
Loss on extinguishment and modification of debt	—	—	9,150	9,150
Change in fair value of derivative	—	—	4,089	4,089
Income tax benefit	—	—	(1,795)	(1,795)
Adjusted EBITDA	$136,799	$38,607	$(34,073)	$141,333

	Nine Months Ended September 30, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$186,828	$207,345	$—	$394,173
Food and beverage	90,405	37,619	—	128,024
Rooms	82,014	—	—	82,014
Other	31,003	5,782	673	37,458
Total revenues	$390,250	$250,746	$673	$641,669

Net income (loss)	$67,190	$20,014	$(82,804)	$4,400
Depreciation and amortization	54,714	15,419	1,288	71,421
Preopening expenses(1)	—	309	549	858
Acquisition and severance expenses	273	38	2,796	3,107
Asset disposal and other writedowns	1,050	19	—	1,069
Share-based compensation	37	3	7,345	7,385
Other, net	160	362	472	994
Interest expense, net	74	93	46,933	47,100
Change in fair value of derivative	—	—	(5,895)	(5,895)
Income tax benefit	—	—	(106)	(106)
Adjusted EBITDA	$123,498	$36,257	$(29,422)	$130,333

(1)

Preopening expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards loyalty program.

Total Segment Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at September 30, 2019	$1,198,490	$423,202	$69,027	$1,690,719

Balance at December 31, 2018	$1,006,292	$299,697	$60,580	$1,366,569

Note 12 – Related Party Transactions

As of September 30, 2019, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The rent expense for the office headquarters building was $0.3 million for each of the three months ended September 30, 2019 and 2018, and $1.0 million for each of the nine months ended September 30, 2019 and 2018. There were no amounts owed to the Company, and no amount was due and payable by the Company, under this lease as of September 30, 2019 and December 31, 2018. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. There was less than $0.1 million of rental income under such sublease for each of the three and nine months ended September 30, 2019 and 2018. No amount was owed to the Company under such sublease as of September 30, 2019 and December 31, 2018. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

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

One tavern location that the Company had previously leased from a related party was sold in the second quarter of 2019 to an unrelated third party. A second tavern location that the Company had previously leased from a related party was sold in 2018 to an unrelated third party. The rent expense for tavern locations leased from related parties (for the periods in which the leases were with related parties) was $0.1 million for the three months ended September 30, 2018 and $0.2 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively. No tavern locations were leased from related parties during the three months ended September 30, 2019. There were no amounts owed to the Company, and no amount was due and payable by the Company, under such leases as of December 31, 2018.

During the three months ended September 30, 2019 and 2018, the Company paid less than $0.1 million in each period under aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. a company controlled by Mr. Sartini. During the nine months ended September 30, 2019 and 2018, the Company paid $0.5 million and $0.2 million, respectively, under the aircraft time-sharing, co-user and cost-sharing agreements. The Company owed less than $0.1 million under the aircraft time-sharing, co-user and cost-sharing agreements as of September 30, 2019 and December 31, 2018.

During the three months ended September 30, 2019 and 2018, the Company recorded revenues of $0.2 million in each period, and the Company recorded gaming expenses of $0.2 million in each period, related to the use of the Company’s slots at a distributed gaming location owned in part by Sean T. Higgins, who serves as the Company’s Executive Vice President of Government Affairs. During each of the nine months ended September 30, 2019 and 2018, the Company recorded revenues of $0.8 million and $0.7 million, respectively, and the Company recorded gaming expenses of $0.7 million in each period, related to the use of the Company’s slots at this distributed gaming location. De minimis amounts were owed to the Company and were due and payable by the Company related to this arrangement as of September 30, 2019 and December 31, 2018.

During the three months ended September 30, 2018, the Company recorded expenses of less than $0.1 million related to a three-year consulting agreement between the Company and Lyle A. Berman, who serves on the Board of Directors of the Company. During the nine months ended September 30, 2018, the Company recorded $0.2 million of SG&A expenses related to Mr. Berman’s consulting agreement. No amount was due and payable by the Company as of December 31, 2018 related to this agreement. The consulting agreement expired on July 31, 2018.

Note 13 – Subsequent Events

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the nine months ended September 30, 2019.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding cost savings, synergies, growth opportunities and other financial and operating benefits of our casino and other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: our ability to realize the anticipated cost savings, synergies and other benefits of our casino and other acquisitions, including the casinos we recently acquired in Las Vegas and Laughlin, Nevada, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We own and operate ten resort casino properties in Nevada and Maryland, comprising:

•

The STRAT Hotel, Casino & SkyPod (“The Strat”): The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. As of September 30, 2019, The Strat featured an 80,000 sq. ft. casino, 2,429 hotel rooms, 680 slots, 46 table games, a race and sports book, 10 restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of September 30, 2019, our Arizona Charlie’s Decatur casino offered 259 hotel rooms, 1,010 slots, ten table games, race and sports books, five restaurants and an approximately 400-seat bingo parlor, and our Arizona Charlie’s Boulder casino offered 303 hotel rooms, 854 slots, race and sports books, four restaurants, and an approximately 450-seat bingo parlor, as well as an RV park with approximately 220 RV hook-up sites.

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River: the Aquarius Casino Resort (the “Aquarius”), the Colorado Belle and the Edgewater. Our Laughlin casinos are situated along the heart of the Laughlin Riverwalk and cater primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of September 30, 2019, the Aquarius had 1,906 hotel rooms, 1,199 slots, 33 table games and eight restaurants. As of September 30, 2019, the Colorado Belle had 1,102 hotel rooms, 688 slots, 16 table games and three restaurant, and the Edgewater had 1,052 hotel rooms, 707 slots, 20 table games and six restaurants and dedicated entertainment venues, including the Laughlin Event Center.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park: the Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park. As of September 30, 2019, Pahrump Nugget offered 69 hotel rooms, 405 slots, 10 table games, a race and sports book, an approximately 200-seat bingo facility and a bowling center. As of September 30, 2019, our Gold Town Casino offered 220 slots, and our Lakeside Casino & RV Park offered 174 slots, an approximately 100-seat bingo facility, and approximately 160 RV hook-up sites.

•

Rocky Gap Casino Resort (“Rocky Gap”): Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of September 30, 2019, Rocky Gap offered 665 slots, 18 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with 198 hotel rooms, as well as an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of September 30, 2019, our distributed gaming operations comprised approximately 10,900 slots in over 1,000 locations.

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of September 30, 2019, we owned and operated 66 branded taverns, which offered a total of over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, Sierra Junction and SG Bar. We also own a brewery in Las Vegas, PT’s Brewing Company, which produces craft beer for our taverns and casinos.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues by segment
Casinos	$155,113	$128,837	$465,203	$390,250
Distributed Gaming	87,998	81,188	265,508	250,746
Corporate and other	203	312	565	673
Total revenues	243,314	210,337	731,276	641,669
Operating expenses by segment
Casinos	77,334	62,818	228,113	185,939
Distributed Gaming	68,621	64,243	204,214	196,205
Corporate and other	323	826	739	2,391
Total operating expenses	146,278	127,887	433,066	384,535
Selling, general and administrative	57,106	47,359	170,288	135,180
Depreciation and amortization	29,611	23,330	86,852	71,421
Acquisition and severance expenses	428	1,243	3,095	3,107
Preopening expenses	243	21	1,759	858
(Gain) loss on disposal of assets	(233)	774	599	1,069
Total expenses	233,433	200,614	695,659	596,170

Operating income	9,881	9,723	35,617	45,499
Non-operating expense, net	(19,128)	(15,069)	(69,285)	(41,205)
Income tax benefit (provision)	(200)	2,222	1,795	106
Net income (loss)	$(9,447)	$(3,124)	$(31,873)	$4,400

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Revenues

The $33.0 million, or 16%, increase in revenues for the three months ended September 30, 2019 compared to the prior year period resulted from increases of $14.8 million, $9.1 million, $7.3 million and $1.8 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the impact of the Acquired Entities.

Casinos segment revenue increased $26.3 million, or 20%, for the three months ended September 30, 2019 compared to the prior year period. Gaming revenues in the Casinos segment increased $9.5 million, which reflected the inclusion in the current year period of $9.2 million of gaming revenue from the Acquired Entities. The increase was also due to an increase in slot and table game revenue of $0.6 million at The Strat, which was offset by a decrease in The Strat’s race and sports book revenue of $0.3 million. Casinos segment food and beverage revenue increased by $8.2 million, which reflected the inclusion in the current year period of $6.8 million of food and beverage revenue from the Acquired Entities as well as a $1.6 million increase at The Strat. Casinos segment room revenues increased by $7.2 million, which reflected the inclusion in the current year period of $6.7 million of room revenue from the Acquired Entities. Casinos segment other revenues increased by $1.4 million due primarily to the inclusion in the current year period of other revenues from the Acquired Entities.

Distributed Gaming segment revenue increased $6.8 million or 8% for the three months ended September 30, 2019 compared to the prior year period due to an increase of $5.3 million in gaming revenues, (reflecting an increase in our Montana Distributed Gaming business from improved sales at our additional locations and machines and an increase in our Nevada Distributed Gaming business from our six new taverns that opened since the prior year period as well as improved performance of our slot devices at non-casino locations), an increase of $0.9 million in branded tavern food and beverage revenues and an increase of $0.6 million in other revenues.

The $89.6 million, or 14%, increase in revenues for the nine months ended September 30, 2019 compared to the prior year period resulted from increases of $38.4 million, $25.0 million, $20.4 million and $5.8 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the impact of the Acquired Entities.

Casinos segment revenue increased $75.0 million, or 19%, for the nine months ended September 30, 2019 compared to the prior year period. Gaming revenues in the Casinos segment increased $26.2 million, which reflected the inclusion in the current year period of $26.0 million of gaming revenue from the Acquired Entities, a $1.1 million increase in our Pahrump casinos and an increase of $1.3 million at Rocky Gap. The increase was offset by a combined decrease in our Arizona Charlie’s properties’ gaming revenue of $2.4 million. Casinos segment food and beverage revenue increased by $22.9 million due primarily to the inclusion in the current year period of $21.3 million in food and beverage revenues from the Acquired Entities and an increase of $2.7 million in food and beverage revenue at The Strat. The increase was partially offset by decreases in food and beverage revenues at the Aquarius and Arizona Charlie’s properties. Casinos segment room revenues increased by $20.4 million primarily due to increased room revenues at all of our casino properties, as well as the inclusion in the current year period of $17.3 million in room revenues from the Acquired Entities. Casinos segment other revenues increased by $5.4 million primarily due to the inclusion in the current year period of $5.9 million in other revenues from the Acquired Entities and increases at some of our other casino properties, partially offset by a decrease in other revenues at The Strat of $1.0 million.

Distributed Gaming segment revenue increased $14.8 million or 6% for the nine months ended September 30, 2019 compared to the prior year period due to an increase of $12.2 million in gaming revenues (reflecting an increase in our Montana Distributed Gaming business from improved sales at our additional locations and machines and an increase in our Nevada Distributed Gaming business from our six new taverns that opened since the prior year period as well as improved performance of our slot devices at non-casino locations), an increase of $2.0 million in branded tavern food and beverage revenues (primarily due to the inclusion in the current year period of a full period of revenues from the three taverns opened in 2018) and an increase of $0.6 million in other revenues.

During the three and nine months ended September 30, 2019, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 27% and 29%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 13% and 15%, respectively. During the three and nine months ended September 30, 2018, Adjusted EBITDA margin in our Casinos segment was 29% and 32%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 13% and 14%, respectively. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements). See Note 11, Segment Information, in the accompanying unaudited consolidated financial statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).

Operating Expenses

The $18.4 million, or 14%, increase in operating expenses for the three months ended September 30, 2019 compared to the prior year period resulted primarily from the inclusion of operating expenses of the Acquired Entities. Gaming expenses increased $7.3 million for the three months ended September 30, 2019 compared to the prior year period. Of this increase, $3.9 million related to the inclusion of gaming expenses relating to the Acquired Entities in the current year period and $0.3 million related to an increase in gaming expenses at Rocky Gap. The increase also included $3.1 million related to gaming expenses in our Distributed Gaming segment, which included increases of $2.3 million relating to our Montana distributed gaming operations from our additional locations and machines and $0.9 million relating to our Nevada distributed gaming operations from our six new taverns that opened since the prior year period. The increase of $6.5 million in food and beverage expense compared to the prior year period was due primarily to the inclusion in the current year period of $4.1 million relating to the Acquired Entities, combined with increases of $1.6 million relating to The Strat (reflecting increased and improved offerings at The Strat), offset by a decrease in food and beverage revenues at our other casino properties. The increase in food and beverage expense was also due to a $1.2 million increase in our Distributed Gaming segment from our six new taverns that opened since the prior year period. The $3.5 million year-over-year increase in room expense was due primarily to the inclusion in the current year period of $3.5 million relating to the Acquired Entities. The $1.0 million year-over-year increase in other operating expenses was primarily due to the inclusion in the current year period of other operating expenses relating to the Acquired Entities and the increase in other operating expenses at our other casino properties.

The $48.5 million, or 13%, increase in operating expenses for the nine months ended September 30, 2019 compared to the prior year period resulted primarily from the inclusion of operating expenses of the Acquired Entities. Gaming expenses increased $17.5 million for the nine months ended September 30, 2019 compared to the prior year period. Of this increase, $1.2 million related to Rocky Gap and $11.0 million related to the inclusion of gaming expenses relating to the Acquired Entities in the current year period, offset by a slight decrease at some of our other casino properties. The increase also includes $5.9 million related to gaming expenses in our Distributed Gaming segment, which included an increase of $5.2 million relating to our Montana distributed gaming operations and $0.7 million relating to our Nevada distributed gaming operations. The increase of $16.0 million of food and beverage expense compared to the prior year period was due primarily to the inclusion in the current year period of $12.5 million relating to the Acquired Entities, combined with increases of $1.9 million relating to our Nevada distributed gaming operations and $2.8 million relating to The Strat (reflecting increased and improved offerings at The Strat), offset by a decrease in food and beverage revenues at our other casino properties. The $10.1 million year-over-year increase in room expense was due primarily to the inclusion in the current year period of $9.2 million relating to the Acquired Entities, combined with an increase in room expense at all of our other casino properties. The $5.0 million year-over-year increase in other operating expenses was almost entirely due to the inclusion in the current year period of other operating expenses relating to the Acquired Entities.

Selling, General and Administrative Expenses

The $9.7 million, or 21%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2019 compared to the prior year period resulted primarily from the inclusion in the current year period of $6.6 million in SG&A expenses relating to the Acquired Entities, an increase in corporate SG&A of $0.6 million and an increase in Distributed Gaming segment SG&A of $1.5 million.

Within our Casinos segment, the majority of the SG&A expenses are comprised of marketing and advertising, utilities, maintenance contracts, payroll expenses and payroll taxes. Casino segment SG&A expenses increased $7.7 million, or 27%, for the three months ended September 30, 2019, compared to the prior year period, resulting primarily from the inclusion $6.6 million in the current year period of SG&A related to the Acquired Entities.

Within our Distributed Gaming segment, the majority of the SG&A expenses are comprised of marketing and advertising, utilities, building rent, payroll expenses and payroll taxes. Distributed gaming segment SG&A expenses increased $1.5 million, or 23%, for the three months ended September 30, 2019 compared to the prior year period, primarily due to an increase in salaries, bonuses, and building rent.

Corporate SG&A expenses represent corporate office overhead, information technology, legal, accounting, third party service providers, executive compensation, share based compensation, payroll expenses and payroll taxes. The $0.6 million, or 5%, increase in corporate SG&A for the three months ended September 30, 2019 compared to the prior year period resulted primarily from increases in outside service expenses in finance and accounting.

The $35.1 million, or 26%, increase in SG&A expenses for the nine months ended September 30, 2019 compared to the prior year period resulted primarily from the inclusion in the current year period of $17.8 million in SG&A expenses relating to the Acquired Entities, an increase in corporate SG&A of $9.0 million and an increase in Distributed Gaming segment SG&A of $4.1 million.

Casino segment SG&A expenses increased $22.0 million, or 27%, for the nine months ended September 30, 2019, compared to the prior year period, resulting primarily from the inclusion $17.8 million in the current year period of SG&A related to the Acquired Entities. The remaining increase was primarily due to increases in expenses for labor and advertising.

Distributed Gaming segment SG&A expenses increased $4.1 million, or 22%, for the nine months ended September 30, 2019 compared to the prior year period, primarily due to an increase in salaries, bonuses, building rent, and expenses for marketing.

Corporate SG&A expenses increases $9.0 million, or 25%, increase in corporate SG&A for the nine months ended September 30, 2019 compared to the prior year period resulted primarily from increases in labor costs and professional services in accounting.

Acquisition Expenses

Acquisition expenses during the three and nine months ended September 30, 2019 related primarily to the Laughlin Acquisition, which closed on January 14, 2019, and expenses during the three and nine months ended September 30, 2018 related to the American Acquisition.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During the three and nine months ended September 30, 2019 and 2018, preopening expenses related primarily to costs incurred in the opening of new taverns in the Las Vegas Valley.

Depreciation and Amortization

The increase in depreciation and amortization expenses for the three months ended September 30, 2019 compared to the prior year period was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Laughlin Acquisition.

The increase in depreciation and amortization expenses for the nine months ended September 30, 2019 compared to the prior year period was primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Laughlin Acquisition, the opening of our six new taverns in 2019, and the installation of new gaming systems at some of our Nevada casinos.

Non-Operating Expense, Net

Non-operating expense, net increased $4.1 million for the three months ended September 30, 2019 compared to the prior year period, primarily due to a $2.5 million increase in interest expense from the substantially higher level of indebtedness following the Laughlin Acquisition and a loss on change in fair value of derivative of $0.4 million versus a gain on change in fair value of derivative of $1.2 million in the prior year period.

Non-operating expense, net increased $28.1 million for the nine months ended September 30, 2019 compared to the prior year period, primarily due to a $8.9 million increase in interest expense from the substantially higher level of indebtedness following the Laughlin Acquisition, a loss on extinguishment and modification of debt of $9.2 million and a loss on change in fair value of derivative of $4.1 million versus a gain on change in fair value of derivative of $5.9 million in the prior year period.

Income Taxes

Our effective tax rate was 4.5% and (2.5)% for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, the effective tax rate differed from the federal tax rate of 21% due primarily to the change in valuation allowance against our deferred tax assets during the first nine months of 2019. For the nine months ended September 30,

2018, the effective tax rate differed from the federal tax rate of 21% due primarily to excess tax benefits from stock options exercised during the third quarter of 2018.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income (loss)	$(9,447)	$(3,124)	$(31,873)	$4,400
Depreciation and amortization	29,611	23,330	86,852	71,421
Preopening and related expenses(1)	556	21	4,285	858
Acquisition and severance expenses	428	1,243	3,095	3,107
Asset disposal and other writedowns	(233)	774	989	1,069
Share-based compensation	2,583	2,783	8,901	7,385
Other, net	243	269	1,594	994
Interest expense, net	18,776	16,291	56,046	47,100
Loss on extinguishment and modification of debt	—	—	9,150	—
Change in fair value of derivative	352	(1,222)	4,089	(5,895)
Income tax (benefit) provision	200	(2,222)	(1,795)	(106)
Adjusted EBITDA	$43,069	$38,143	$141,333	$130,333

(1)

Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards loyalty program.

Liquidity and Capital Resources

As of September 30, 2019, we had $123.8 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

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

Cash Flows

Net cash provided by operating activities was $98.0 million for the nine months ended September 30, 2019, compared to $73.0 million for the prior year. The increase was primarily due to the timing of working capital spending.

Net cash used in investing activities was $230.1 million for the nine months ended September 30, 2019, compared to $50.0 million for the prior year period. The increase in net cash used in investing activities as compared to the prior year period was primarily due to the closing of the Laughlin Acquisition in January 2019 and the additional capital expenditures in the current year period.

Net cash provided by financing activities was $139.8 million for the nine months ended September 30, 2019, due primarily to our issuance of the 7.625% Senior Notes due 2026 (“2026 Notes”) in April 2019, partially offset by the repayment in full of our $200 million senior secured second lien term loan facility (“Second Lien Term Loan”).

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

As of September 30, 2019, we had $772 million in principal amount of outstanding term loan borrowings under our Credit Facility, no letters of credit outstanding under the Credit Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of September 30, 2019 of $200 million.

Borrowings under the Credit Facility bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loan) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loan only), plus in each case, an applicable margin. The applicable margin for the term loan under the Credit Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of September 30, 2019, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 5.4%.

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

Under the Credit Facility, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loan under the Credit Facility under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities). If we default under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facility as of September 30, 2019.

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

Under the Indenture, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In the event a change of control (which includes the acquisition of more than 50% of our capital stock, other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities), each holder will have the right to require us to repurchase all or any part of such holder’s 2026 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

Expenses Related to Extinguishment and Modification of Debt

In April 2019, we recognized a $5.5 million loss on extinguishment of debt and $3.7 million of expense related to modification of debt, related to the repayment of our Second Lien Term Loan and an $18 million prepayment of the term loan under our Credit Facility.

Share Repurchase Program

On March 12, 2019, our Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaced the prior share repurchase program authorized in November 2018. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2019, no shares of our common stock were repurchased under our share repurchase programs.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2019:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
(In thousands)
Term loan	$—	$—	$4,000	$8,000	$8,000	$752,000	$772,000
Senior notes due 2026	—	—	—	—	—	375,000	375,000
Interest on long-term debt (1)	16,980	67,807	67,642	67,303	66,898	95,181	381,811
Operating leases	11,373	30,776	29,441	22,906	17,469	117,243	229,208
Notes payable and finance lease obligations(2)	1,776	6,859	4,225	1,977	541	4,055	19,433
	$30,129	$105,442	$105,308	$100,186	$92,908	$1,343,479	$1,777,452

(1)	Represents estimated interest payments on our outstanding balances based on interest rates as of September 30, 2019 until maturity. Includes interest on notes payable.

(2)	Relates to notes payable on equipment purchases and previous tavern acquisitions and our finance lease obligations, including total finance lease interest obligations of $3.1 million.

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

A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. As of January 1, 2019, we updated our lease accounting policies in conjunction with our adoption of the new lease accounting standard. A description of this change is included in Note 2 to the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. There were no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2019, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility.

As of September 30, 2019, we had $772 million in principal amount of outstanding borrowings under the Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. As of September 30, 2019, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 5.4%. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.9 million over a twelve-month period.

As of September 30, 2019, our investment portfolio included $123.8 million in cash and cash equivalents. As of September 30, 2019, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

On January 14, 2019, the Laughlin Acquisition was completed. Management has begun the evaluation of the internal control structures of the Acquired Entities. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded the Acquired Entities from our evaluation of our disclosure controls and procedures as of September 30, 2019. We have reported the operating results of the Acquired Entities in our consolidated statements of operations and cash flows from the acquisition date through September 30, 2019. As of September 30, 2019, total assets related to the Acquired Entities represented approximately 10% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of September 30, 2019. Revenues from the Acquired Entities comprised approximately 10% of our consolidated revenues for both the three and nine months ended September 30, 2019.

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, on January 14, 2019, the Laughlin Acquisition was completed. Our integration of the Acquired Entities may lead us to modify certain internal controls in future periods.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters for which we record reserves. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our currently pending matters should not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

In 2017, several former employees filed two separate purported class action lawsuits against the Company in the District Court of Clark County, Nevada, on behalf of similarly situated individuals employed by the Company in the State of Nevada. The lawsuits alleged that the Company violated certain Nevada labor laws including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. The court approved the settlement of one case in February 2019 and the second case in July 2019.

In August 2018, prior guests of The Strat filed a purported class action complaint against us in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss in February 2019. The plaintiffs appealed the District Court decision in April 2019 to the Supreme Court of Nevada. Briefs in this matter were filed with the Federal Appeals Court in October 2019.

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

ITEM 6. EXHIBITS

Exhibits	Description

10.1#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 8, 2019	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)