Form 10-K
period 2019-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2020-03-13
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 28, 2019 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $258,957,566. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of March 10, 2020, 27,914,593 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

GOLDEN ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

PART I

As used in this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding cost savings, synergies, growth opportunities and other financial and operating benefits of our casino and other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: our ability to realize the anticipated cost savings, synergies and other benefits of our casino and other acquisitions, including the casinos we recently acquired in Las Vegas and Laughlin, Nevada, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; the impact of coronavirus (COVID-19) on our business; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

On April 25, 2019, we issued $375 million of 7.625% Senior Notes due 2026 (the “2026 Notes”) in a private placement to institutional buyers at face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year. The net proceeds of the 2026 Notes were used to (i) repay our former $200 million second lien term loan (the “Second Lien Term Loan”), (ii) repay outstanding borrowings under our revolving credit facility under our senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”), (iii) repay $18 million of the outstanding term loan indebtedness under our Credit Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing. See Note 8, Debt, in the accompanying consolidated financial statements for additional information.

Acquisitions

On January 14, 2019, we completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance by us of 911,002 shares of our common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The Laughlin Acquisition added two resort casino properties in Laughlin, Nevada to our casino portfolio: the Edgewater Hotel & Casino Resort and the Colorado Belle Hotel & Casino Resort, which increase our scale and presence in the Southern Nevada market. The results of operations of the Laughlin Entities are included in our results subsequent to the acquisition date.

On October 20, 2017, we completed the acquisition of all of the outstanding equity interests of American (the “American Acquisition”) for $787.6 million in cash (after giving effect to post-closing adjustments) and the issuance by us of approximately 4.0 million shares of our common stock to a former American equity holder. The American Acquisition added four Nevada resort casino properties to our casino portfolio, including The STRAT Hotel, Casino & SkyPod in Las Vegas. These additional resort casino properties expanded and strengthened our presence in Nevada and the Las Vegas locals market, significantly increased our operational scale and provided us with an iconic Las Vegas Strip destination property. The results of operations of American have been included in our results subsequent to that date.

See Note 4, Acquisitions, in the accompanying consolidated financial statements for additional information regarding each of these acquisitions.

Casinos

We own and operate ten resort casino properties in Nevada and Maryland. The following table sets forth certain information regarding our properties as of December 31, 2019:

	Location	Slot Machines	Table Games	Hotel Rooms	Race and Sport Book	Bingo (seats)
Nevada Casinos
The STRAT Hotel, Casino & SkyPod ("The Strat")	Las Vegas, NV	741	44	2,429	1	-
Arizona Charlie's Decatur	Las Vegas, NV	1,013	10	259	1	approx. 400
Arizona Charlie's Boulder	Las Vegas, NV	824	-	303	1	approx. 400
Aquarius Casino Report ("Aquarius")	Laughlin, NV	1,172	33	1,906	1	-
Edgewater Hotel & Casino Resort ("Edgewater")	Laughlin, NV	703	20	1,052	1	-
Colorado Belle Hotel & Casino Report ("Colorado Belle")	Laughlin, NV	669	16	1,102	1	-
Pahrump Nugget Hotel Casino ("Pahrump Nugget")	Pahrump, NV	402	9	69	1	approx. 200
Gold Town Casino	Pahrump, NV	226	-	-	-	-
Lakeside Casino & RV Park	Pahrump, NV	168	-	-	-	approx. 100
Maryland Casino
Rocky Gap Casino Resort ("Rocky Gap")	Flintstone, MD	665	18	198	-	-
Totals		6,583	150	7,318	7

•

The Strat: The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. As of December 31, 2019, in addition to hotel rooms and gaming in an 80,000 square foot casino, The Strat featured nine restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities. As of December 31, 2019, all of the significant renovations planned for The Strat were substantially completed, and we had invested a total of approximately $90 million in such renovations. An additional $20 million is anticipated to be spent in the first quarter of 2020 related to renovations primarily completed in 2019, bringing the total renovation cost to approximately $110 million. Upgrades that have been made to the property encompass room and suite renovations, a new lounge and sports book, renovations to the SkyPod, a remodeled gift shop and food and beverage outlets, improvements to the SkyJump experience, renovations to the Top of the World Restaurant and updated exterior lighting and landscaping surrounding the property.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. Arizona Charlie’s Decatur casino is located four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area, and is easily accessible from US Route 95, a major highway in Las Vegas. Arizona Charlie’s Boulder casino is located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the primary east/west highway in Las Vegas. As of December 31, 2019, in addition to hotel rooms, gaming and bingo facilities, Arizona Charlie’s Decatur casino offered five restaurants and Arizona Charlie’s Boulder casino offered four restaurants and an RV park with approximately 220 RV hook-up sites.

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. Our Laughlin casinos are situated on 56 adjacent acres along the heart of the Laughlin Riverwalk and cater primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of December 31, 2019, in addition to hotel rooms and gaming, the Aquarius had eight restaurants, the Colorado Belle featured three restaurants, and the Edgewater featured six restaurants and dedicated entertainment venues, including the Laughlin Event Center. The Laughlin Event Center, which is situated within walking distance from the Edgewater and in close proximity to our other Laughlin properties, is an outdoor arena that can seat up to approximately 12,000 guests and hosts various entertainment programs throughout the year, such as concerts, festivals, bull riding, rodeo, off-road racing and extreme sports events.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. As of December 31, 2019, in addition to hotel rooms, gaming and bingo facilities at our Pahrump casino properties, Pahrump Nugget offered a bowling center and our Lakeside Casino & RV Park offered approximately 160 RV hook-up sites.

•

Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources (the “Maryland DNR”) under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2019, in addition to hotel rooms and gaming, Rocky Gap offered three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort and includes an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2019, our distributed gaming operations comprised approximately 10,900 slots in over 1,000 locations. In August 2017, we were licensed as a video gaming terminal operator in Illinois, providing for potential expansion into a new jurisdiction, and in October 2018 we received a conditional license to operate in Pennsylvania.

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

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of December 31, 2019, we owned and operated 66 branded taverns, which offered a total of over 1,000 onsite slots. We continue to look for opportunistic and accretive opportunities to pursue additional tavern openings and acquisitions. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, Sierra Junction and SG Bar.

Sales and Marketing

Casinos

We market our Nevada resort casino properties to both the locals market and tourist traffic, targeting the value-driven customer. We seek to attract local residents to our Nevada casinos through promotions geared towards enhancing local play, including dining offerings at our casino restaurants and promotions of our bowling and bingo amenities. Promotional programs for out-of-market patrons focus primarily on The Strat casino property (with almost 600 newly renovated rooms, new and refreshed food and beverage outlets, and the iconic SkyPod), and our award-winning recreational vehicle park surrounding a lake at the Lakeside Casino & RV Park.

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

Our casino sales and marketing efforts also include our new consolidated loyalty program, True RewardsTM, designed to encourage repeat business at our resort casino properties, as discussed below.

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

Our Distributed Gaming sales and marketing efforts also include our True Rewards loyalty program, which is designed to encourage repeat business at our branded taverns and at slots located at participating supermarkets, as discussed below.

True Rewards Loyalty Program

Our marketing efforts also seek to capitalize on repeat visitation through the use of our True Rewards loyalty program. We offer our True Rewards loyalty program at all ten of our resort casino properties, as well as at all of our branded taverns and at participating supermarkets. Members of our True Rewards loyalty program may earn points based on gaming activity and amounts spent on rooms, food, beverage and resort activities at our resort casino properties, and on play and amounts spent on the purchase of food and beverages at our branded taverns and other participating Distributed Gaming locations. Loyalty points are redeemable for complimentary slot play, food, beverages, grocery gift cards and hotel rooms, among other items. All points earned in the loyalty program roll up into a single account balance which is redeemable enterprise-wide at participating locations.

Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. As of December 31, 2019, we had approximately 800,000 active players in our marketing database, providing us with an avenue to drive customer engagement and cross-marketing opportunities across our resort casino and distributed gaming platform.

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

Our operations are subject to various environmental laws and regulations relating to emissions and discharges into the environment, and the storage, handling and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations are complex, and subject to change, and violations can lead to significant costs for corrective action and remediation, fines and penalties. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. As we acquire additional casino, resort and tavern properties, such as the casino properties we acquired in the Laughlin Acquisition, we may not know the full level of exposure that we may have undertaken despite appropriate due diligence. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on or adjacent to, our properties may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. In 2017, several former employees filed two separate purported class action lawsuits against us and on behalf of similarly situated individuals employed by us in Nevada, which lawsuits were settled in 2019. The lawsuits alleged that we violated certain Nevada labor laws, including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

Alcoholic beverage control regulations require each of our branded taverns and casino properties to apply to a state authority and, in certain locations, county or municipal authority for a license or permit to sell alcoholic beverages. In addition, each restaurant we operate must obtain a food service license from local authorities. Failure to comply with such regulations could cause our licenses to be revoked or our related business or businesses to be forced to cease operations. Moreover, state liquor laws may prevent the expansion of restaurant operations into certain markets.

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

Employees

As of December 31, 2019 we had approximately 8,000 employees, of which approximately 2,000 were covered by various collective bargaining agreements. Other unions may seek to organize the workers of our resort casino properties from time to time. We believe we have good relationships with our employees, including those represented by unions.

At The Strat, four collective bargaining agreements cover our employees. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expired on March 31, 2018 and was successfully renegotiated in the first quarter of 2020. Our collective bargaining agreements with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (Valet and Warehouse) expire on March 31, 2024. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on May 31, 2023.

At the Aquarius, four collective bargaining agreements cover our employees. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2020 and is currently under negotiation. Our collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America expires on February 28, 2021. Our collective bargaining agreement with the United Steelworkers of America expires on March 31, 2021. Our collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artists and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expires on November 30, 2022.

At Rocky Gap, our collective bargaining agreement with the United Food and Commercial Workers Union, Local 27 expires on November 1, 2023.

Website and Available Information

Our website is located at www.goldenent.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed or furnished with the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and the rules and regulations promulgated thereunder. Copies of these documents are also available to our shareholders upon written request to our Chief Financial Officer at 6595 S Jones Boulevard, Las Vegas, Nevada 89118. Information on the website does not constitute part of this Annual Report on Form 10-K.

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

Any failure to successfully integrate our businesses and businesses we acquire, including in the Laughlin Acquisition, could materially adversely affect our business, and we may not realize the full benefits of the Laughlin Acquisition or our other strategic acquisitions.

Our ability to realize the anticipated benefits of our strategic acquisitions, including our January 2019 Laughlin Acquisition, will depend, to a large extent, on our ability to successfully integrate our businesses with the businesses we acquire. Integrating and coordinating the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business with our strategic acquisitions include:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;
•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	the diversion of management’s attention from day-to-day operations;
•	additional demands on management related to the increased size and scope of our company following significant acquisitions, such as the Laughlin Acquisition;
•	the assimilation of employees and the integration of different business cultures;
•	challenges in attracting and retaining key personnel;
•	the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
•	challenges in keeping existing customers and obtaining new customers; and
•	challenges in combining product offerings and sales and marketing activities.

There is no assurance that we will successfully or cost-effectively integrate our businesses with the businesses we acquire, and the costs of achieving systems integration may substantially exceed our current estimates. Integration of recently acquired businesses into our own operations in particular can be time consuming and present financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could adversely impact our relationships with customers, suppliers, employees and other constituencies. Combining our different systems, technology, networks and business practices could be more difficult and time consuming than we anticipated, and could result in additional unanticipated expenses. Our combined results of operations could also be adversely affected by any issues we discover that were attributable to operations of the Laughlin Entities that arose before the acquisition. Moreover, as non-public companies at the time of our acquisition, the subsidiaries we acquired in the Laughlin Acquisition did not have to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for acquired businesses into compliance with those requirements may cause us to incur substantial additional expense.

In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our combined business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed. Even if our businesses are successfully integrated, we may not realize the full benefits of the Laughlin Acquisition or our other strategic acquisitions, including anticipated synergies, cost savings or growth opportunities, within the expected timeframes or at all. In addition, we have incurred, and may incur additional, significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. Any of these matters could materially adversely affect our businesses or harm our financial condition, results of operations and prospects.

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

Acts of terrorism, natural disasters, severe weather conditions and actual or perceived outbreaks of public health threats and pandemics could also significantly affect demand for gaming, entertainment and leisure activities and discretionary travel, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, in early 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. In response to the Coronavirus outbreak, significant travel warnings and restrictions have been implemented. The extent and duration of such impacts over the longer term remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior. It is possible that the spread of the coronavirus may impact our customers’ interest in visiting our casino report properties, our branded taverns and other public facilities. Any such impacts may have an adverse effect on our business.

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

We face substantial competition in both of our business segments and may lose market share.

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

If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around our markets, we may lose market share or the ability to attract or retain employees. Furthermore, several states are currently considering legalizing casino gaming in designated areas, and Native American tribes may develop or expand gaming properties in markets located more closely to our customer base (particularly Native American casinos located in California). The expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers, including legalized casino gaming in neighboring states and on Native American land, could have a significant adverse effect on our business, financial condition, results of operations, and prospects.

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

We have a significant amount of indebtedness. As of December 31, 2019, our senior indebtedness, excluding unamortized debt issuance costs, was $1.1 billion, which was comprised of $772 million of outstanding term loan borrowings under our Credit Facility and $375 million of 2026 Notes. Our level of debt could, among other things:

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

We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. Our Credit Facility includes a $200 million revolving credit facility, which was undrawn at December 31, 2019. In addition, our Credit Facility and the indenture governing the 2026 Notes (the “Indenture”) permit us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facility restricts our ability to dispose of assets and use the proceeds from asset dispositions and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. In addition, under the Indenture we are subject to certain limitations, including limitations on our ability to incur additional debt and sell assets. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Covenants in our debt instruments restrict our business and could limit our ability to implement our business plan.

Our Credit Facility and Indenture contain, and any future debt instruments likely will contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. Our Credit Facility and Indenture include covenants restricting, among other things, our ability to do the following:

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

In addition, our revolving credit facility contains a financial covenant applying a maximum net leverage ratio when borrowings under the facility exceed 30% of the total revolving commitment. Our Credit Facility is secured by liens on substantially all of our and the subsidiary guarantors’ present and future assets (subject to certain exceptions).

If we default under the Credit Facility or Indenture because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with the covenants in our Credit Facility or Indenture or that any covenant violations will be waived. Any violation that is not waived could result in an event of default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

The borrowings under our Credit Facility are subject to variable rates of interest and expose us to interest rate risk. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Each quarter point change in interest rates would result in a $1.9 million change in annual interest expense on our indebtedness under our Credit Facility. We are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Renovations and other capital improvements of casino properties in particular require significant capital expenditures. For example, between May 2018 and December 2019 we invested approximately $90 million in strategic renovations of The Strat. In addition, any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain our casino and tavern properties from time to time may put us at a competitive disadvantage to casinos or taverns offering more modern and better maintained facilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. In 2017, several former employees filed two separate purported class action lawsuits against us and on behalf of similarly situated individuals employed by us in Nevada, which lawsuits were settled in 2019. The lawsuits alleged that we violated certain Nevada labor laws, including payment of an hourly wage below the statutory minimum wage without providing a qualified health insurance plan and an associated failure to pay proper overtime compensation. From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

Alcoholic beverage control regulations require each of our branded taverns and casino properties to apply to a state authority and, in certain locations, county or municipal authority for a license or permit to sell alcoholic beverages. In addition, each restaurant we operate must obtain a food service license from local authorities. Failure to comply with such regulations could cause our licenses to be revoked or our related business or businesses to be forced to cease operations. Moreover, state liquor laws may prevent the expansion of restaurant operations into certain markets. The loss or suspension of any liquor or food service license could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A number of employees at our casino properties are covered by collective bargaining agreements, which have staggered expirations over the next several years. We cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. The inability to negotiate and enter into a new collective bargaining agreement on favorable terms could result in an increase in our operating expenses or covered employees could strike or engage in other collective behaviors. Any renegotiation of these and other labor agreements could significantly increase our costs for wages, healthcare, pension plans and other benefits, and could have a material adverse effect on the business of our casino properties and our financial condition, results of operations and prospects.

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

The success of our distributed gaming business is dependent on our ability to renew our agreements.

We conduct the majority of our distributed gaming business under space, revenue share and participation agreements with third parties. Agreements with chain store and other third party customers are renewable at the option of the owner of the applicable chain store or third party. As our distributed gaming agreements expire, we are required to compete for renewals. If we are unable to renew a material portion of our space, revenue share and participation agreements, this could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that our existing agreements will be renewed on reasonable or comparable terms, or at all.

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

We depend on a limited number of key personnel to manage and operate our business, including our Chief Executive Officer, our President and Chief Financial Officer, and our Chief Operating Officer. We believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of our employees. As a result, we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees or the loss of key employees could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.

As of December 31, 2019, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 33% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.

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

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Under Nevada gaming laws, any person who acquires or holds more than 5% of our voting power must report the acquisition or holding to the Gaming Commission. Except for certain pension or employee benefit plans, each person who acquires or holds the beneficial ownership of any amount of any class of voting power and who has the intent to engage in any “proscribed activity” shall (a) within 2 days after possession of such intent, notify the Chair of the Nevada Board in the manner prescribed by the Chair; (b) apply to the Gaming Commission for a finding of suitability within 30 days after notifying the Chair pursuant to paragraph (a); and (c) deposit with the Nevada Board the sum of money required by the Nevada Board to pay the anticipated costs and charges incurred in the investigation and processing of the application. “Proscribed activity” means: 1. An activity that necessitates a change or amendment to our corporate charter, bylaws, management, policies or operation of the Company; 2. An activity that materially influences or affects the affairs of the Company; or 3. Any other activity  determined by the Gaming Commission to be inconsistent with holding voting securities for investment purposes.  Nevada gaming regulations also require that beneficial owners of more than 10% of our voting power apply to the Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice requiring such filing. Further, an “institutional investor,” as defined in the Nevada gaming regulations, that acquires more than 10%, but not more than 25%, of our voting power may apply to the Gaming Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only.

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

The market price of our common stock has been, and is likely to continue to be, volatile. During 2019, the market price of our common stock has ranged from $12.32 to $20.42. The market price of our common stock may be significantly affected by many factors, including:

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

Provisions in our Articles of Incorporation and Bylaws or our debt facilities may discourage, delay or prevent a change in control or prevent an acquisition of our business at a premium price.

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

Although we have amended our Bylaws to provide that Section 302A.671 (Control Share Acquisitions) of the Minnesota Business Corporation Act does not apply to or govern us, we remain subject to 302A.673 (Business Combinations) of the Minnesota Business Corporation Act, which generally prohibits us from engaging in business combinations with any “interested” shareholder for a period of four years following the shareholder’s share acquisition date, which may discourage, delay or prevent a change in control of our company. Under the Indenture, if certain specified change of control events occur, each holder of the 2026 Notes may require us to repurchase all of such holder’s 2026 Notes at a purchase price equal to 101% of the principal amount of such notes. In addition, our Credit Facility provides for an event of default upon the occurrence of certain specified change of control events.

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

Pahrump Casinos: We own the approximately 40 acres of land on which the Pahrump Nugget is located (of which approximately 20 acres are undeveloped and reserved for future development) and the approximately 35 acres of land on which our Lakeside Casino & RV Park is located. Our Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor), and we sublease approximately two of the acres to an unrelated third party.

Rocky Gap: We lease the approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated from the Maryland DNR pursuant to a 40-year ground lease. The lease expires in 2052, with an option to renew for an additional 20 years. We own the 170,000 square foot Rocky Gap building.

All of our owned and leased real property for our casino properties, along with substantially all of the assets of the casino properties, are subject to liens securing all of our obligations under our Credit Facility (subject to receipt of certain approvals).

Distributed Gaming

We lease our 66 branded tavern locations under non-cancelable operating leases. As of December 31, 2019, the terms of our tavern leases ranged from six to 31 years, with various renewal options from four to 10 years.

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

On August 31, 2018, prior guests of The Strat filed a purported class action complaint against us in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss on February 21, 2019. The plaintiffs filed an appeal to the Supreme Court of Nevada on April 10, 2019. We, and other defendants, filed an appellate response brief on October 19, 2019.

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

As of March 10, 2020, there were approximately 230 shareholders of record of our common stock.

Dividends

Other than the special cash dividend that was made in July 2016 pursuant to the terms of the Sartini Gaming merger agreement, we have neither declared nor paid any cash dividends with respect to our common stock. The current policy of our Board of Directors is to retain all future earnings, if any, for use in the operation and development of our business. The payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon such factors as our financial condition, results of operations, capital requirements, our general business condition, restrictions under our Credit Facility and Indenture and any other factors deemed relevant by our Board of Directors.

Share Repurchase Program

Our Board of Directors has authorized us to repurchase up to $25.0 million worth of shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. No shares were repurchased under our share repurchase program during the year ended December 31, 2019. See Note 9, Equity Transactions and Stock Incentive Plans, in the accompanying consolidated financial statements for information regarding our share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of operations data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Year Ended:
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019(1)	2018(2)	2017(3)(4)	2016(3)(5)	2015(6)
(In millions, except per share amounts)
Results of Continuing Operations:
Total revenues	$973	$852	$507	$400	$176
Income from operations	$46	$51	$15	$13	$18
Net income (loss)	$(40)	$(21)	$2	$16	$25
Net income (loss) per share — basic	$(1.43)	$(0.76)	$0.09	$0.74	$1.45
Net income (loss) per share — diluted	$(1.43)	$(0.76)	$0.08	$0.73	$1.43

Balance Sheet:
Cash and cash equivalents	$112	$116	$91	$47	$69
Total assets	$1,741	$1,367	$1,365	$419	$379
Total long-term liabilities	$1,318	$968	$966	$172	$143
Shareholders’ equity	$290	$315	$320	$209	$210

(1)

Our results for the year ended December 31, 2019 included the operating results of the Laughlin Entities from the closing date of the Laughlin Acquisition on January 14, 2019. We recorded approximately $90.4 million in revenues and $1.8 million in net income from the operations of the Laughlin Entities for the year ended December 31, 2019. Income from operations for the year ended December 31, 2019 included approximately $1.8 million in acquisition expenses primarily related to the Laughlin Acquisition. Net loss for the year ended December 31, 2019 included a loss on extinguishment and modification of debt of $9.2 million.

We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as amended, as of January 1, 2019, and elected the option to apply the transition requirements in the new standard at the effective date of January 1, 2019 with the effects of initially applying Topic 842 recognized as a cumulative-effect adjustment to retained earnings on January 1, 2019. As a result, total assets and total long-term liabilities are not comparable to the prior periods in this first year of adoption.

(2)

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

(3)

Selected financial data as of and for the years ended December 31, 2017 and 2016 have been retrospectively adjusted for the adoption of the new revenue recognition standard. See Note 3, Revenue Recognition, in the accompanying consolidated financial statements for more information. Selected financial data as of and for the year ended December 31, 2015 has not been adjusted and therefore is not comparable.

(4)

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

(5)

Our results for the year ended December 31, 2016 included the operating results of the Montana distributed gaming businesses we acquired in 2016 from the closing dates of the respective transactions. We recorded approximately $45.4 million in revenues and $1.6 million in net income from the operations of the Montana distributed gaming businesses for the year ended December 31, 2016. Income from operations for the year ended December 31, 2016 included approximately $2.5 million in preopening expenses related to the Montana distributed gaming businesses and the non-capital costs associated with the opening of taverns, and a gain on sale of land held for sale of $4.5 million. Net income for the year ended December 31, 2016 included an income tax benefit of $4.3 million attributed primarily to a partial release of the valuation allowance on deferred tax assets. On July 14, 2016, a special cash dividend of approximately $23.5 million was paid to shareholders (other than shareholders that had waived their right to receive such dividend in connection with the Sartini Gaming merger).

(6)

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

On April 25, 2019, we issued $375 million of 2026 Notes in a private placement to institutional buyers at face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year. See Note 8, Debt, in the accompanying consolidated financial statements for additional information.

Casinos

On January 14, 2019, we completed the acquisition of the Laughlin Entities from Marnell for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance by us of 911,002 shares of our common stock to certain assignees of Marnell. The Laughlin Acquisition added two resort casino properties in Laughlin, Nevada to our casino portfolio: the Edgewater and the Colorado Belle, which increase our scale and presence in the Southern Nevada market. The results of operations of the Laughlin Entities are included in our results subsequent to the acquisition date. See Note 4, Acquisitions, in the accompanying consolidated financial statements for additional information.

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

We own and operate ten resort casino properties in Nevada and Maryland. The following table sets forth certain information regarding our properties as of December 31, 2019:

	Location	Slot Machines	Table Games	Hotel Rooms	Race and Sport Book	Bingo (seats)
Nevada Casinos
The STRAT Hotel, Casino & SkyPod ("The Strat")	Las Vegas, NV	741	44	2,429	1	-
Arizona Charlie's Decatur	Las Vegas, NV	1,013	10	259	1	approx. 400
Arizona Charlie's Boulder	Las Vegas, NV	824	-	303	1	approx. 400
Aquarius Casino Report ("Aquarius")	Laughlin, NV	1,172	33	1,906	1	-
Edgewater Hotel & Casino Resort ("Edgewater")	Laughlin, NV	703	20	1,052	1	-
Colorado Belle Hotel & Casino Report ("Colorado Belle")	Laughlin, NV	669	16	1,102	1	-
Pahrump Nugget Hotel Casino ("Pahrump Nugget")	Pahrump, NV	402	9	69	1	approx. 200
Gold Town Casino	Pahrump, NV	226	-	-	-	-
Lakeside Casino & RV Park	Pahrump, NV	168	-	-	-	approx. 100
Maryland Casino
Rocky Gap Casino Resort ("Rocky Gap")	Flintstone, MD	665	18	198	-	-
Totals		6,583	150	7,318	7

•

The Strat: The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. As of December 31, 2019, in addition to hotel rooms and gaming in an 80,000 square foot casino, The Strat featured nine restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of December 31, 2019, in addition to hotel rooms, gaming and bingo facilities, Arizona Charlie’s Decatur casino offered five restaurants and Arizona Charlie’s Boulder casino offered four restaurants and an RV park with approximately 220 RV hook-up sites.

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. As of December 31, 2019, in addition to hotel rooms and gaming, the Aquarius had eight restaurants, the Colorado Belle featured three restaurants, and the Edgewater featured six restaurants and dedicated entertainment venues, including the Laughlin Event Center.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. As of December 31, 2019, in addition to hotel rooms, gaming and bingo facilities at our Pahrump casino properties, Pahrump Nugget offered a bowling center and our Lakeside Casino & RV Park offered 160 RV hook-up sites.

•

Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland DNR under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2019, in addition to hotel rooms and gaming, Rocky Gap offered three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort and includes an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2019, our distributed gaming operations comprised approximately 10,900 slots in over 1,000 locations.

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of December 31, 2019, we owned and operated 66 branded taverns, which offered a total of over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, Sierra Junction and SG Bar.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenues by segment
Casinos	$615,401	$513,949	$179,049
Distributed Gaming	357,239	337,067	327,506
Corporate and other	770	778	583
Total revenues	973,410	851,794	507,138
Operating expenses by segment
Casinos	302,371	247,042	90,037
Distributed Gaming	275,104	263,953	255,621
Corporate and other	1,037	3,237	641
Total operating expenses	578,512	514,232	346,299
Selling, general and administrative	225,848	183,892	98,382
Depreciation and amortization	116,592	94,456	40,786
Acquisition and severance expenses	3,488	3,740	6,183
Preopening expenses	1,934	1,171	1,632
Loss on disposal of assets	919	3,336	441
Gain on contingent consideration	—	—	(1,719)
Other operating, net	—	—	(157)
Total expenses	927,293	800,827	491,847

Operating income	46,117	50,967	15,291
Non-operating expense, net	(87,538)	(62,242)	(21,128)
Income tax benefit (provision)	1,876	(9,639)	7,921
Net income (loss)	$(39,545)	$(20,914)	$2,084

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

The $121.6 million, or 14%, increase in revenues resulted primarily from increases of $53.6 million, $32.5 million, $25.4 million and $10.1 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in 2019 of almost a full year of revenues from the resort casino properties acquired in the Laughlin Acquisition, the rebranding of The Strat, and growth in our tavern portfolio and Montana distribution gaming locations.

The $101.5 million, or 20.0%, increase in revenues related to our Casinos segment compared to the prior year resulted primarily from increases of $37.4 million, $29.3 million, $25.4 million and $9.3 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the inclusion in 2019 of almost a full year of revenues from the resort casino properties acquired in the Laughlin Acquisition and the rebranding of The Strat.

The $20.2 million, or 6%, increase in revenues related to our Distributed Gaming segment resulted primarily from increases of $16.2 million, $3.1 million and $0.8 million in gaming revenues, food and beverage revenues and other revenues, respectively. These increases reflect the opening of six new taverns in the Las Vegas Valley in 2019, as a full year of revenues from the three taverns opened in 2018, stabilized performance of our Nevada distributed gaming locations and the increase of locations and slot product performance in our Montana distributed gaming locations.

During the year ended December 31, 2019, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 29%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 15%. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements). See Note 16, Segment Information, in the accompanying consolidated financial statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).

Operating Expenses

The $64.3 million, or 13%, increase in operating expenses compared to the prior year resulted primarily from $23.3 million, $21.6 million, $13.4 million and $6.0 million increases in gaming, food and beverage, room and other expenses, respectively. These operating expense increases primarily reflect the inclusion in 2019 of almost a full year of operating expenses relating to the resort casino properties acquired in the Laughlin Acquisition and the operating expenses of six new taverns, renovated food and beverage outlets at The Strat, and additional Montana distributed gaming locations.

Selling, General and Administrative Expenses

The $42.0 million, or 23%, increase in selling, general and administrative (“SG&A”) expenses compared to the prior year resulted primarily from the inclusion in 2019 of almost a full year of SG&A expenses relating to the resort casino properties acquired in the Laughlin Acquisition and corporate related expenses.

Within our Casinos segment, SG&A expenses increased $28.8 million, or 26%, resulting primarily from the inclusion in 2019 of almost a full year of SG&A relating to the resort casino properties acquired in the Laughlin Acquisition. The majority of the SG&A expenses in this segment comprised labor costs, marketing and advertising, utilities expenses, repairs and maintenance, and property taxes.

Within our Distributed Gaming segment, SG&A expenses increased $4.8 million or 18%, primarily due to the opening of six new taverns in the Las Vegas Valley in 2019 as well as a full year of expenses from the three taverns opened in 2018. The majority of SG&A expenses in this segment comprised payroll and payroll taxes, marketing, building and rent expense, insurance and property taxes.

Corporate SG&A expenses increased $9.5 million, or 19% compared to the prior year, primarily from labor costs and professional services in accounting. The majority of SG&A expense in this segment comprised of corporate office overhead, information technology, legal, accounting, third party service providers, executive compensation, share based compensation, payroll expenses and payroll taxes.

Acquisition and Severance Expenses

Acquisition and severance expenses during the year ended December 31, 2019 related primarily to the Laughlin Acquisition, which closed on January 14, 2019 and subsequent integration activities. During the prior year, acquisition expenses primarily related to the American Acquisition and the Laughlin Acquisition.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During 2019 and 2018, preopening expenses related primarily to costs incurred in the opening of new taverns in the Las Vegas Valley.

Depreciation and Amortization

Depreciation and amortization expenses increased $22.1 million, or 23%, compared to the prior year, primarily due to the depreciation of the assets and the amortization of the intangibles acquired in the Laughlin Acquisition.

Non-Operating Expense, Net

Non-operating expense, net increased $25.3 million compared to the prior year, primarily due to a $10.2 million increase in interest expense from the higher level of indebtedness following the consummation of the Laughlin Acquisition, and a loss on change in fair value of derivative of $3.7 million. Non-operating expense, net in 2019 also included $5.5 million related to a loss on extinguishment of debt.

Income Taxes

Income tax benefit for the year ended December 31, 2019 was approximately $1.9 million, which resulted primarily from the change in valuation allowance. Income tax expense for the year ended December 31, 2018 was approximately $9.6 million, attributable primarily to the change in valuation allowance. The effective tax rate was 4.5% for the year ended December 31, 2019, which differed from the federal tax rate of 21% due primarily to the change in valuation allowance. The effective tax rate for the year ended December 31, 2018 was (85.5)%, which differed from the federal tax rate of 21% due primarily to the change in valuation allowance.

As of December 31, 2019, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future taxable income (and losses) and deductions from existing deferred tax assets and liabilities, net operating loss carryforwards, tax credit carryforwards, and other factors in reaching the conclusion that the deferred tax assets are not currently expected to be realized, and that therefore, the valuation allowance against the deferred tax assets required adjustment.

The Company recognizes penalties and interest related to uncertain tax benefits in the provision for income taxes.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For a discussion of our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 21, 2018.

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

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, preopening expenses, acquisition and severance expenses, loss on disposal of assets, share-based compensation expenses, gain on contingent consideration, loss on extinguishment of debt, gain/loss on change in fair value of derivative, and other operating expenses.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income (loss)	$(39,545)	$(20,914)	$2,084
Depreciation and amortization	116,592	94,456	40,786
Preopening and related expenses (1)	4,548	1,171	1,632
Acquisition and severance expenses	3,488	3,740	6,183
Asset disposal and other writedowns	1,309	3,336	441
Share-based compensation	10,124	9,988	8,754
Other, net	2,216	1,088	1,460
Gain on contingent consideration	—	—	(1,719)
Interest expense, net	74,220	64,028	19,598
Loss on extinguishment of debt	9,150	—	1,708
Change in fair value of derivative	4,168	(1,786)	(178)
Income tax provision (benefit)	(1,876)	9,639	(7,921)
Adjusted EBITDA	$184,394	$164,746	$72,828

(1)

Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the True Rewards loyalty program.

Liquidity and Capital Resources

As of December 31, 2019, we had $111.7 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months.

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

In April 2019, we issued $375 million of 2026 Notes in a private placement to institutional buyers at face value. The net proceeds of the 2026 Notes were used to (i) repay our former $200 million Second Lien Term Loan, (ii) repay outstanding borrowings under our revolving credit facility under our Credit Facility, (iii) repay $18 million of the outstanding term loan indebtedness under our Credit Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing.

Cash Flows

Net cash provided by operating activities was $113.9 million for the year end December 31, 2019 compared to $98.0 million for the prior year. The increase was primarily due to the flow-through effect of higher revenues from the Laughlin Acquisition.

Net cash used in investing activities was $256.1 million for the year ended December 31, 2019, which included $107.3 million for capital expenditures and $149.0 million for the Laughlin Acquisition. Net cash used in investing activities was $69.2 million for the year ended December 31, 2018, which included $68.2 million for capital expenditures.

Net cash provided by financing activities was $137.8 million for the year ended December 31, 2019, which primarily related to $375.0 million of proceeds from the issuance of the 2026 Notes offset by $220.0 million of repayments under our Credit Facility. Net cash used in financing activities was $3.3 million for the year ended December 31, 2018, which primarily related to $19.6 million of stock repurchases authorized in November 2018 and $8.0 million of repayments under our Credit Facility, offset by $25.6 million of net proceeds to us in the underwritten public offering completed in January 2018.

Senior Secured Credit Facility

In October 2017, we entered into the Credit Facility, then consisting of a $800 million term loan and a $100 million revolving credit facility. The revolving credit facility was subsequently increased from $100 million to $200 million in 2018.

As of December 31, 2019, we had $772 million in outstanding term loan borrowings under the Credit Facility, no letters of credit outstanding under the Credit Facility, and our revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of December 31, 2019 of $200 million.

Borrowings under the Credit Facility bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loan) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loan only), plus in each case, an applicable margin. The applicable margin for the term loan under the Credit Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility ranges from

1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of December 31, 2019, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 5.3%.

The revolving credit facility matures on October 20, 2022, and the term loan under the Credit Facility matures on October 20, 2024. The term loan under the Credit Facility is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity.

Borrowings under the Credit Facility are guaranteed by each of our existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries) and are secured by substantially all of the present and future assets of Golden and our subsidiary guarantors (subject to certain exceptions).

Under the Credit Facility, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loan under the Credit Facility under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities). If we default under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facility as of December 31, 2019.

Senior Notes due 2026

On April 15, 2019, we issued $375 million of 2026 Notes in a private placement to institutional buyers at face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.

In conjunction with the issuance of the 2026 Notes, we incurred approximately $6.7 million in debt financing costs and fees that have been deferred and are being amortized over the term of the 2026 Notes using the effective interest method.

The net proceeds of the 2026 Notes were used to (i) repay our former $200 million Second Lien Term Loan, (ii) repay outstanding borrowings under the revolving credit facility under our Credit Facility, (iii) repay $18 million of the outstanding term loan indebtedness under the Credit Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing.

The 2026 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2022 at a redemption price of 103.813%, during the 12 months beginning on April 15, 2023 at a redemption price of 101.906%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. Prior to April 15, 2022, we may redeem up to 40% of the 2026 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to April 15, 2022, we may also redeem the 2026 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and an Applicable Premium (as defined in the Indenture), if any, thereon to the redemption date.

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

Under the Indenture, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In the event of a change of control (which includes the acquisition of more than 50% of our capital stock, other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities), each holder will have the right to require us to repurchase all or any part of such holder’s 2026 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

Expenses Related to Extinguishment and Modification of Debt

In April 2019, we recognized a $5.5 million loss on extinguishment of debt and $3.7 million of expense related to modification of debt, related to the repayment of our Second Lien Term Loan and an $18 million prepayment of the term loan under our Credit Facility.

Share Repurchase Program

On November 7, 2018, our Board of Directors authorized the repurchase of up to $25.0 million shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. During the year ended December 31, 2018, we repurchased approximately 1.2 million shares of our common stock in open market transactions for approximately $19.6 million at an average price of $16.06 per share. The November 7, 2018 authorization was replaced on March 12, 2019, when our Board of Directors authorized us to repurchase up to $25.0 million worth of additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased under our share repurchase program during the year ended December 31, 2019.

Other Items Affecting Liquidity

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

See Note 14, Commitments and Contingencies, in the accompanying consolidated financial statements for additional information regarding commitments and contingencies that may also affect our liquidity.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
(In thousands)
Term loan	$—	$4,000	$8,000	$8,000	$8,000	$744,000	$772,000
Senior Notes due 2026	—	—	—	—	—	375,000	375,000
Notes payable	4,835	1,495	25	14	—	—	6,369
Interest on long-term debt (1)	67,890	67,651	67,303	66,898	57,056	38,125	364,923
Operating leases (2)	45,171	43,653	37,218	31,540	30,490	101,441	289,513
Finance lease obligations (3)	4,442	3,953	2,617	529	227	3,828	15,596
Purchase obligations (4)	973	1,296	1,320	910	922	5,734	11,155
	$123,311	$122,048	$116,483	$107,891	$96,695	$1,268,128	$1,834,556

(1)	Represents estimated interest payments on our outstanding term loan balance based on interest rates as of December 31, 2019 until maturity. Includes interest on senior notes and notes payable.
(2)	Includes total operating lease interest obligations of $71.3 million.
(3)	Includes total finance lease interest obligations of $3.1 million.
(4)	Represents obligations related to license agreements.

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

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statement. See Note 2, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements for information regarding our significant accounting policies.

Property and Equipment

Property and equipment, net was $1,047 million as of December 31, 2019, comprising 60.1% of our consolidated total assets. We evaluate the carrying value whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of such assets to the carrying value of the assets. Any such assets are not impaired if the undiscounted future cash flows exceed their carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

When performing the annual goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired or elect to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.

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

As of our 2019 annual goodwill testing date, the estimated fair values of each of our properties exceeded their respective carrying amounts. If the fair value of any of our properties should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in significant assumptions and judgments used in the estimation process, including the discount rate and market multiple.

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

Lessee Arrangements

We are the lessee under non-cancelable real estate leases, equipment leases and space agreements. Beginning on January 1, 2019 (the date of our adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”)), operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date and initially measured based on the present value of lease payments over the defined lease term. Our lease terms may include options to extend or terminate the lease. We assess these options using a threshold of reasonably certain. For leases we are reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees, restrictions or covenants.

Our lease agreements for land, buildings and taverns with lease and non-lease components are accounted for separately. The lease and non-lease components of certain vehicle and equipment leases are accounted for as a single lease component. Additionally, for certain vehicle and equipment leases, a portfolio approach is utilized to effectively account for the operating lease ROU assets and liabilities.

As most of our leases do not provide an implicit rate, the incremental borrowing rate is estimated based on the information available at the commencement date in determining the present value of lease payments. The implicit rate will be used when readily determinable. The operating lease ROU assets also include any prepaid lease payments made and are net of lease incentives. We do not record an asset or liability for operating leases with a term of 12 months or less. Prior to the adoption of Topic 842 on January 1, 2019, we did not record an asset or liability for any of our operating leases.

Lessor Arrangements

We are the lessor under non-cancelable operating leases for retail and food and beverage outlet space within our resort casino properties. The lease arrangements generally include minimum base rent and/or contingent rental clauses based on a percentage of net sales exceeding minimum base rent. Generally, the terms of the leases range between five and 10 years, with options to extend the leases. We record revenue on a straight-line basis over the term of the lease and recognizes revenue for contingent rentals when the contingency has been resolved. We have elected to combine lease and non-lease components for the purpose of measuring lease revenue. Revenue is recorded in other operating revenue on the consolidated statements of operations.

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

For wagering contracts that include products and services provided to a patron in exchange for points earned under our loyalty program, True Rewards, we allocate the estimated stand-alone selling price of the points earned to the loyalty program liability. Upon redemption of loyalty program points for Golden-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by us from the third party in connection with this transaction are recorded to other revenue.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements for information regarding recently issued accounting pronouncements.

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

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2019, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility.

As of December 31, 2019, we had $772 million of outstanding borrowings under the Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. As of December 31, 2019, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 5.3%. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.9 million over a twelve-month period.

As of December 31, 2019, our investment portfolio included $111.7 million in cash and cash equivalents. As of December 31, 2019, we did not hold any short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Golden Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

on the CONSOLIDATED Financial Statements

To the Stockholders and the Board of Directors

Golden Entertainment, Inc.

Opinion on the Financial Statements and Schedule. We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Golden Entertainment, Inc (the “Company”) for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the Company’s consolidated results of operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States (U.S).

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

March 15, 2018, except with respect to the effects of the restatement discussed in Note 3 as to which the date is March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Golden Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Golden Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golden Entertainment, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the Laughlin Entities), with the exception of accounts payable and property and equipment internal controls, which are included in the 2019 consolidated financial statements of the Company and constituted 1.0% of total assets as of December 31, 2019 and 9.3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Laughlin Entities, with the exception of accounts payable and property and equipment internal controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Golden Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2019, and the related notes and schedules listed in the Index at Item 15 (a)(2), and our report dated March 13, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 13, 2020

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$111,678	$116,071
Accounts receivable, net of allowance of $599 and $503, respectively	16,247	12,779
Prepaid expenses	19,879	17,722
Inventories	8,237	6,759
Other	4,388	3,428
Total current assets	160,429	156,759
Property and equipment, net	1,046,536	894,953
Operating lease right-of-use assets, net	203,531	—
Goodwill	184,325	158,134
Intangible assets, net	135,151	141,128
Other assets	10,945	15,595
Total assets	$1,740,917	$1,366,569
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$8,497	$10,480
Current portion of operating leases	33,883	—
Accounts payable	30,146	27,812
Accrued taxes, other than income taxes	7,495	6,540
Accrued payroll and related	27,221	19,780
Accrued liabilities	25,522	18,848
Total current liabilities	132,764	83,460
Long-term debt, net and finance leases	1,130,374	960,563
Non-current operating leases	184,301	—
Deferred income taxes	1,088	2,593
Other long-term obligations	2,646	4,801
Total liabilities	1,451,173	1,051,417
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 27,879 and 26,779 common shares issued and outstanding, respectively	279	268
Additional paid-in capital	461,643	435,245
Accumulated deficit	(172,178)	(120,361)
Total shareholders' equity	289,744	315,152
Total liabilities and shareholders' equity	$1,740,917	$1,366,569

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Gaming	$578,803	$525,176	$381,396
Food and beverage	202,933	170,453	81,304
Rooms	132,193	106,805	24,163
Other	59,481	49,360	20,275
Total revenues	973,410	851,794	507,138
Expenses
Gaming	334,941	311,657	259,579
Food and beverage	159,728	138,114	69,194
Rooms	62,510	49,129	10,350
Other operating	21,333	15,332	7,176
Selling, general and administrative	225,848	183,892	98,382
Depreciation and amortization	116,592	94,456	40,786
Acquisition and severance expenses	3,488	3,740	6,183
Preopening expenses	1,934	1,171	1,632
Loss on disposal of assets	919	3,336	441
Gain on contingent consideration	—	—	(1,719)
Other operating, net	—	—	(157)
Total expenses	927,293	800,827	491,847
Operating income	46,117	50,967	15,291
Non-operating income (expense)
Interest expense, net	(74,220)	(64,028)	(19,598)
Loss on extinguishment and modification of debt	(9,150)	—	(1,708)
Change in fair value of derivative	(4,168)	1,786	178
Total non-operating expense, net	(87,538)	(62,242)	(21,128)
Income (loss) before income tax benefit (provision)	(41,421)	(11,275)	(5,837)
Income tax benefit (provision)	1,876	(9,639)	7,921
Net income (loss)	$(39,545)	$(20,914)	$2,084

Weighted-average common shares outstanding
Basic	27,746	27,553	23,105
Dilutive impact of stock options and restricted stock units	—	—	1,555
Diluted	27,746	27,553	24,660
Net income (loss) per share
Basic	$(1.43)	$(0.76)	$0.09
Diluted	$(1.43)	$(0.76)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2016	22,232	$223	$290,157	$(80,954)	$209,426
Proceeds from issuance of stock on options exercised	135	1	168	—	169
Share-based compensation	—	—	8,754	—	8,754
Tax benefit from share-based compensation	—	—	(1,015)	—	(1,015)
Share issuance related to business combination	4,046	40	101,446	—	101,486
Cumulative effect, change in accounting for revenue recognition related to business combination	—	—	—	(991)	(991)
Net income	—	—	—	2,084	2,084
Balances, December 31, 2017	26,413	264	399,510	(79,861)	319,913
Proceeds from issuance of stock on options exercised	610	6	1,316	—	1,322
Share-based compensation	—	—	9,641	—	9,641
Repurchases of common stock	(1,219)	(12)	—	(19,586)	(19,598)
Tax benefit from share-based compensation	—	—	(820)	—	(820)
Issuance of common stock, net of offering costs	975	10	25,598	—	25,608
Net loss	—	—	—	(20,914)	(20,914)
Balances, December 31, 2018	26,779	268	435,245	(120,361)	315,152
Cumulative effect of change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Proceeds from issuance of common stock, net of issuance costs	189	2	55	—	57
Share-based compensation	—	—	10,045	—	10,045
Share issuance related to business combination	911	9	16,599	—	16,608
Tax benefit from share-based compensation	—	—	(301)	—	(301)
Net loss	—	—	—	(39,545)	(39,545)
Balances, December 31, 2019	27,879	$279	$461,643	$(172,178)	$289,744

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(39,545)	$(20,914)	$2,084
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,592	94,456	40,786
Amortization of debt issuance costs and discounts on debt	4,532	5,062	1,593
Share-based compensation	10,045	9,641	8,754
Loss on disposal of assets	919	3,336	441
Gain on revaluation of contingent consideration	—	—	(1,719)
Loss on extinguishment of debt	9,150	—	1,708
Change in fair value of derivative	4,168	(1,786)	(178)
Deferred income taxes	(1,505)	10,380	(7,825)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,852)	1,913	(1,593)
Prepaid expenses	460	1,469	74
Inventories and other current assets	(1,497)	(1,775)	1,553
Other assets	265	(368)	(2,056)
Accounts payable and other accrued expenses	11,569	(4,915)	(22,519)
Accrued taxes, other than income taxes	184	(124)	511
Other liabilities	420	1,575	488
Net cash provided by operating activities	113,905	97,950	22,102
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(107,267)	(68,175)	(29,463)
Acquisition of businesses, net of cash acquired	(148,953)	—	(724,473)
Purchase of intangibles and other assets	—	(1,134)	(2,220)
Proceeds from disposal of property and equipment	247	103	—
Other investing activities	(77)	—	(31)
Net cash used in investing activities	(256,050)	(69,206)	(756,187)

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities
Proceeds from issuance of senior notes	375,000	—	—
Borrowings on revolving credit facility	145,000	—	6,000
Repayments of revolving credit facility	(145,000)	—	(36,000)
Proceeds from term loans	—	—	969,000
Repayments of term loans	(220,000)	(8,000)	(150,000)
Repayments of notes payable	(3,070)	(506)	(3,334)
Principal payments under finance leases	(2,485)	(1,039)	(610)
Payments for debt issuance costs	(6,686)	(219)	(4,035)
Payments for debt extinguishment and modification costs	(4,763)	—	—
Proceeds from issuance of common stock, net of issuance costs	57	26,930	169
Tax withholding on share-based payments	(301)	(820)	(1,015)
Repurchases of common stock	—	(19,598)	—
Purchase of derivative	—	—	(3,152)
Proceeds from leased equipment obligation	—	—	743
Net cash provided by (used in) financing activities	137,752	(3,252)	777,766
Cash and cash equivalents
Change in cash and cash equivalents	(4,393)	25,492	43,681
Balance, beginning of period	116,071	90,579	46,898
Balance, end of period	$111,678	$116,071	$90,579

Supplemental cash flow disclosures
Cash paid for interest	$63,735	$60,542	$14,143
Cash paid (received) for income taxes, net	(193)	—	(84)
Non-cash investing and financing activities
Payables incurred for capital expenditures	$15,075	$11,597	$2,566
Assets acquired under finance lease obligations	7,559	2,398	2,758
Loss on extinguishment of debt	4,388	—	—
Impairment of right-of-use asset	12,272	—	—
Common stock issued in connection with acquisitions	16,608	—	101,486

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

The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casino segment involves the operation of ten resort casino properties in Nevada and Maryland, comprising:

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

On April 25, 2019, the Company issued $375 million of 7.625% Senior Notes due 2026 (the “2026 Notes”) in a private placement to institutional buyers at face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year. The net proceeds of the 2026 Notes were used to (i) repay the Company’s former $200 million second lien term loan (the “Second Lien Term Loan”), (ii) repay outstanding borrowings under the Company’s revolving credit facility under the Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”), (iii) repay $18 million of the outstanding term loan indebtedness under the Credit Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing. See Note 8, Debt, in the accompanying consolidated financial statements for additional information.

On January 14, 2019, the Company completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance of 911,002 shares of the Company’s common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The results of operations of the Laughlin Entities are included in the Company’s results subsequent to the acquisition date. See Note 4, Acquisitions, for information regarding the Laughlin Acquisition.

On October 20, 2017, the Company completed the acquisition of American Casino and Entertainment Properties LLC (“American”) from its former equity holders (the “American Acquisition”). The results of operations of American and its subsidiaries have been included in the Company’s results subsequent to the acquisition date. See Note 4, Acquisitions, for information regarding the American Acquisition.

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

Accounts Receivable

Accounts receivable consist primarily of gaming, hotel and other receivables, net of an allowance for doubtful accounts. Accounts receivable are non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance is maintained to reduce the Company’s accounts receivable to their expected net realizable value based on specific reviews of customer accounts, historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

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

The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is recorded based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, the Company typically uses market comparables, when available, or a discounted cash flow model. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs of disposal. The fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company’s long-lived asset impairment tests are performed at the reporting unit level. For the years ended December 31, 2019, 2018 and 2017, there were no impairment charges.

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

Lessee Arrangements

The Company is the lessee under non-cancelable real estate leases, equipment leases and space agreements. Beginning on January 1, 2019 (the date of the Company's adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as defined and discussed further in “Accounting Standards Issued and Adopted”, below), operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date and initially measured based on the present value of lease payments over the defined lease term. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

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

As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is estimated based on the information available at the commencement date in determining the present value of lease payments. The implicit rate will be used when readily determinable. The operating lease ROU assets also include any prepaid lease payments made and are net of lease incentives. The Company does not record an asset or liability for operating leases with a term of 12 months or less. Prior to the adoption of Topic 842 on January 1, 2019, the Company did not record an asset or liability for any of its operating leases.

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space within its resort casino properties. The lease arrangements generally include minimum base rent and/or contingent rental clauses based on a percentage of net sales exceeding minimum base rent. Generally, the terms of the leases range between five and 10 years, with options to extend the leases. The Company records revenue on a straight-line basis over the term of the lease and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and non-lease components for the purpose of measuring lease revenue. Revenue is recorded in other operating revenue on the consolidated statements of operations.

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

Contract and Contract Related Liabilities

The Company provides numerous products and services to its customers. There is often a timing difference between the cash payment by the customers and recognition of revenue for each of the associated performance obligations. As of December 31, 2019 and 2018, the amount of gaming liabilities was $12.4 million and $12.5 million, respectively. The Company’s primary types of gaming liabilities associated with contracts with gaming customers include outstanding chip and loyalty program liabilities.

Outstanding Chip Liability

The outstanding chip liability represents the collective amounts owed to customers in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased.

Loyalty Program

The Company offers its new consolidated True RewardsTM loyalty program at all ten of its resort casino properties, as well as at all of its branded taverns and at participating supermarkets. Members of the Company’s True Rewards loyalty program may earn points based on gaming activity and amounts spent on rooms, food, beverage and resort activities at the Company’s resort casino properties, and on play and amounts spent on the purchase of food and beverages at the Company’s branded taverns and other participating Distributed Gaming locations. Loyalty points are redeemable for complimentary slot play, food, beverages, grocery gift cards and hotel rooms, among other items. All points earned in the loyalty program roll up into a single account balance which is redeemable enterprise-wide at participating locations.

The Company records a liability based on the value of points earned, less an estimate for points not expected to be redeemed. This liability represents a deferral of revenue until such time as the participant redeems the points earned. Redemption history at the Company’s casinos and taverns is used to assist in the determination of the estimated accruals. Loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Participants’ points expire after thirteen months of no activity. The True Rewards points accruals are included in current liabilities on the Company’s consolidated balance sheet. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

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

Long-Term Debt, Net

Long-term debt, net is reported as the outstanding debt amount, net of unamortized debt issuance costs and debt discount. These include legal and other direct costs related to the issuance of debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments, and are recorded as a direct reduction to the face amount of the Company’s outstanding long-term debt on the consolidated balance sheets. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis over the contractual term of the underlying debt. Approximately $4.5 million, $5.1 million and $1.6 million was amortized to interest expense during the years ended December 31, 2019, 2018 and 2017, respectively.

Revenue Recognition

See Note 3, Revenue Recognition for information regarding the Company’s revenue recognition polices.

Gaming Taxes

The Company’s Nevada casinos are subject to taxes based on gross gaming revenues and pay annual fees based on the number of slots and table games licensed during the year. Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and video lottery terminals in operation during the year. The Company’s distributed gaming operations in Nevada are subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that have grandfathered rights to more than 15 slots for play, and/or annual and quarterly fees at all tavern and third party distributed gaming locations. The Company’s distributed gaming operations in Montana are subject to taxes based on the Company’s share of gross gaming revenue. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes and licenses were $62.1 million, $55.3 million and $41.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses, which are primarily included in selling, general and administrative expenses, were $13.1 million, $10.1 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Share-Based Compensation Expense

The Company has various share-based compensation programs, which provide for equity awards including stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the employee's requisite service period. Compensation costs related to stock option awards are calculated based on the fair value of the award on the date of grant using the Black-Scholes option pricing model. For RSUs and PSUs, compensation expense is calculated based on the fair market value of the Company’s common stock on the date of grant. All of the Company’s share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See Note 9, Equity Transactions and Stock Incentive Plans, for additional discussion.

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

Net Income per Share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net loss for the years ended December 31, 2019 and 2018, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for these periods. The amount of potential common share equivalents were 916,907 and 2,014,012 for years ended December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

Changes to generally accepted accounting principles in the United States are established by the Financial Accounting Standards Board (“FASB”), in the form of ASUs, to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. While management continues to assess the possible impact on the Company's consolidated financial statements of the future adoption of new accounting standards that are not yet effective, management currently believes that the following new standards may impact the Company’s financial statements and disclosures:

Accounting Standards Issued and Adopted

The Company adopted Topic 842, as amended, as of January 1, 2019, and elected the option to apply the transition requirements in the new standard at the effective date of January 1, 2019 with the effects of initially applying Topic 842 recognized as a cumulative-effect adjustment to retained earnings on January 1, 2019. As a result, the balance sheet presentation is not comparable to the prior period in this first year of adoption.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“Topic 326”). The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company will adopt Topic 326 on January 1, 2020 and has determined the adoption will not have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“Topic 820”). The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company will adopt Topic 820 on January 1, 2020 and has determined the adoption will not have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The Company will adopt this ASU on January 1, 2020 and has determined the adoption will not have a material impact on the Company’s financial statements and disclosures.

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

Casino gaming revenues are the aggregate of gaming wins and losses. The commissions rebated to premium players for cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to casino gaming revenues. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under the Company’s loyalty program.

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

For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s True Rewards loyalty program, the Company allocates the estimated stand-alone selling price of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue. The Company’s performance obligation related to its loyalty program is generally completed within one year, as participants’ points expire after thirteen months of no activity.

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

Significant Impacts of Adoption of Topic 606

The adoption of Topic 606 principally affected the presentation of promotional allowances and how the Company measured the liability associated with its prior loyalty programs that were in place at the time of adoption (Golden Rewards, ace|PLAY, Gold Mine Rewards and Rocky Gap Rewards Club). The promotional allowances line item was eliminated from the consolidated statement of operations with amounts being deducted from the respective revenue line items, and the cost of providing such complimentaries is no longer included in gaming expense. Additionally, the valuation of points associated with the Company’s loyalty programs was changed from cost to fair value, with the Company recording an increase to the loyalty point liability.

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

Note 4 – Acquisitions

Laughlin Acquisition

Overview

On January 14, 2019, the Company completed the acquisition of the Laughlin Entities from Marnell for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance of 911,002 shares of the Company’s common stock to certain assignees of Marnell. The results of operations of the Laughlin Entities are included in the Company’s results subsequent to the acquisition date.

Acquisition Method of Accounting

The Laughlin Acquisition has been accounted for using the acquisition method of accounting. The determination of the fair value of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) was completed in the fourth quarter of 2019.

The following table summarizes the allocation of the purchase price, based on estimates of the fair values of the assets acquired and liabilities assumed:

	Preliminary Allocation as of		Final Purchase Price
(In thousands)	March 31, 2019	Adjustments	Allocation
Current assets	$12,615	$(123)	$12,492
Property and equipment	126,198	(1,131)	125,067
Right-of-use assets	2,620	–	2,620
Intangible assets	19,234	(324)	18,910
Goodwill	24,736	1,455	26,191
Other noncurrent assets	–	123	123
Liabilities	(10,023)	–	(10,023)
Lease liabilities	(2,620)	–	(2,620)
Total assets acquired, net of liabilities assumed	$172,760	$–	$172,760

The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Casinos reportable operating segment and $15.0 million is expected to be deductible for income tax purposes.

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives by category:

(In thousands)	Useful Life (Years)
Land	Not applicable	$4,160
Building and site improvements	10-30	102,450
Furniture and equipment	2-13	18,290
Construction in process	Not applicable	167
Total property and equipment		$125,067

The following table summarizes the values assigned to acquired intangible assets and estimated useful lives by category:

(In thousands)	Useful Life (Years)
Non-compete agreements	5	$3,630
Trade names	Indefinite	6,980
Player relationships	2	8,300
Total intangible assets		$18,910

The following table summarizes the components of the purchase price paid by the Company to Marnell in the Laughlin Acquisition (after taking into account the adjustment to the cash portion of the purchase price pursuant to the post-closing adjustment provisions of the purchase agreement, as described above):

(In thousands)	Amount
Cash	$156,152
Fair value of common stock issued (911,002 shares)	16,608
Total purchase price	$172,760

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and does not purport to represent what the results of operations, financial condition or other financial information of the Company would have been if the Laughlin Acquisition had occurred on January 1, 2018, or what such results or financial condition will be for any future periods. The unaudited pro forma combined financial information is based on estimates and assumptions and on the information available at the time of the preparation thereof. The unaudited pro forma combined financial information does not reflect non-recurring charges that were incurred in connection with the Laughlin Acquisition, nor any cost savings and synergies expected to result from the Laughlin Acquisition (and associated costs to achieve such savings or synergies), nor any costs associated with severance, restructuring or integration activities resulting from the Laughlin Acquisition.

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of the Laughlin Entities for the year ended December 31, 2018, adjusted to give effect to the Laughlin Acquisition and related transactions.

Year Ended
(In thousands, except per share data)	December 31, 2018
Pro forma combined revenues	$951,802
Pro forma combined net loss	(16,432)
Weighted-average common shares outstanding:
Basic	28,464
Diluted	28,464
Pro forma combined net loss per share:
Basic	$(0.58)
Diluted	(0.58)

As the Laughlin Acquisition occurred on January 14, 2019, the unaudited pro forma combined financial information for the year ended December 31, 2019, would not reflect significant adjustments to the consolidated financial information.

In connection with the Laughlin Acquisition, the Company incurred approximately $1.8 million of acquisition costs for the year ended December 31, 2019. For the year ended December 31, 2019, the Laughlin Entities contributed revenue of approximately $90.4 million and operating expenses related to the Laughlin Entities were approximately $47.9 million.

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

The following table summarizes the allocation of the purchase price, based on estimates of the fair values of the assets acquired and liabilities assumed:

(In thousands)
Current assets	$83,079
Property and equipment	754,581
Other noncurrent assets	264
Intangible assets	66,140
Goodwill	52,479
Liabilities	(67,476)
Total assets acquired, net of liabilities assumed	$889,067

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives by category:

(In thousands)	Useful Life (Years)
Land	Not applicable	$106,800
Land improvements	15	6,240
Building and improvements	45	607,698
Furniture, fixtures and equipment	3-4	32,829
Construction in process	Not applicable	1,014
Total property and equipment		$754,581

The following table summarizes the values assigned to acquired intangible assets and estimated useful lives by category:

(In thousands)	Useful Life (Years)
Trade names	Indefinite	$34,510
Player loyalty programs	3	26,850
Leasehold interest	3-80	3,110
In-place lease value	3-4	1,670
Total intangible assets		$66,140

See Note 12, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the tangible and intangible assets acquired through the American Acquisition.

For the period from the American Acquisition date of October 20, 2017 through December 31, 2017, American generated net revenue of $76.3 million and net income of $5.5 million.

Refinancing

In connection with the closing of the American Acquisition, the Company entered into the Credit Facility, then consisting of a $800.0 million term loan and a $100.0 million revolving credit facility (which was undrawn at closing and upsized to $200.0 million in 2018), and the $200.0 million Second Lien Term Loan. The Company used the net proceeds from the borrowings under these credit facilities primarily to fund the cash purchase price in the American Acquisition (a portion of which was used to repay American’s outstanding senior secured indebtedness), to refinance the Company’s outstanding senior secured indebtedness under its then-existing senior secured credit facility, and to pay certain transaction fees and expenses. See Note 8, Debt, for a discussion of the Credit Facility and associated refinancing.

Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information has been prepared by management for illustrative purposes only and does not purport to represent what the results of operations, financial condition or other financial information of the Company would have been if the American Acquisition had occurred on January 1, 2017 or what such results or financial condition will be for any future periods. The unaudited pro forma combined financial information is based on estimates and assumptions and on the information available at the time of the preparation thereof. These estimates and assumptions may change, be revised or prove to be materially different, and the estimates and assumptions may not be representative of facts existing at the time of the American Acquisition. The unaudited pro forma combined financial information does not reflect non-recurring charges incurred in connection with the American Acquisition, nor any cost savings and synergies expected to result from the American Acquisition (and associated costs to achieve such savings or synergies), nor any costs associated with severance, restructuring or integration activities resulting from the American Acquisition.

The following table summarizes certain unaudited pro forma combined financial information derived from a combination of the historical consolidated financial statements of the Company and of American for the year ended December 31, 2017, adjusted to give effect to the American Acquisition and related transactions (including the refinancing).

Year Ended
December 31, 2017
(In thousands, except per share data)
Pro forma combined revenues	$843,589
Pro forma combined net income	23,131
Pro forma combined net income per share:
Basic	26,342
Diluted	27,897
Weighted-average common shares outstanding:
Basic	$0.88
Diluted	0.83

Note 5 – Property and Equipment, Net

The following table summarizes the components of property and equipment, net:

	December 31,
(In thousands)	2019	2018
Land	$125,240	$121,081
Building and site improvements	880,662	723,354
Furniture and equipment	222,938	154,663
Construction in process	49,869	35,151
Property and equipment	1,278,709	1,034,249
Less: Accumulated depreciation	(232,173)	(139,296)
Property and equipment, net	$1,046,536	$894,953

Depreciation expense for property and equipment, including capital leases, totaled $93.9 million, $76.7 million, and $31.3 million for 2019, 2018 and 2017, respectively.

Note 6 – Goodwill and Intangible Assets, Net

The following table summarizes goodwill activity by reportable segment:

(In thousands)	Casinos	Distributed Gaming	Total Goodwill
Balance, January 1, 2018	$60,275	$97,859	$158,134
Goodwill acquired during the year	—	—	-
Balance, December 31, 2018	60,275	97,859	158,134
Goodwill acquired during the year	26,191	—	26,191
Balance, December 31, 2019	$86,466	$97,859	$184,325

Intangible assets, net, consisted of the following:

	December 31, 2019
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$53,690
Gaming licenses	Indefinite	960	—	960
Liquor licenses	Indefinite	185	—	185
		54,835	—	54,835
Amortizing intangible assets
Customer relationships	10.0 years	81,105	(24,140)	56,965
Player relationships	2.0 years	42,990	(26,649)	16,341
Non-compete agreements	2.2 years	9,840	(5,467)	4,373
Leasehold interest	1.6 years	570	(345)	225
Gaming licenses	8.3 years	2,100	(929)	1,171
In-place lease value	1.3 years	1,301	(724)	577
Other	6.3 years	1,814	(1,150)	664
		139,720	(59,404)	80,316
Balance, December 31, 2019		$194,555	$(59,404)	$135,151

	December 31, 2018
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$46,710	$—	$46,710
Gaming licenses	Indefinite	960	—	960
Liquor licenses	Indefinite	185	—	185
		47,855	—	47,855
Amortizing intangible assets
Customer relationships	11.0 years	80,654	(18,282)	62,372
Player relationships	3.2 years	34,689	(12,691)	21,998
Non-compete agreements	2.1 years	6,210	(3,548)	2,662
Leasehold interest	64.7 years	3,110	(223)	2,887
Gaming licenses	9.3 years	2,100	(788)	1,312
In-place lease value	2.3 years	1,670	(565)	1,105
Other	7.2 years	1,769	(832)	937
		130,202	(36,929)	93,273
Balance, December 31, 2018		$178,057	$(36,929)	$141,128

The Rocky Gap gaming license is being amortized over its 15 year term.

Total amortization expense related to intangible assets was $22.7 million, $17.8 million and $9.5 million for 2019, 2018 and 2017, respectively. Estimated future amortization expense related to intangible assets, is as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Estimated amortization expense	$21,027	$8,047	$7,479	$7,367	$6,472	$29,924	$80,316

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(In thousands)	2019	2018
Gaming liabilities	$12,353	$12,473
Interest	6,562	305
Deposits	2,734	2,652
Other accrued liabilities	3,873	3,418
Total accrued and other current liabilities	$25,522	$18,848

Note 8 – Debt

Senior Secured Credit Facility

In October 2017, the Company entered into the Credit Facility, then consisting of an $800 million term loan and a $100 million revolving credit facility. The revolving credit facility was subsequently increased from $100 million to $200 million in 2018.

As of December 31, 2019, the Company had $772 million of outstanding term loan borrowings under the Credit Facility, no letters of credit outstanding under the Credit Facility, and the revolving credit facility was undrawn, leaving borrowing availability under the revolving credit facility as of December 31, 2019 of $200 million.

Interest and Fees

Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loan) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loan only), plus in each case, an applicable margin. The applicable margin for the term loan under the Credit Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on the Company’s net leverage ratio. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on the Company’s net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of December 31, 2019, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 5.3%.

Optional and Mandatory Prepayments

The revolving credit facility matures on October 20, 2022, and the term loan under the Credit Facility matures on October 20, 2024. The term loan under the Credit Facility is repayable in 27 quarterly installments of $2.0 million each, which commenced in March 2018, followed by a final installment of $746.0 million at maturity. In April 2019, the Company made a $18.0 million prepayment of the term loan under the Credit Facility with the proceeds from the issuance of the 2026 Notes.

Guarantees and Collateral

Borrowings under the Credit Facility are guaranteed by each of the Company’s existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries) and are secured by substantially all of the present and future assets of the Company and its subsidiary guarantors (subject to of certain exceptions).

Financial and Other Covenants

Under the Credit Facility, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the term loan under the Credit Facility under certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities). If the Company defaults under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2019.

Senior Notes due 2026

On April 15, 2019, the Company issued $375 million of 2026 Notes in a private placement to institutional buyers at face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.

In conjunction with the issuance of the 2026 Notes, the Company incurred approximately $6.7 million in debt financing costs and fees that have been deferred and are being amortized over the term of the 2026 Notes using the effective interest method.

The net proceeds of the 2026 Notes were used to (i) repay the Company’s former $200 million Second Lien Term Loan, (ii) repay outstanding borrowings under the revolving credit facility, (iii) repay $18 million of the outstanding term loan indebtedness under the Credit Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing.

Optional Prepayments

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

Financial and Other Covenants

The 2026 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantees the Credit Facility. The 2026 Notes are the Company and its subsidiary guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Company’s respective existing and future unsecured unsubordinated debt. The 2026 Notes are effectively junior in right of payment to the Company and its subsidiary guarantors’ existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of any of the Company’s subsidiaries that do not guarantee the 2026 Notes, and are senior in right of payment to all of the Company and its subsidiary guarantors’ existing and future subordinated indebtedness.

Under the Indenture, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt. grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In the event of a change of control (which includes the acquisition of more than 50% of our capital stock, other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2026 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

Expenses Related to Extinguishment and Modification of Debt

In April 2019, the Company recognized a $5.5 million loss on extinguishment of debt and $3.7 million of expense related to modification of debt, related to the repayment of the Company’s Second Lien Term Loan and $18 million prepayment of the term loan under its Credit Facility.

Derivative Instruments

In November 2017, the Company entered into an interest rate cap agreement (the “Interest Rate Cap”) with a notional value of $650 million for a cash payment of $3.1 million. The Interest Rate Cap establishes a range whereby the counterparty will pay the Company if one-month LIBOR exceeds the ceiling rate of 2.25%. The Interest Rate Cap settles monthly commencing in January 2018 through the termination date in December 31, 2020. No payments or receipts are exchanged on the Interest Rate Cap unless interest rates rise above the pre-determined ceiling rate. The estimated fair value of the Company’s Interest Rate Cap is derived from a market price obtained from a dealer quote. Such quote represents the estimated amount the Company would receive to terminate the contract. The fair value of the Company’s Interest Rate Cap was $5.0 million as of December 31, 2018 and was recorded in other long-term assets in the accompanying consolidated balance sheets. As of December 31, 2019, the fair value of the Company’s Interest Rate Cap was zero.

Former Senior Secured Credit Facility

In connection with the American Acquisition and the entry into the Credit Facility in October 2017, the Company repaid all principal amounts outstanding under the Company’s former credit agreement of approximately $173.4 million, together with accrued interest. The Company recognized a loss on extinguishment of debt of $1.7 million during the year ended December 31, 2017.

Summary of Outstanding Debt

Long-term debt, net, is comprised of the following:

	December 31,
(In thousands)	2019	2018
Term loans	$772,000	$992,000
Senior Notes due 2026	375,000	—
Finance lease liabilities	12,463	7,127
Notes payable	6,369	1,111
Total long-term debt	1,165,832	1,000,238
Less unamortized discount	(18,885)	(25,658)
Less unamortized debt issuance costs	(8,076)	(3,537)
	1,138,871	971,043
Less current maturities	(8,497)	(10,480)
Long-term debt, net	$1,130,374	$960,563

Scheduled Principal Payments of Long-Term Debt

The scheduled principal payments due on long-term debt are as follows:

(In thousands)
For the year ending December 31,
2020	$8,497
2021	8,360
2022	10,182
2023	8,450
2024	8,187
Thereafter	1,122,156
Total outstanding principal of long-term debt	$1,165,832

Note 9 – Equity Transactions and Stock Incentive Plans

Overview of Stock Incentive Plans

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

The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2019 was 1,119,924 shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. As of December 31, 2019, a total of 1,280,000 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

Stock Options

The following table summarizes the Company’s stock option activity:

		Weighted-
		Average		Aggregate
	Stock	Remaining	Weighted-	Intrinsic
	Options	Term	Average	Value
	Outstanding	(in years)	Exercise Price	(in thousands)
Outstanding at January 1, 2019	3,424,755	7.4	$11.49
Granted	—		$—
Exercised	(271,984)		$10.08
Cancelled	(26,250)		$11.69
Expired	—		$—
Outstanding at December 31, 2019	3,126,521	6.1	$11.61	$24,991
Exercisable at December 31, 2019	2,728,721	5.9	$11.42	$22,496

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.6 million, $16.1 million and $0.1 million, respectively. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2017 was $7.30 per share. No stock options were granted during the years ended December 31, 2019 and 2018.

The total amount of cash received from stock options exercised during the year ended December 31, 2019 was $0.1 million.

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

The following table summarizes the Company’s RSU activity:

	RSUs
			Total
		Weighted-	Fair Value
		Average	of Shares
		Grant Date	Vested
	Shares	Fair Value	(in thousands)
Outstanding at January 1, 2017	141,296	$12.57
Granted	—
Vested	(111,660)	$12.57	$2,556
Cancelled	(29,636)	$12.57
Outstanding at December 31, 2017	—
Granted	241,542	$29.09
Vested	—		$—
Cancelled	(9,243)	$28.72
Outstanding at December 31, 2018	232,299	$29.10
Granted	564,805	$13.88
Vested	(103,224)	$29.61	$1,596
Cancelled	(32,622)	$20.77
Outstanding at December 31, 2019	661,258	$16.44

The following table summarizes the Company’s PSU activity:

	PSUs
			Total
		Weighted-	Fair Value
		Average	of Shares
		Grant Date	Vested
	Shares(1)	Fair Value	(in thousands)
Outstanding at January 1, 2017	—
Granted	62,791	$27.87
Vested	—		$—
Cancelled	—
Outstanding at December 31, 2017	62,791	$27.87
Granted	108,957	$28.72
Vested	—		$—
Cancelled	—
Outstanding at December 31, 2018	171,748	$28.41
Granted	204,580	$14.13
Vested	—		$—
Cancelled	—
Outstanding at December 31, 2019	376,328	$20.65

(1)

The number of shares listed for PSUs granted during 2017 represents the actual number of PSUs granted to each recipient eligible to vest if the Company meets its performance goals for the applicable period. The number of shares listed for PSUs granted after 2017 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest with respect to PSUs granted after 2017 will vary depending on whether or not the Company meets or exceeds the applicable threshold, target or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.

Share-Based Compensation

The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Stock options	$4,850	$5,191	$5,135
RSUs	4,284	3,383	3,554
PSUs	911	1,067	65
Total share-based compensation costs	$10,045	$9,641	$8,754

As of December 31, 2019, the Company’s unrecognized share-based compensation expenses related to stock options, RSUs and PSUs was approximately $2.1 million, $6.3 million and $2.8 million, respectively, which are expected to be recognized over a weighted-average period of 1.0 year, 2.4 years, and 1.9 years, respectively.

Equity Transactions

In January 2018, the Company completed an underwritten public offering pursuant to its universal shelf registration statement, in which certain of the Company’s shareholders resold an aggregate of 6.5 million shares of the Company’s common stock, and the Company sold 975,000 newly issued shares of its common stock pursuant to the exercise in full of the underwriters’ over-allotment option to purchase additional shares. The Company’s net proceeds from the offering were $25.6 million after deducting underwriting discounts and offering expenses.

On November 7, 2018, the Board of Directors authorized the repurchase of up to $25.0 million shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduces common stock and records charges to accumulated deficit. During the year ended December 31, 2018, the Company repurchased approximately 1.2 million shares of its $0.01 par value common stock in open market transactions at an average price of $16.06 per share, resulting in a charge to accumulated deficit of approximately $19.6 million. On March 12, 2019, the Board of Directors authorized the repurchase of up to $25.0 million worth of additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaces the November 2018 share repurchase program. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. No shares were repurchased during the year ended December 31, 2019.

Note 10 – Income Taxes

Income tax provision (benefits) are summarized as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$(371)	$(741)	$(91)
State	—	—	(5)
Total current tax benefit	(371)	(741)	(96)
Deferred:
Federal	$(1,475)	$9,872	$(7,456)
State	(30)	508	(369)
Total deferred tax benefit	(1,505)	10,380	(7,825)
Income tax (benefit) provision	$(1,876)	$9,639	$(7,921)

Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income (loss) before income tax benefit is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal income taxes	1.2	4.5	2.0
Permanent tax differences – stock compensation	(0.7)	22.0	—
Permanent tax differences – business meals	(0.9)	(5.0)	—
Permanent tax differences – executive compensation	(0.1)	(0.2)	(12.5)
Permanent tax differences – other	0.1	—	(17.0)
Purchase price allocation adjustment – merger	5.9	—	—
Change in valuation allowance	(32.3)	(144.5)	193.5
FICA credit generated	2.8	8.5	11.8
Impact of Tax Cuts and Jobs Act	—	(4.8)	(74.6)
Impact of ASC 842	7.7	—	—
Change in tax rate and apportionment	(0.3)	(4.3)	—
Deferred only adjustment to beginning deferred balances	0.1	17.3	—
Other, net	—	—	(0.4)
Effective tax rate	4.5%	(85.5%)	137.8%

The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Accruals and reserves	$5,346	$3,854
Share-based compensation expense	4,958	3,758
Alternative minimum tax credit carryforward	371	741
General business credit carryforward	3,936	2,447
State tax credits	5,500	5,500
Net operating loss carryforwards	27,269	19,156
Operating lease obligation	46,525
Other	583	944
	94,488	36,400
Valuation allowances	(36,652)	(23,276)
	$57,836	$13,124
Deferred tax liabilities:
Prepaid services	(288)	(876)
Amortization of intangible assets	(7,760)	(9,519)
Depreciation of fixed assets	(7,534)	(5,322)
Right-of-use assets	(43,342)
	(58,924)	(15,717)
Net deferred tax assets (liabilities)	$(1,088)	$(2,593)

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company's financial results for the year ended December 31, 2019, include a net increase in valuation allowance of $13.4 million. The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of December 31, 2019, negative evidence outweighs positive evidence for the realization of deferred tax assets and as a result has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2019, the Company had approximately $123.5 million of federal net operating loss carryforwards, which will begin to expire in 2033. These net operating losses have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, in connection with the American Acquisition, the Company issued 4,046,494 shares of its common stock to a former American equity holder, which resulted in an “ownership change” under Section 382 that will generally limit the amount of net operating losses the Company can utilize annually. As of December 31, 2019, the Company has concluded that the American Acquisition will not result in a loss of net operating loss nor credit carryforwards.

Additionally, the Company had deferred tax assets of approximately $3.9 million related to general business credits. The general business credit carryforward begins to expire in 2037.

As of December 31, 2019, the Company’s 2017 tax year is under audit by the IRS.

As of December 31, 2019, the Company has no uncertain tax positions.

Note 11 – Employee Retirement and Benefit Plans

Defined contribution employee savings plans

Effective November 1, 2018 the Company combined its two qualified defined contribution employee savings plans. The Company’s qualified defined contribution employee savings plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company contributed approximately $0.6 million, $0.2 million and $0.2 million to its defined contribution employee savings plan during the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s contributions vest over a five-year period.

Pension plans

As of December 31, 2019, approximately 2,000 of the Company’s employees were members of various unions and covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $11.8 million, $11.0 million, and $2.1 million in expenses for these plans for the years ended December 31, 2019, 2018, and 2017, respectively. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:

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

The Company considers the following multiemployer pension plans to be significant:

				FIR/RP		Expiration Date
		Pension Protection		Status		Of Collective-
		Zone Status (1)		Pending/	Surcharge	Bargaining
Multiemployer Pension Plans	EIN/Plan Number	2018	2017	Implemented	Imposed	Agreement
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2020 and 3/31/2021
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2023

(1)	The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

The Company’s contributions to each multiemployer pension and benefit plans are as follows:

	December 31,
(In thousands)	2019	2018	2017
Multiemployer pension plans
Central Pension Fund of the IUOE and Participating Employers	$704	$753	$165
Southern Nevada Culinary and Bartenders Pension Plan	2,130	2,003	453
Other pension plans	198	191	45
Total contributions	$3,032	$2,947	$663
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$8,757	$7,807	$1,691
All other	4	6	2
Total contributions	$8,761	$7,813	$1,693

For the 2018 plan year, the latest period for which plan data is available, the Company made less than 5% of total contributions for all multiemployer pension plans to which the Company contributes.

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

The following table summarizes the fair value measurement information about the Company’s long-term debt:

	December 31, 2019
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loan	$772,000	$776,806	Level 2
Senior Notes due 2026	375,000	401,250	Level 2
Finance lease liabilities	12,463	12,463	Level 3
Notes payable	6,369	6,369	Level 3
Total debt	$1,165,832	$1,196,888

	December 31, 2018
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loans	$992,000	$952,300	Level 2
Finance lease liabilities	7,127	7,127	Level 3
Notes payable	1,111	1,111	Level 3
Total debt	$1,000,238	$960,538

The estimated fair value of the Company’s term loan and 2026 Notes is based on a relative value analysis performed as of December 31, 2019 and 2018. The finance lease liabilities and notes payable debt are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.

As of December 31, 2019, the Company’s Interest Rate Cap was outstanding with a notional amount of $650 million and an initial purchase price of $3.1 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of its Interest Rate Cap derivative to estimate fair value quarterly based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s Interest Rate Cap asset at December 31, 2018 was $5.0 million and it had no value as of December 31, 2019. As the Company elected to not apply hedge accounting, the change in fair value of its Interest Rate Cap was recorded in the consolidated statement of operations.

Business Combinations and Long-lived Assets

In connection with business combinations, the Company recognizes assets acquired and liabilities assumed at estimated fair value and adjusts liabilities for contingent consideration to estimates of fair value quarterly. For the Laughlin Acquisition and the American Acquisition, these amounts were finalized during the fourth quarter of 2019 and the second quarter of 2018, respectively. All value metrics and estimates utilize Level 3 inputs.

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

Fair value estimates of intangible assets are based on a variety of methods as follows:

Trade names – Primary reliance for estimating fair value of trade names is typically placed on a relief-from-royalty method and includes an estimate for a reasonable royalty rate (0.75% to 1.0% in the Laughlin Acquisition and 0.25% to 1.0% in the American Acquisition) that give consideration to third-party license agreements to determine an implied royalty rate. Estimated after-tax cash flows are discounted to present value utilizing a range of discount rates from 11.0% to 14.5% depending on the trade name, which reflects the risk of the cash flows related to the asset and the risk and uncertainty of the cash flows for the trade name relative to the overall business. The trade names associated with the Laughlin Acquisition and the American Acquisition were given an indefinite life.

Player and customer relationships – The estimated fair value of player and customer relationships acquired typically relies on an excess earnings method under the income approach and/or a cost-to-replace approach. After-tax cash flow discount rates have varied from 11.0% to 14.0%. The player relationships associated with the Laughlin Acquisition and the American Acquisition were given a useful life of two years and three years, respectively.

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

Non-compete agreements – The estimated fair value of non-compete agreements is generally based on the lost profits method under the income approach. It uses the difference between estimated future cash flows “With” and “Without” the non-compete agreements and probability factors associated with the assumptions. The non-compete agreements associated with the Laughlin Acquisition were given useful lives of five years.

Note 13 – Leases

Company as Lessee

The Company has operating and finance leases for offices, taverns, land, vehicles, slot machines and equipment. In addition, slot placement contracts in the form of space agreements at chain stores are accounted for as operating leases. Under chain store space agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its slots at business locations, which are recorded in gaming expenses. The leases, excluding land, have remaining lease terms of 1 year to 28 years, some of which include options to extend the leases for an additional 1 to 15 years. Some equipment leases and space agreements include options to terminate the lease with 60 days’ to 1 year’s notice. The Company leases slot machines from gaming equipment manufacturers under short-term agreements. Most of the slot machine leases have variable rent structures, with amounts determined based on the performance of those machines. Certain others are short-term in nature, with fixed payment amounts. The Company has an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated. The Company leases approximately 20 acres of land in Laughlin, Nevada for the Laughlin Event Center and four parcels of land in Pahrump, Nevada on which the Gold Town Casino is located.

The Company leases approximately 4.5 acres of undeveloped land in Carson City. Upon the adoption of Topic 842, the Company wrote off the associated ROU asset for this land lease of $9.0 million to its beginning balance of retained earnings as of January 1, 2019. The Company is also lessee for nine taverns and locations subject to space agreements that it does not plan to develop, operate, or sub-lease. The Company wrote off the associated ROU asset for these ten leases of $3.0 million to its beginning balance of retained earnings as of January 1, 2019.

The Company leases its office headquarters building from a related party. See Note 15, Related Party Transactions, for more detail.

The current and long-term obligations under finance leases are included in “current portion of long-term debt and finance leases” and “long-term debt, net and finance leases”, respectively. The majority of the finance leases relate to vehicles used within the Company’s Distributed Gaming business and equipment for the Company’s casinos.

The components of lease expense are as follows:

		Year Ended
(In thousands)	Classification	December 31, 2019
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$46,515
Variable lease cost	Operating and SG&A expenses	17,184
Short-term lease cost	Operating and SG&A expenses	6,617
Total operating lease cost		$70,316

Finance lease cost
Amortization of lease assets	Depreciation and amortization	$2,389
Interest on lease liabilities	Interest expense, net	439
Total finance lease cost		$2,828

Supplemental cash flow information related to leases is as follows:

Year Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,084
Operating cash flows from finance leases	429
Financing cash flows from finance leases	2,485

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$97,790
Finance leases	7,559

Supplemental balance sheet information related to leases is as follows:

(In thousands, except lease term and discount rate)	December 31, 2019
Operating leases
Operating lease right-of-use assets, gross	$226,884
Accumulated amortization	(23,353)
Operating lease right-of-use assets, net	$203,531

Current portion of operating leases	$33,883
Noncurrent operating leases	184,301
Total operating lease liabilities	$218,184

Finance leases
Property and equipment, gross	$19,920
Accumulated depreciation	(3,787)
Property and equipment, net	$16,133

Current portion of finance leases, net	$3,662
Noncurrent finance leases, net	8,801
Total finance lease liabilities	$12,463

The following presents additional information related to the Company’s leases as of December 31, 2019:

Weighted Average Remaining Lease Term
Operating leases	8.9 years
Finance leases	7.0 years

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	6.5%

Maturity of Lease Liabilities

As of December 31, 2019, maturities of lease liabilities were as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2020	$45,171	$4,442	$49,613
2021	43,653	3,953	47,606
2022	37,218	2,617	39,835
2023	31,540	529	32,069
2024	30,490	227	30,717
Thereafter	101,441	3,828	105,269
Total lease payments	289,513	15,596	305,109
Less: interest	(71,329)	(3,133)	(74,462)
Present value of lease liabilities	$218,184	$12,463	$230,647

As of December 31, 2019, the Company does not have any leases that have not yet commenced but that create significant rights and obligations.

Company as Lessor

Minimum and contingent operating lease income is as follows:

Year Ended
(In thousands)	December 31, 2019
Minimum rental income	$7,479
Contingent rental income	1,527
Total rental income	$9,006

Future minimum rental payments to be received under operating leases:

(In thousands)	Operating Leases
Remaining 2020	$4,261
2021	3,280
2023	2,433
2024	1,763
2025	826
Thereafter	1,720
Total future minimum rentals	$14,283

Disclosures related to periods prior to adoption of Topic 842

For the year ended December 31, 2018, operating lease rental expense, calculated on a straight-line basis, was $39.0 million, $1.6 million and $15.1 million for space agreements, related party leases and other operating leases, respectively. For the year ended December 31, 2017, operating lease rental expense, calculated on a straight-line basis, was $37.1 million, $2.0 million, and $13.4 million for space agreements, related party leases and other operating leases, respectively. The Company recorded rental revenue of $7.5 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, maturities of lease liabilities were as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2019	$55,859	$1,817	$57,676
2020	27,453	2,023	29,476
2021	23,041	1,405	24,446
2022	19,582	306	19,888
2023	16,115	253	16,368
Thereafter	103,436	7,644	111,080
Total minimum lease payments	$245,486	13,448	258,934
Less: interest		(6,321)	(6,321)
Present value of lease liabilities		$7,127	$252,613

Note 14 – Commitments and Contingencies

Participation and Revenue Share Agreements

In addition to the space agreements described above in Note 13, Leases, the Company also enters into slot placement contracts in the form of participation and revenue share agreements. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. During the years ended December 31, 2019, 2018 and 2017, the aggregate contingent payments recognized by the Company as gaming expenses under participation and revenue share agreements were $158.6 million, $147.7 million and $143.3 million, respectively, including $0.9 million, $0.9 million and $1.0 million, respectively, under participation and revenue share agreements with related parties, as described in Note 15, Related Party Transactions.

The Company also enters into amusement device and ATM placement contracts in the form of participation agreements. Under these agreements, the Company pays the business location a percentage of the non-gaming revenue generated from the Company’s amusement devices and ATMs placed at the location. During the years ended December 31, 2019, 2018 and 2017, the total contingent payments recognized by the Company as operating expenses for amusement devices and ATMs under such agreements were $1.5 million, $1.4 million and $1.4 million, respectively.

Collective Bargaining Agreements

As of December 31, 2019 the Company had approximately 8,000 employees, of which approximately 2,000 were covered by various collective bargaining agreements. One collective bargaining agreement expired in 2018, and was successfully renegotiated in the first quarter of 2020. The Company’s other collective bargaining agreements expire between 2020 and 2024. The Company cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to the Company.

Employment Agreements

The Company has entered into at-will employment agreements with certain of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $5.7 million for Mr. Sartini, $3.1 million for Charles H. Protell, $2.5 million for Stephen A. Arcana, $1.6 million for Sean T. Higgins, and $0.9 million for Blake L. Sartini II (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2019, subject to amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options, RSUs and PSUs).

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

On August 31, 2018, prior guests of The Strat filed a purported class action complaint against the Company in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss on February 21, 2019. The plaintiffs filed an appeal to the Supreme Court of Nevada on April 10, 2019. The Company, and other defendants, filed an appellate response brief on October 19, 2019.

While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, the Company believes that these proceedings should not have a material adverse effect on its financial position, results of operations or cash flows.

Note 15 – Related Party Transactions

As of December 31, 2019, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The lease for the Company’s office headquarters building expires on December 31, 2030. The rent expense for the office headquarters building during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $1.3 million, and $1.2 million, respectively. No amount was owed to the Company, and no amount was due and payable by the Company, under this lease as of December 31, 2019 and 2018. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2019, 2018 and 2017 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of December 31, 2019 and 2018. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

In November 2018, the Company entered into a lease agreement for office space in a building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease is intended to commence in 2020 and expires on December 31, 2030. The rent expense for the space is expected to be approximately $0.3 million per year. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building

One tavern location that the Company had previously leased from a related party was sold in the second quarter of 2019 to an unrelated third party. A second tavern location that the Company had previously leased from a related party was sold in 2018 to an unrelated third party. The rent expense for tavern locations leased from related parties (for the periods in which the leases were with related parties) was $0.2 million, $0.4 million and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. No amounts were owed to the Company, and no amount was due and payable by the Company, under such leases as of December 31, 2018. No tavern locations were leased from related parties as of December 31, 2019.

From time to time, the Company’s executive officers and employees use for Company business private aircraft that are owned by or leased to Sartini Enterprises, Inc., a company controlled by Mr. Sartini, pursuant to aircraft timesharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. that have been approved by the Audit Committee of the Board of Directors. The aircraft timesharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. During the years ended December 31, 2019, 2018, and 2017, the Company paid approximately $0.6 million, $0.6 million and $0.2 million, respectively. No amount was due and payable by the Company as of December 31, 2019 and less than $0.1 million was owed by the Company as of December 31, 2018, under the aircraft timesharing, co-user and cost-sharing agreements.

One of the distributed gaming locations at which the Company’s slots are located is owned in part by Sean T. Higgins, who serves as Executive Vice President of Government Affairs of the Company. This agreement was in place prior to Mr. Higgins’s joining the Company on March 28, 2016. Net revenues and gaming expenses recorded by the Company from the use of the Company’s slots at this location were $1.0 million and $0.9 million, respectively, during the year ended December 31, 2019, $1.0 million and $0.9 million, respectively, during the year ended December 31, 2018, and $1.1 million and $1.0 million, respectively, during the year ended December 31, 2017. De minimis amounts were owed to or due and payable by the Company as of December 31, 2019 and no amount was owed to or due and payable by the Company as of December 31, 2018, related to this agreement.

In connection with the Sartini Gaming merger, Lyle A. Berman, who serves on the Board of the Directors of the Company, entered into a three-year consulting agreement with the Company pursuant to which the Company paid his wholly-owned consulting firm $200,000 annually, plus reimbursements for certain health insurance, administrative assistant and office costs. Expenses recorded by the Company for the agreement with Mr. Berman were less than $0.1 million for the year ended December 31, 2018 and $0.2 million for the year ended December 31, 2017. The consulting agreement expired on July 31, 2018.

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

The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, acquisition and severance expenses, loss (gain) on disposal of property and equipment, share-based compensation, preopening and related expenses, change in fair value of derivative, and other gains and losses, calculated before corporate overhead (which is not allocated to each segment).

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Year Ended December 31, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$284,027	$294,776	$—	$578,803
Food and beverage	148,970	53,963	—	202,933
Rooms	132,193	—	—	132,193
Other	50,211	8,500	770	59,481
Total revenues	$615,401	$357,239	$770	$973,410

Net income (loss)	$80,179	$28,365	$(148,089)	$(39,545)
Depreciation and amortization	92,918	22,035	1,639	116,592
Preopening and related expenses (1)	2,723	1,482	343	4,548
Acquisition and severance expenses	575	35	2,878	3,488
Asset disposal and other writedowns	1,124	(200)	385	1,309
Share-based compensation	11	5	10,108	10,124
Other, net	405	52	1,759	2,216
Interest expense, net	581	73	73,566	74,220
Loss on extinguishment and modification of debt	—	—	9,150	9,150
Change in fair value of derivative	—	—	4,168	4,168
Income tax benefit	—	—	(1,876)	(1,876)
Adjusted EBITDA	$178,516	$51,847	$(45,969)	$184,394

	Year Ended December 31, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$246,623	$278,553	$—	$525,176
Food and beverage	119,636	50,817	—	170,453
Rooms	106,805	—	—	106,805
Other	40,885	7,697	778	49,360
Total revenues	$513,949	$337,067	$778	$851,794

Net income (loss)	$82,556	$25,870	$(129,340)	$(20,914)
Depreciation and amortization	72,242	20,604	1,610	94,456
Preopening expenses (1)	170	365	636	1,171
Acquisition and severance expenses	289	38	3,413	3,740
Loss on disposal of property and equipment	2,893	443	—	3,336
Share-based compensation	37	3	9,948	9,988
Other, net	188	408	492	1,088
Interest expense, net	110	93	63,825	64,028
Change in fair value of derivative	—	—	(1,786)	(1,786)
Income tax provision	—	—	9,639	9,639
Adjusted EBITDA	$158,485	$47,824	$(41,563)	$164,746

	Year Ended December 31, 2017
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$109,097	$272,299	$—	$381,396
Food and beverage	34,373	46,931	—	81,304
Rooms	24,163	—	—	24,163
Other	11,416	8,276	583	20,275
Total revenues	$179,049	$327,506	$583	$507,138

Net income (loss)	$30,351	$29,210	$(57,477)	$2,084
Depreciation and amortization	19,544	19,601	1,641	40,786
Preopening expenses (1)	—	1,234	398	1,632
Acquisition and severance expenses	636	—	5,547	6,183
Loss on disposal of property and equipment	17	414	10	441
Share-based compensation	—	—	8,754	8,754
Other operating, net	361	(240)	1,339	1,460
Gain on contingent consideration	—	(1,719)	—	(1,719)
Interest expense, net	(17)	390	19,225	19,598
Loss on extinguishment of debt	—	—	1,708	1,708
Change in fair value of derivative	—	—	(178)	(178)
Income tax benefit	—	—	(7,921)	(7,921)
Adjusted EBITDA	$50,892	$48,890	$(26,954)	$72,828

(1)

Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the True Rewards loyalty program.

Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at December 31, 2019	$1,204,574	$482,294	$54,049	$1,740,917

Balance at December 31, 2018	$1,006,292	$299,697	$60,580	$1,366,569

Capital Expenditures

The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Casinos(1)	Distributed Gaming(2)	Corporate and Other	Consolidated
For the year ended December 31, 2019	$83,382	$19,185	$4,700	$107,267

For the year ended December 31, 2018	$45,634	$15,942	$6,599	$68,175

For the year ended December 31, 2017	$9,665	$18,011	$1,787	$29,463

(1)

Capital expenditures in the Casinos segment exclude non-cash purchases of property and equipment of approximately $19.1 million, $8.8 million, and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)

Capital expenditures in the Distributed Gaming segment exclude non-cash purchases of property and equipment of approximately $3.6 million, $3.5 million, and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 17 – Selected Quarterly Financial Information (Unaudited):

The following tables present selected quarterly financial information:

	Year ended December 31, 2019
	First (1)	Second	Third (2)	Fourth (2)
(In thousands, except per share amounts)
Revenues	$239,892	$248,070	$243,314	$242,134
Income from operations	11,714	14,022	9,881	10,500
Net loss	(8,018)	(14,408)	(9,447)	(7,672)
Basic loss per share	$(0.29)	$(0.52)	$(0.34)	$(0.28)
Diluted loss per share	$(0.29)	$(0.52)	$(0.34)	$(0.28)

	Year ended December 31, 2018
	First	Second	Third	Fourth (2)
(In thousands, except per share amounts)
Revenues	$214,789	$216,543	$210,337	$210,125
Income from operations	16,681	19,095	9,723	5,468
Net income (loss)	3,930	3,594	(3,124)	(25,314)
Basic income (loss) per share	$0.14	$0.13	$(0.11)	$(0.90)
Diluted income (loss) per share (2)	$0.13	$0.12	$(0.11)	$(0.90)

(1)	Results included the operating results of the Laughlin Entities from January 14, 2019, following the completion of the Laughlin Acquisition.

(2)

For all four quarters of 2019 and the third and fourth quarters of 2018, the Company generated a net loss. Accordingly, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding and diluted loss per share for this period. The number of potential common share equivalents was 1,048, 740, 730 and 1,168 for the first, second, third and fourth quarters of 2019, respectively. The number of potential common share equivalents was 1,870 and 1,028 for the third and fourth quarters of 2018, respectively.

Because net income (loss) per share amounts are calculated using the weighted-average number of common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters in the tables above may not equal the total net income (loss) per share amounts for the year.

Note 18 – Subsequent Events

The Company's management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2019.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

As discussed elsewhere in this Annual Report on Form 10-K, on January 14, 2019, we acquired the Laughlin Entities. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting includes only the internal control activities of the Laughlin Entities related to accounts payable and property and equipment.

We have included the financial results of the Laughlin Entities in the consolidated financial statements from the date of acquisition. Total revenue from the Laughlin Entities excluded from our assessment of internal controls represented approximately 9.3% of our consolidated total revenue in 2019. The Laughlin Entities’ total assets, excluding property and equipment, goodwill and intangibles, totaled 1.0% of total consolidated assets as of December 31, 2019.

c.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2020 annual meeting of shareholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

The following table provides certain information as of December 31, 2019 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
Golden Entertainment, Inc. 2015 Incentive Award Plan(1)	2,994,527	$11.80	1,280,100
2007 Lakes Stock Option and Compensation Plan	131,994	7.35	—
Total	3,126,521	$11.61	1,280,100

(1)

As of December 31, 2019, we had 661,258 RSUs and 376,328 PSUs outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

GOLDEN ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2019	$23,276	$13,376	$—	$36,652
Year Ended December 31, 2018	6,983	16,293	—	23,276
Year Ended December 31, 2017	18,109	—	(11,126)	6,983

(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Membership Interest Purchase Agreement, dated as of June 10, 2017, by and among Golden Entertainment, Inc., W2007/ACEP Managers Voteco, LLC, and W2007/ACEP Holdings, LLC.	8-K	000-24993	2.1	6/12/2017

2.2	Purchase Agreement, dated as of July 14, 2018, by and between Golden Entertainment, Inc. and Marnell Gaming, LLC	8-K	000-24993	2.1	7/16/2018

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Fifth Amended and Restated Bylaws of Golden Entertainment, Inc.	8-K	000-24993	3.2	8/4/2015

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of April 15, 2019, between Golden Entertainment, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee	10-Q	000-24993	4.1	5/10/2019

4.2	Form of 7.625% Senior Note due 2026 of Golden Entertainment, Inc. (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 10, 2019)	10-Q	000-24993	4.1	5/10/2019

4.3	Description of Registered Securities					X

10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.2	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.3	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.4	Stockholders Agreement, dated as of January 14, 2019, by and between Golden Entertainment, Inc. and the stockholders party thereto.	8-K	000-24993	10.1	1/15/2019

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.5	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.6	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Lyle A. Berman	8-K	000-24993	10.3	8/4/2015

10.7#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.7.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.7.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

10.8#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.8.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

10.8.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

10.8.3#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.1	11/8/2019

10.9#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

10.9.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.12.1	3/14/2016

10.9.2#	Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.11.2	3/16/2017

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.9.3#	Third Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Stephen Arcana	10-Q	000-24993	10.2	5/10/2018

10.10#	Employment Agreement, dated as of October 11, 2016, by and between Golden Entertainment, Inc. and Sean Higgins	10-K	000-24993	10.14	3/16/2017

10.11#	Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-K	000-24993	10.15	3/16/2017

10.11.1#	First Amendment to Amended and Restated Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.4	5/10/2018

10.12#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.12.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.12.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.12.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.13#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.13.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.13.2#	From of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.13.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.13.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

10.14#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

21	Subsidiaries of Golden Entertainment, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Calculation Definition Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
Registrant

By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and
Chief Executive Officer

Dated as of March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2020.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board
Blake L. Sartini	and Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES H. PROTELL	President and
Charles H. Protell	Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS E. HAAS	Senior Vice President of
Thomas E. Haas	Accounting (Principal Accounting Officer)

/s/ LYLE A. BERMAN	Director
Lyle A. Berman

/s/ ANN DOZIER	Director
Ann Dozier

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ ANTHONY A. MARNELL III	Director
Anthony A. Marnell III

/s/ ROBERT L. MIODUNSKI	Director
Robert L. Miodunski

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright