Form 10-Q
period 2020-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2020-05-08
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the registrant had 28,050,707 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$301,768	$111,678
Accounts receivable, net of allowance of $568 and $599, respectively	11,979	16,247
Prepaid expenses	20,620	19,879
Inventories	7,130	8,237
Other	5,038	4,388
Total current assets	346,535	160,429
Property and equipment, net	1,040,974	1,046,536
Operating lease right-of-use assets, net	196,434	203,531
Goodwill	177,864	184,325
Intangible assets, net	129,468	135,151
Other assets	10,993	10,945
Total assets	$1,902,268	$1,740,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$8,041	$8,497
Current portion of operating leases	33,713	33,883
Accounts payable	29,938	30,146
Accrued taxes, other than income taxes	5,992	7,495
Accrued payroll and related	22,597	27,221
Accrued liabilities	32,089	25,522
Total current liabilities	132,370	132,764
Long-term debt, net and finance leases	1,329,555	1,130,374
Non-current operating leases	177,464	184,301
Deferred income taxes	1,511	1,088
Other long-term obligations	2,517	2,646
Total liabilities	1,643,417	1,451,173
Commitments and contingencies (Note 10)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 28,051 and 27,879 common shares issued and outstanding, respectively	281	279
Additional paid-in capital	463,368	461,643
Accumulated deficit	(204,798)	(172,178)
Total shareholders' equity	258,851	289,744
Total liabilities and shareholders' equity	$1,902,268	$1,740,917

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Gaming	$127,215	$143,792
Food and beverage	41,547	49,758
Rooms	25,605	31,287
Other	12,790	15,055
Total revenues	207,157	239,892
Expenses
Gaming	78,112	82,348
Food and beverage	34,887	38,214
Rooms	13,955	14,401
Other operating	5,127	6,434
Selling, general and administrative	47,610	56,947
Depreciation and amortization	31,156	27,265
Impairment of goodwill	6,461	—
Acquisition and severance expenses	2,976	1,544
Loss on disposal of assets	589	247
Preopening expenses	105	778
Total expenses	220,978	228,178
Operating (loss) income	(13,821)	11,714
Non-operating expense
Interest expense, net	(18,746)	(18,135)
Change in fair value of derivative	(1)	(2,248)
Total non-operating expense, net	(18,747)	(20,383)
Loss before income tax (provision) benefit	(32,568)	(8,669)
Income tax (provision) benefit	(52)	651
Net loss	$(32,620)	$(8,018)

Weighted-average common shares outstanding
Basic	27,930	27,570
Dilutive impact of stock options and restricted stock units	—	—
Diluted	27,930	27,570
Net loss per share
Basic	$(1.17)	$(0.29)
Diluted	$(1.17)	$(0.29)

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	27,879	$279	$461,643	$(172,178)	$289,744
Proceeds from issuance of common stock, net of issuance costs	172	2	—	—	2
Share-based compensation	—	—	2,153	—	2,153
Tax benefit from share-based compensation	—	—	(428)	—	(428)
Net loss	—	—	—	(32,620)	(32,620)
Balances, March 31, 2020	28,051	$281	$463,368	$(204,798)	$258,851

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	26,779	$268	$435,245	$(120,361)	$315,152
Cumulative effect of change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Proceeds from issuance of common stock, net of issuance costs	53	—	—	—	—
Share-based compensation	—	—	4,140	—	4,140
Share issuance related to business combination	911	9	16,599	—	16,608
Tax benefit from share-based compensation	—	—	(288)	—	(288)
Net loss	—	—	—	(8,018)	(8,018)
Balances, March 31, 2019	27,743	$277	$455,696	$(140,651)	$315,322

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(32,620)	$(8,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,156	27,265
Impairment of goodwill	6,461	—
Share-based compensation	2,153	4,140
Amortization of debt issuance costs and discounts on debt	1,113	1,261
Loss on disposal of assets	589	247
Change in fair value of derivative	1	2,248
Deferred income taxes	423	(651)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,268	(1,734)
Income taxes receivable	(370)	193
Prepaid expenses	(755)	(980)
Inventories and other current assets	827	527
Other assets	(55)	411
Accounts payable and other accrued expenses	(492)	277
Accrued taxes, other than income taxes	(1,503)	1,523
Other liabilities	(39)	54
Net cash provided by operating activities	11,157	26,763
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(18,541)	(27,094)
Acquisition of business, net of cash acquired	—	(148,952)
Proceeds from disposal of property and equipment	353	26
Other investing activities	—	(45)
Net cash used in investing activities	(18,188)	(176,065)
Cash flows from financing activities
Borrowings under revolving credit facility	200,000	145,000
Repayments of term loan	—	(2,000)
Repayments of notes payable	(1,824)	(855)
Principal payments under finance leases	(629)	(367)
Tax withholding on share-based payments	(428)	(288)
Proceeds from exercise of common stock	2	—
Net cash provided by financing activities	197,121	141,490
Cash and cash equivalents
Change in cash and cash equivalents	190,090	(7,812)
Balance, beginning of period	111,678	116,071
Balance, end of period	$301,768	$108,259
Supplemental cash flow disclosures
Cash paid for interest	$2,952	$16,579
Cash received for income taxes, net	—	(193)
Non-cash investing and financing activities
Payables incurred for capital expenditures	$2,292	$4,064
Impairment of right-of-use asset	—	12,272
Common stock issued in connection with acquisition	—	16,608

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

The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casinos segment involves the operation of ten resort casino properties in Nevada and Maryland, comprising:

The STRAT Hotel, Casino & SkyPod ("The Strat")	Las Vegas, Nevada
Arizona Charlie's Boulder	Las Vegas, Nevada
Arizona Charlie's Decatur	Las Vegas, Nevada
Aquarius Casino Resort ("Aquarius")	Laughlin, Nevada
Colorado Belle Hotel & Casino Resort ("Colorado Belle")	Laughlin, Nevada
Edgewater Hotel & Casino Resort ("Edgewater")	Laughlin, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino ("Pahrump Nugget")	Pahrump, Nevada
Rocky Gap Casino Resort ("Rocky Gap")	Flintstone, Maryland

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. The disease has since spread rapidly across the world, causing the World Health Organization to declare COVID-19 a pandemic on March 12, 2020. Since that time, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the States in which the Company operates, to implement closures of non-essential operations to contain the spread of the virus. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following executive orders issued by the Governors of Nevada, Maryland, and Montana, in the week of March 16, 2020, all of the Company’s properties were temporarily closed to the public and the Company’s Distributed Gaming operations at third party locations were suspended. Although the Company’s Distributed Gaming operations in Montana resumed on May 4, 2020, the Company cannot predict when any of its closed properties will be able to reopen and on what conditions, nor when its Distributed Gaming operations in Nevada will be able to resume. The disruptions arising from the COVID-19 pandemic had a significant adverse impact on the Company's financial condition and results of operations during the three months ended March 31, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 pandemic will end, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of customers to spend on travel and entertainment.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, please refer to the audited consolidated financial statements of the Company for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

For all periods, basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding. Diluted net loss per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net loss by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net losses for the three months ended March 31, 2020 and 2019, the effect of all potential common share equivalents was anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. The amount of potential common share equivalents excluded were 1,141,739 and 1,047,804 for three months ended March 31, 2020 and 2019, respectively.

Accounting Standards Issued and Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“Topic 326”). The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted the standard as of January 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“Topic 820”). The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the standard as of January 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The Company adopted the standard as of January 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

Accounting Standards Issued but Not Yet Adopted

No recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company’s financial statements.

Note 2 – Acquisitions

Laughlin Acquisition

On January 14, 2019, the Company completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance of 911,002 shares of the Company’s common stock to certain assignees of Marnell (the “ Laughlin Acquisition”). The results of operations of the Laughlin Entities are included in the Company’s results subsequent to the acquisition date.

The Laughlin Acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”), which, among other things, establishes that equity issued to effect the acquisition be measured at the closing date of the transaction at the then-current market price.

Under ASC 805, the purchase price of the acquisition is allocated to the identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date which are determined in accordance with the applicable accounting guidance for business combinations and with the services of third-party valuation consultants. The excess of the purchase price over the fair values was recorded as goodwill and is expected to be deductible for tax purposes. The determination of the fair value of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) was completed in the fourth quarter of 2019.

Note 3 – Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Land	$125,240	$125,240
Building and site improvements	922,258	880,662
Furniture and equipment	241,162	222,938
Construction in process	9,821	49,869
Property and equipment	1,298,481	1,278,709
Less: Accumulated depreciation	(257,507)	(232,173)
Property and equipment, net	$1,040,974	$1,046,536

Depreciation expense for property and equipment, including finance leases, was $25.5 million and $21.5 million for the three months ended March 31, 2020 and 2019, respectively.

The Company concluded that the impact of the current COVID-19 pandemic on operations and financial results is an indicator that impairment may exist related to its long-lived assets. As a result, the Company performed an impairment assessment and determined that there was no impairment on long-lived assets.

Note 4 – Goodwill and Intangible, Net

The Company concluded that the impact of the current COVID-19 pandemic on operations and financial results is an indicator that impairment may exist related to its goodwill and other intangible assets. As a result, the Company performed an impairment assessment on goodwill and intangibles. As a result of these impairment assessments, the Company determined that there was an impairment of the goodwill in its Casinos segment and recognized a non-cash impairment of goodwill of $6.5 million. There was no impairment of the remaining goodwill or other intangible assets.

The estimated fair value of goodwill was determined using discounted cash flow models which utilized Level 3 inputs as follows: discount rate of 12.0%; long-term revenue growth rate of 3.0%. The impairment charge is included in “Impairment of goodwill” on the consolidated statements of operations.

The following table summarizes goodwill activity by reportable segment:

(In thousands)	Casinos	Distributed Gaming	Total Goodwill
Balance, December 31, 2019	$86,466	$97,859	$184,325
Goodwill impairment	(6,461)	—	(6,461)
Balance, March 31, 2020	$80,005	$97,859	$177,864

	March 31, 2020
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$53,690	$—	$53,690
Trade names	Indefinite	960	—	960
Other	Indefinite	185	—	185
		54,835	—	54,835
Amortizing intangible assets
Customer relationships	9.8 years	81,104	(25,608)	55,496
Player relationships	1.7 years	42,989	(30,139)	12,850
Non-compete agreements	2 years	9,840	(5,946)	3,894
Gaming license	8.1 years	2,100	(963)	1,137
In-place lease value	1.1 years	1,171	(717)	454
Leasehold interest	1.4 years	570	(384)	186
Other	6.1 years	1,814	(1,198)	616
		139,588	(64,955)	74,633
Balance, March 31, 2020		$194,423	$(64,955)	$129,468

Intangible assets, net, consisted of the following:

	December 31, 2019
	Weighted-	Gross
	Average Life	Carrying	Cumulative	Intangible
(In thousands)	Remaining	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Gaming licenses	Indefinite	$53,690	$—	$53,690
Trade names	Indefinite	960	—	960
Liquor Licenses	Indefinite	185	—	185
		54,835	—	54,835
Amortizing intangible assets
Customer relationships	10.0 years	81,105	(24,140)	56,965
Player relationships	2.0 years	42,990	(26,649)	16,341
Non-compete agreements	2.2 years	9,840	(5,467)	4,373
Gaming licenses	8.3 years	2,100	(929)	1,171
In-place lease value	1.3 years	1,301	(724)	577
Leasehold interest	1.6 years	570	(345)	225
Other	6.3 years	1,814	(1,150)	664
		139,720	(59,404)	80,316
Balance, December 31, 2019		$194,555	$(59,404)	$135,151

The Rocky Gap gaming license is being amortized over its 15 year term.

Total amortization expense related to intangible assets was $5.6 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively. Estimated future amortization expense related to intangible assets, is as follows:

(In thousands)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Estimated amortization expense	$15,342	$8,054	$7,479	$7,367	$6,472	$29,919	$74,633

Note 5 – Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Gaming liabilities	$10,894	$12,353
Interest	14,579	6,562
Deposits	2,329	2,734
Other accrued liabilities	4,287	3,873
Total accrued and other current liabilities	$32,089	$25,522

Note 6 – Long-Term Debt

Long-term debt, net, consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Term loan	$772,000	$772,000
Revolving credit facility	200,000	—
Senior notes due 2026	375,000	375,000
Finance lease liabilities	11,510	12,463
Notes payable	4,935	6,369
Total long-term debt	1,363,445	1,165,832
Less unamortized discount	(18,068)	(18,885)
Less unamortized debt issuance costs	(7,781)	(8,076)
	1,337,596	1,138,871
Less current maturities	(8,041)	(8,497)
Long-term debt, net	$1,329,555	$1,130,374

Senior Secured Credit Facility

As of March 31, 2020, the Company’s senior secured credit facility consisted of a $1.0 billion senior secured first lien credit facility (consisting of an $800 million term loan and a $200 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”).

On March 16, 2020, the Company fully drew the available capacity of $200 million under its revolving credit facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. In accordance with the terms of the revolving credit facility, the proceeds from these borrowings may be used for working capital, general corporate or other permitted purposes.

As of March 31, 2020, the Company had $772 million in principal amount of outstanding term loan borrowings under its Credit Facility, no letters of credit outstanding under the Credit Facility, and $200 million in principal amount of borrowings outstanding under its revolving credit facility.

As of March 31, 2020, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 3.9%.

The revolving credit facility matures on October 20, 2022, and the term loan under the Credit Facility matures on October 20, 2024. The term loan under the Credit Facility is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity.

The Company was in compliance with its financial covenants under the Credit Facility as of March 31, 2020.

Senior Notes due 2026

On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Notes”) in a private placement to institutional buyers at face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.

Note 7 – Stockholders’ Equity and Stock Incentive Plans

Share Repurchase Program

On March 12, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2020, the Company had not repurchased any shares under the March 12, 2019 authorization.

Stock Options

The following table summarizes the Company’s stock option activity:

	Stock Options
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	3,126,521	$11.61
Granted	—	$—
Exercised	(40,000)	$2.07
Cancelled	(5,312)	$12.88
Expired	(146,972)	$26.70
Outstanding at March 31, 2020	2,934,237	$10.99
Exercisable at March 31, 2020	2,653,323	$10.76

Share-based compensation expense, net related to stock options was $0.6 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s unrecognized share-based compensation expense related to stock options was approximately $1.5 million as of March 31, 2020, which is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares(1)	Date Fair Value
Outstanding at January 1, 2020	661,258	$16.44	376,328	$20.65
Granted	387,274	$8.86	387,274	$8.86
Vested	(178,801)	$18.72	(5,254)	$28.72
Cancelled	(7,561)	$19.41	(32,235)	$—
Outstanding at March 31, 2020	862,170	$12.53	726,113	$13.94

(1)

The number of shares for 62,791 of the PSUs listed as outstanding at January 1, 2020 represents the actual number of PSUs granted to each recipient eligible to vest if the Company meets its performance goals for the applicable period. The number of shares for the remainder of the PSUs listed as outstanding at January 1, 2020 and for all of the PSUs granted in 2020 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.

Additionally, 108,957 of the PSUs listed as outstanding at January 1, 2020 represent PSUs granted in March 2018 (the “2018 PSU Awards”). During the first quarter of 2020, the Company’s financial results for the applicable performance goals were certified, with 70.4% of the “target” number of PSUs for the 2018 PSU Awards “earned” based on the Company’s performance, subject to one additional year of time-based vesting. Accordingly, the total number of PSUs granted in the 2018 PSU Awards that are eligible to vest was reduced by 32,235 shares from 108,957 shares to 76,722 shares.

Share-based compensation expense, net related to RSUs was $1.0 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. Share-based compensation expense related to PSUs was $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was $8.6 million and $5.8 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.4 years for RSUs and PSUs, respectively.

As of March 31, 2020, a total of 1,731,800 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which includes the annual increase in the number of shares available for grant on January 1, 2020 of 1,066,403 shares.

Note 8 – Income Tax

The Company’s effective tax rate was (0.2)% and 7.9% for the three months ended March 31, 2020 and 2019, respectively.

Income tax expense of $0.1 million for the three months ended March 31, 2020 was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the first three months of 2020. Income tax benefit of $0.7 million for the three months ended March 31, 2019 was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the first three months of 2019.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis.

As of March 31, 2020, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.

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

The following table summarizes the fair value measurement information about the Company’s long-term debt:

	March 31, 2020
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loan	$772,000	$590,580	Level 2
Revolving credit facility	200,000	153,000	Level 2
Senior notes due 2026	375,000	247,500	Level 2
Finance lease liabilities	11,510	11,510	Level 3
Notes payable	4,935	4,935	Level 3
Total debt	$1,363,445	$1,007,525

	December 31, 2019
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term loan	$772,000	$776,806	Level 2
Senior notes due 2026	375,000	401,250	Level 2
Finance lease liabilities	12,463	12,463	Level 3
Notes payable	6,369	6,369	Level 3
Total debt	$1,165,832	$1,196,888

The estimated fair value of the Company’s term loan, revolving credit facility and 2026 Notes is based on a relative value analysis performed as of March 31, 2020 and December 31, 2019. The finance lease liabilities and notes payable debt are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.

As of March 31, 2020, the Company had an interest rate cap agreement that was outstanding with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of the interest rate cap agreement to estimated fair value quarterly based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s interest rate cap agreement was immaterial as of March 31, 2020 and December 31, 2019. As the Company elected to not apply hedge accounting, the change in fair value of its interest rate cap agreement was recorded in the consolidated statement of operations.

Note 10 – Commitments and Contingencies

Participation and Revenue Share Agreements

The Company enters into slot placement contracts in the form of participation and revenue share agreements. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. During the three months ended March 31, 2020 and 2019, the aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $36.0 million and $38.6 million, respectively, in each case including $0.2 million under revenue share and participation agreements with related parties, as described in Note 11, Related Party Transactions.

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

On August 5, 2015 a prior employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission (“EEOC”) and subsequently filed an Amended Charge of Discrimination on January 2016 alleging that the Company engaged in disability discrimination under the Americans with Disabilities Act of 1990. In late 2019 the EEOC issued a Letter of Determination and invited the Company to participate in a mediation on behalf of the plaintiff and similarly situated parties to work toward a resolution of this matter. This request to mediate has been extended through May 2020 and no mediation date has been set. The EEOC is requesting financial recovery as well as requesting the Company update policies and procedures and the Company is preparing for future mediation.

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

The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill, acquisition and severance expenses, preopening and related expenses, asset disposals and other writedowns, share-based compensation expenses, and change in fair value of derivative, calculated before corporate overhead (which is not allocated to each segment).

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$61,905	$65,310	$—	$127,215
Food and beverage	29,805	11,742	—	41,547
Rooms	25,605	—	—	25,605
Other	10,655	1,932	203	12,790
Total revenues	$127,970	$78,984	$203	$207,157

Net income (loss)	$(2,938)	$604	$(30,286)	$(32,620)
Depreciation and amortization	24,713	5,865	578	31,156
Impairment of goodwill	6,461	—	—	6,461
Acquisition and severance expenses	2,417	478	81	2,976
Preopening and related expenses(1)	225	—	105	330
Asset disposals and other writedowns	627	(38)	—	589
Share-based compensation	—	—	2,246	2,246
Other, net	47	197	113	357
Interest expense, net	245	15	18,486	18,746
Change in fair value of derivative	—	—	1	1
Income tax provision	—	—	52	52
Adjusted EBITDA	$31,797	$7,121	$(8,624)	$30,294

	Three Months Ended March 31, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$70,885	$72,907	$—	$143,792
Food and beverage	36,442	13,316	—	49,758
Rooms	31,287	—	—	31,287
Other	12,760	2,134	161	15,055
Total revenues	$151,374	$88,357	$161	$239,892

Net income (loss)	$22,689	$7,606	$(38,313)	$(8,018)
Depreciation and amortization	21,643	5,329	293	27,265
Acquisition and severance expenses	286	26	1,232	1,544
Preopening and related expenses(1)	1,654	566	12	2,232
Asset disposals and other writedowns	256	(9)	390	637
Share-based compensation	11	5	4,168	4,184
Other, net	11	—	853	864
Interest expense, net	52	16	18,067	18,135
Change in fair value of derivative	—	—	2,248	2,248
Income tax benefit	—	—	(651)	(651)
Adjusted EBITDA	$46,602	$13,539	$(11,701)	$48,440

(1)

Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards loyalty program.

Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at March 31, 2020	$1,175,915	$439,281	$287,072	$1,902,268

Balance at December 31, 2019	$1,204,574	$482,294	$54,049	$1,740,917

Note 12 – Related Party Transactions

As of March 31, 2020, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The lease for the Company’s office headquarters building expires on December 31, 2030. The rent expense for the office headquarters building was $0.3 million for each of the three months ended March 31, 2020 and 2019. No amount was owed to the Company, and no amount was due and payable by the Company, under this lease as of March 31, 2020 and December 31, 2019. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. Rental income during each of the three months ended March 31, 2020 and 2019 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of March 31, 2020 and December 31, 2019. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

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

One tavern location that the Company had previously leased from a related party was sold in the second quarter of 2019 to an unrelated third party. The rent expense for the tavern location leased from a related party (for the period in which the lease was with a related party) was $0.1 million for the three months ended March 31, 2019. No tavern locations were leased from related parties during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company paid $0.1 million and $0.2 million, respectively, under aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. a company controlled by Mr. Sartini. The Company owed less than $0.1 million under the aircraft time-sharing, co-user and cost-sharing agreements as of March 31, 2020 and no amount was owed to the Company as of December 31, 2019.

During the three months ended March 31, 2020 and 2019, the Company recorded revenues of $0.3 million and $0.2 million, respectively, and the Company recorded gaming expenses of $0.2 million in each period, related to the use of the Company’s slots at a distributed gaming location owned in part by Sean T. Higgins, who serves as the Company’s Executive Vice President of Government Affairs. De minimis amounts were owed to the Company and were due and payable by the Company related to this arrangement as of March 31, 2020 and December 31, 2019.

Note 13 – Subsequent Events

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months ended March 31, 2020. Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. While the Company is not able to estimate the impact of COVID-19 at this time, the pandemic could materially affect the Company’s financial and operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the impact of the COVID-19 pandemic on our business; cost savings, synergies, growth opportunities and other financial and operating benefits of our casino and other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments, including government-mandated closures or travel restrictions; our ability to realize the anticipated cost savings, synergies and other benefits of our casino and other acquisitions, including the casinos we recently acquired in Las Vegas and Laughlin, Nevada, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; , and other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Casinos

We own and operate ten resort casino properties in Nevada and Maryland. The following table sets forth certain information regarding our properties as of March 31, 2020:

	Location	Slot Machines	Table Games	Hotel Rooms	Race and Sport Book	Bingo (seats)
Nevada Casinos
The STRAT Hotel, Casino & SkyPod ("The Strat")	Las Vegas, NV	748	44	2,429	1	—
Arizona Charlie's Boulder	Las Vegas, NV	824	—	303	1	approx. 400
Arizona Charlie's Decatur	Las Vegas, NV	1,013	10	259	1	approx. 400
Aquarius Casino Resort ("Aquarius")	Laughlin, NV	1,166	33	1,906	1	—
Colorado Belle Hotel & Casino Resort ("Colorado Belle")	Laughlin, NV	663	16	1,102	1	—
Edgewater Hotel & Casino Resort ("Edgewater")	Laughlin, NV	703	20	1,052	1	—
Gold Town Casino	Pahrump, NV	226	—	—	—	—
Lakeside Casino & RV Park	Pahrump, NV	168	—	—	—	approx. 100
Pahrump Nugget Hotel Casino ("Pahrump Nugget")	Pahrump, NV	402	9	69	1	approx. 200
Maryland Casino
Rocky Gap Casino Resort ("Rocky Gap")	Flintstone, MD	665	16	198	—	—
Totals		6,578	148	7,318	7

•

The Strat: The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. As of March 31, 2020, in addition to hotel rooms and gaming in an 80,000 square foot casino, The Strat offered nine restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. As of March 31, 2020, in addition to hotel rooms, gaming and bingo facilities, Arizona Charlie’s Boulder casino offered four restaurants and an RV park with approximately 220 RV hook-up sites and Arizona Charlie’s Decatur casino offered five restaurants.

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. As of March 31, 2020, in addition to hotel rooms and gaming, the Aquarius had eight restaurants, the Colorado Belle offered three restaurants, and the Edgewater offered six restaurants and dedicated entertainment venues, including the Laughlin Event Center.

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. As of March 31, 2020, in addition to hotel rooms, gaming and bingo facilities at our Pahrump casino properties, Pahrump Nugget offered a bowling center and our Lakeside Casino & RV Park offered 160 RV hook-up sites.

•

Rocky Gap Casino Resort: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland DNR under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of March 31, 2020, in addition to hotel rooms and gaming, Rocky Gap offered three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort and includes an event and conference center.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of March 31, 2020, our distributed gaming operations comprised approximately 11,000 slots in over 1,000 locations.

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of March 31, 2020, we owned and operated 66 branded taverns, which offered a total of over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, Sierra Junction and SG Bar.

COVID-19 Pandemic

In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. The disease has since spread rapidly across the world, causing the World Health Organization to declare COVID-19 a pandemic on March 12, 2020. Since that time, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the States in which the Company operates, to implement closures of non-essential operations to contain the spread of the virus. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following executive orders issued by the Governors of Nevada, Maryland and Montana, in the week of March 16, 2020, all of our properties were temporarily closed to the public and our Distributed Gaming operations at third party locations were suspended. Although our Distributed Gaming operations in Montana resumed on May 4, 2020, we cannot predict when any of our closed properties will be able to reopen and on what conditions, nor when our Distributed Gaming operations in Nevada will be able to resume.

The disruptions arising from the COVID-19 pandemic had a significant adverse impact on our financial condition and results of operations during the three months ended March 31, 2020. The duration of the global health emergency and the related disruptions is uncertain. In connection with the reopening of our casino properties, we anticipate that social distancing requirements will include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty around the impact that the COVID-19 pandemic will have on our operations in the months that follow reopening. Given the dynamic nature of these circumstances, the impact on our results of operations, cash flows and financial condition in 2020 is expected to be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 pandemic will end, when or how quickly our properties will be permitted to re-open and current travel restrictions will be modified or cease to be necessary, and the willingness of customers to spend on travel and entertainment. We will continue to monitor the developments of COVID-19 and intend to actively manage our business to respond to the potential impacts.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues by segment
Casinos	$127,970	$151,374
Distributed Gaming	78,984	88,357
Corporate and other	203	161
Total revenues	207,157	239,892
Operating expenses by segment
Casinos	66,850	73,543
Distributed Gaming	64,909	67,657
Corporate and other	322	197
Total operating expenses	132,081	141,397
Selling, general and administrative	47,610	56,947
Depreciation and amortization	31,156	27,265
Impairment of goodwill	6,461	—
Acquisition and severance expenses	2,976	1,544
Loss on disposal of assets	589	247
Preopening expenses	105	778
Total expenses	220,978	228,178

Operating (loss) income	(13,821)	11,714
Non-operating expense, net	(18,747)	(20,383)
Income tax (provision) benefit	(52)	651
Net loss	$(32,620)	$(8,018)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

The $32.7 million, or 14%, decrease in revenues for the three months ended March 31, 2020 compared to the prior year period resulted from decreases of $16.6 million, $8.2 million, $5.7 million and $2.2 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the impact of the temporary closures of all of our properties and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic.

The $23.4 million, or 15%, decrease in revenues related to our Casinos segment for the three months ended March 31, 2020 compared to the prior year period resulted primarily from decreases of $9.0 million, $6.6 million, $5.7 million, and $2.1 million in gaming, food and beverage, room and other revenues, respectively, due primarily to the temporary closures of our casino properties as a result of the COVID-19 pandemic.

The $9.4 million, or 11%, decrease in revenues related to our Distributed Gaming segment for the three months ended March 31, 2020 compared to the prior year period resulted primarily from decreases of $7.6 million, $1.6 million, and $0.2 million in gaming, food and beverage and other revenues, respectively, due primarily to the temporary suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic.

During the three months ended March 31, 2020, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 25%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 9%. During the three months ended March 31, 2019, Adjusted EBITDA margin in our Casinos segment was 31%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 15%. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements. See Note 11, Segment Information, in the accompanying unaudited consolidated financial statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).

Operating Expenses

The $9.3 million, or 7%, decrease in operating expenses for the three months ended March 31, 2020 compared to the prior year resulted primarily from $4.2 million, $3.3 million, $0.5 million and $1.3 million decreases in gaming, food and beverage, room and other expenses, respectively. These operating expense decreases primarily reflect the temporary closures of our casino properties, branded taverns and distributed gaming routes as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

The $8.2 million, or 15%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2020 compared to the prior year period was primarily due to the temporary closures of our casino properties, branded taverns and distributed gaming routes as a result of the COVID-19 pandemic, which resulted in a decrease in payroll expense. SG&A expenses were comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third party service providers, executive compensation, share based compensation and payroll expenses and payroll taxes.

Acquisition Expenses

Acquisition expenses during the three months ended March 31, 2020 and 2019 related primarily to additional consulting services related to our acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC from Marnell Gaming, LLC, which closed on January 14, 2019 (the “Laughlin Acquisition”).

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

During the three months ended March 31, 2020 and 2019, preopening expenses related primarily to corporate costs incurred.

Depreciation and Amortization

Depreciation and amortization expenses increased $3.9 million, or 14%, compared to the prior year, primarily due to the depreciation of the assets -related to the remodel of The Strat and the amortization of the intangibles related to the Laughlin Acquisition.

Non-Operating Expense, Net

Non-operating expense, net decreased $1.6 million for the three months ended March 31, 2020 compared to the prior year period, primarily due to a $2.2 decrease in loss on change in fair value of derivative compared to prior year and offset by a $0.6 million increase in interest expense from the substantially higher level of indebtedness under our senior secured credit facilities following the Laughlin Acquisition in 2019.

Income Taxes

Our effective tax rate was (0.2)% and 7.9% for the three months ended March 31, 2020 and 2019, respectively. For each three month period the effective tax rate differed from the federal tax rate of 21% due primarily to the change in valuation allowance against our deferred tax assets.

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

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill, acquisition and severance expenses, preopening and related expenses, asset disposals and other writedowns, share-based compensation expenses, and change in fair value of derivative.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss	$(32,620)	$(8,018)
Depreciation and amortization	31,156	27,265
Impairment of goodwill	6,461	—
Acquisition and severance expenses	2,976	1,544
Preopening and related expenses(1)	330	2,232
Asset disposals and other writedowns	589	637
Share-based compensation	2,246	4,184
Other, net	357	864
Interest expense, net	18,746	18,135
Change in fair value of derivative	1	2,248
Income tax (benefit) provision	52	(651)
Adjusted EBITDA	$30,294	$48,440

(1)

Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the True Rewards loyalty program.

Liquidity and Capital Resources

As of March 31, 2020, we had $301.8 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, and cash flows from operations will be sufficient to meet our capital requirements during the next 12 months.

In order to preserve our liquidity and position ourselves to withstand the ongoing interruption to our operations from the COVID-19 pandemic, we reduced our cash operating expenses, deferred all capital expenditures and, on March 16, 2020, we drew the available capacity of $200 million under our revolving credit facility as a precautionary measure. In accordance with the terms of the revolving credit facility, the proceeds from these borrowings may be used for working capital, general corporate or other permitted purposes.

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

Cash Flows

Net cash provided by operating activities was $11.2 million for the three months ended March 31, 2020, compared to $26.8 million for the prior year. The decrease was primarily due to the impact of the COVID-19 pandemic on our operations (as described above) and the timing of working capital spending.

Net cash used in investing activities was $18.2 million for the three months ended March 31, 2020, compared to $176.1 million for the prior year period. The decrease in net cash used in investing activities was primarily due to the closing of the Laughlin Acquisition in January 2019 and the additional capital expenditures in the prior year period.

Net cash provided by financing activities was $197.1 million for the three months ended March 31, 2020, due primarily to the borrowing of $200 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic.

Net cash provided by financing activities was $141.5 million for the three months ended March 31, 2019, due primarily to borrowings under the revolving credit facility related to the closing of the Laughlin Acquisition.

Senior Secured Credit Facility

As of March 31, 2020, our senior secured credit facility consisted of a $1.0 billion senior secured first lien credit facility (consisting of an $800 million term loan and a $200 million revolving credit facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”).

On March 16, 2020, we fully drew the available capacity of $200 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. In accordance with the terms of the revolving credit facility, the proceeds from these borrowings may be used for working capital, general corporate or other permitted purposes.

As of March 31, 2020, we had $772 million in principal amount of outstanding term loan borrowings under our Credit Facility, no letters of credit outstanding under the Credit Facility, and $200 million in principal amount of borrowings outstanding under our revolving credit facility.

Borrowings under the Credit Facility bear interest, at our option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loan) or 1.00% (with respect to borrowings under the revolving credit facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loan only), plus in each case, an applicable margin. The applicable margin for the term loan under the Credit Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on our net leverage ratio. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on our net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. As of March 31, 2020, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.9%.

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

Under the Credit Facility, we and our restricted subsidiaries are subject to certain limitations, including limitations on our respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the term loan under the Credit Facility under certain circumstances if we or our restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The revolving credit facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the revolving credit facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of our capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities). If we default under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Facility as of March 31, 2020.

Senior Notes due 2026

On April 15, 2019, we issued $375 million in principal amount of 7.625% Senior Notes due 2026 (the “2026 Notes”) in a private placement to institutional buyers at face value. The 2026 Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.

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

See Note 9, Commitments and Contingencies, in the accompanying unaudited consolidated financial statements for additional information regarding commitments and contingencies that may also affect our liquidity.

Share Repurchase Program

On March 12, 2019, our Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2020, no shares of our common stock were repurchased under our share repurchase programs.

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

A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the SEC. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

Commitments and Contractual Obligations

Other than the borrowing in March 2020 of $200 million under our revolving credit facility, which matures on October 20, 2022, no significant changes occurred in the first quarter of 2020 to the contractual commitments discussed under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Items Affecting Liquidity – Contractual Obligations, in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2020, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility.

As of March 31, 2020, we had $772 million in principal amount of outstanding borrowings under the Credit Facility and $200 million in principal amount of outstanding borrowings under our revolving credit facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. As of March 31, 2020, the weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.9%. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $4.9 million over a twelve-month period.

As of March 31, 2020, our investment portfolio included $301.8 million in cash and cash equivalents. As of March 31, 2020, we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2018, prior guests of The Strat filed a purported class action complaint against us in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss on February 21, 2019. The plaintiffs filed an appeal to the Supreme Court of Nevada on April 10, 2019. Golden, and other defendants, filed an appellate response brief on October 19, 2019.

On August 5, 2015 a prior employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission (“EEOC”) and subsequently filed an Amended Charge of Discrimination on January 2016 alleging that we engaged in disability discrimination under the Americans with Disabilities Act of 1990, as amended. In late 2019 the EEOC issued a Letter of Determination and invited us to participate in a mediation on behalf of the plaintiff and similarly situated parties to work toward a resolution of this matter. This request to mediate has been extended through May 2020 and no mediation date has been set. The EEOC is requesting financial recovery as well as requesting we update policies and procedures and we are preparing for future mediation.

While legal proceedings are inherently unpredictable and no assurance can be given as to the ultimate outcome of any of the above matters, based on management’s current understanding of the relevant facts and circumstances, we believe that these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which factors could materially affect our business, financial condition, liquidity or future results. Except as set forth below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

The COVID-19 pandemic has resulted in closures of our casino properties and branded taverns and disrupted our operations, resulting in lower revenues and cash flows. This adverse impact is anticipated to continue until the global COVID-19 pandemic is contained.

The impact of the COVID-19 pandemic and measures to prevent its spread are expected to continue to impact our results, operations, cash flows and liquidity. We expect the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue. Although our Distributed Gaming operations in Montana resumed on May 4, 2020, we cannot predict when any of our closed properties will be able to reopen and on what conditions, nor when our Distributed Gaming operations in Nevada will be able to resume, nor the effects of any conditions that may be imposed upon our business upon reopening. Even once travel advisories and restrictions are modified or cease to be necessary, demand for gaming and hotels may remain weak for a significant length of time and we cannot predict if and when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions resulting from the impact of the COVID-19 pandemic.

Our businesses would also be impacted should the disruptions from the COVID-19 pandemic lead to prolonged changes in consumer behavior. The COVID-19 pandemic also makes it more challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. If the global response to contain the COVID-19 is unsuccessful, this would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are required to raise additional capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. While we currently anticipate we will continue to be in compliance with the covenants under our Credit Facility, we cannot assure you that the impact of the COVID-19 pandemic will not cause a future failure to comply with our financial covenants, nor can we assure you that we would be able to obtain waivers from our lenders.

The COVID-19 pandemic has had and will continue to have an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows or financial condition.

ITEM 6. EXHIBITS

Exhibits	Description

3.1	Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated March 25, 2020, filed on March 25, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: May 8, 2020	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)