Form 10-Q
period 2020-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2020-08-10
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 28,124,174 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

FORM 10-Q

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$86,159	$111,678
Accounts receivable, net of allowance of $1,068 and $599, respectively	13,763	16,247
Prepaid expenses	15,238	19,879
Inventories	6,649	8,237
Other	5,435	4,388
Total current assets	127,244	160,429
Property and equipment, net	1,018,297	1,046,536
Operating lease right-of-use assets, net	188,041	203,531
Goodwill	159,053	184,325
Intangible assets, net	121,260	135,151
Other assets	10,041	10,945
Total assets	$1,623,936	$1,740,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$7,173	$8,497
Current portion of operating leases	33,703	33,883
Accounts payable	39,936	30,146
Accrued taxes, other than income taxes	2,429	7,495
Accrued payroll and related	19,718	27,221
Accrued liabilities	25,465	25,522
Total current liabilities	128,424	132,764
Long-term debt, net and finance leases	1,140,086	1,130,374
Non-current operating leases	169,246	184,301
Deferred income taxes	1,717	1,088
Other long-term obligations	2,423	2,646
Total liabilities	1,441,896	1,451,173
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,124 and 27,879 common shares issued and outstanding, respectively	281	279
Additional paid-in capital	465,123	461,643
Accumulated deficit	(283,364)	(172,178)
Total shareholders’ equity	182,040	289,744
Total liabilities and shareholders’ equity	$1,623,936	$1,740,917

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Gaming	$56,677	$146,246	$183,892	$290,038
Food and beverage	10,168	52,104	51,715	101,862
Rooms	5,987	35,514	31,592	66,801
Other	3,142	14,206	15,932	29,261
Total revenues	75,974	248,070	283,131	487,962
Expenses
Gaming	35,231	84,007	113,343	166,355
Food and beverage	9,739	40,216	44,626	78,430
Rooms	4,586	16,008	18,541	30,409
Other operating	1,404	5,160	6,531	11,594
Selling, general and administrative	32,548	56,235	80,158	113,182
Depreciation and amortization	31,930	29,976	63,086	57,241
Impairment of goodwill and intangible assets	21,411	—	27,872	—
Acquisition and severance expenses	367	1,123	3,343	2,667
Loss on disposal of assets	702	585	1,291	832
Preopening expenses	9	738	114	1,516
Total expenses	137,927	234,048	358,905	462,226
Operating (loss) income	(61,953)	14,022	(75,774)	25,736
Non-operating expense
Interest expense, net	(16,407)	(19,135)	(35,153)	(37,270)
Loss on extinguishment and modification of debt	—	(9,150)	—	(9,150)
Change in fair value of derivative	—	(1,489)	(1)	(3,737)
Total non-operating expense, net	(16,407)	(29,774)	(35,154)	(50,157)
Loss before income tax (provision) benefit	(78,360)	(15,752)	(110,928)	(24,421)
Income tax (provision) benefit	(206)	1,344	(258)	1,995
Net loss	$(78,566)	$(14,408)	$(111,186)	$(22,426)

Weighted-average common shares outstanding
Basic	28,072	27,762	28,001	27,667
Dilutive impact of stock options and restricted stock units	—	—	—	—
Diluted	28,072	27,762	28,001	27,667
Net loss per share
Basic	$(2.80)	$(0.52)	$(3.97)	$(0.81)
Diluted	$(2.80)	$(0.52)	$(3.97)	$(0.81)

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	26,779	$268	$435,245	$(120,361)	$315,152
Cumulative effect, change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Issuance of stock on options exercised and restricted stock units vested	53	—	—	—	—
Share-based compensation	—	—	4,140	—	4,140
Share issuance related to business combination	911	9	16,599	—	16,608
Tax benefit from share-based compensation	—	—	(288)	—	(288)
Net loss	—	—	—	(8,018)	(8,018)
Balance, March 31, 2019	27,743	$277	$455,696	$(140,651)	$315,322
Issuance of stock on options exercised and restricted stock units vested	57	1	55	—	56
Share-based compensation	—	—	2,122	—	2,122
Tax benefit from share-based compensation	—	—	(3)	—	(3)
Net loss	—	—	—	(14,408)	(14,408)
Balance, June 30, 2019	27,800	$278	$457,870	$(155,059)	$303,089

			Additional		Total
	Common stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	27,879	$279	$461,643	$(172,178)	$289,744
Issuance of stock on options exercised and restricted stock units vested	172	2	—	—	2
Share-based compensation	—	—	2,153	—	2,153
Tax benefit from share-based compensation	—	—	(428)	—	(428)
Net loss	—	—	—	(32,620)	(32,620)
Balance, March 31, 2020	28,051	$281	$463,368	$(204,798)	$258,851
Issuance of stock on options exercised and restricted stock units vested	73	—	—	—	—
Share-based compensation	—	—	1,755	—	1,755
Net loss	—	—	—	(78,566)	(78,566)
Balance, June 30, 2020	28,124	$281	$465,123	$(283,364)	$182,040

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(111,186)	$(22,426)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	63,086	57,241
Impairment of goodwill and intangible assets	27,872	—
Share-based compensation	3,908	6,262
Amortization of debt issuance costs and discounts on debt	2,236	2,471
Loss on disposal of assets	1,291	832
Provision for bad debts	461	431
Loss on extinguishment of debt	—	9,150
Change in fair value of derivative	1	3,737
Deferred income taxes	629	(1,995)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,023	(1,384)
Income taxes receivable	(370)	193
Prepaid expenses	4,614	(943)
Inventories and other current assets	911	(1,203)
Other assets	893	379
Accounts payable and other accrued expenses	(1,790)	8,715
Accrued taxes, other than income taxes	(5,066)	755
Other liabilities	32	(846)
Net cash (used in) provided by operating activities	(10,455)	61,369
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(22,224)	(53,221)
Acquisition of business, net of cash acquired	—	(148,952)
Proceeds from disposal of property and equipment	353	93
Other investing activities	—	(295)
Net cash used in investing activities	(21,871)	(202,375)
Cash flows from financing activities
Repayments of revolving credit facility	(190,000)	(145,000)
Borrowings under revolving credit facility	200,000	145,000
Repayments of term loan	—	(220,000)
Proceeds from issuance of senior notes	—	375,000
Repayments of notes payable	(1,842)	(881)
Principal payments under finance leases	(925)	(829)
Payments for debt issuance costs	—	(6,668)
Debt extinguishment and modification costs	—	(4,763)
Tax withholding on share-based payments	(428)	(291)
Proceeds from exercise of common stock	2	56
Net cash provided by financing activities	6,807	141,624
Cash and cash equivalents
Change in cash and cash equivalents	(25,519)	618
Balance, beginning of period	111,678	116,071
Balance, end of period	$86,159	$116,689

Consolidated Statements of Cash Flows – (Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow disclosures
Cash paid for interest	$26,346	$28,752
Cash received for income taxes, net	—	(193)
Non-cash investing and financing activities
Payables incurred for capital expenditures	$2,940	$9,877
Assets acquired under finance lease obligations	—	3,352
Loss on extinguishment of debt	—	4,388
Impairment of right-of-use asset	—	12,272
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	3,491	36,117
Common stock issued in connection with acquisition	—	16,608

(1)	For 2019, the amount includes operating lease right-of-use assets obtained in exchange for existing lease obligations due to the adoption of ASC 842.

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Overview

Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on resort casino operations and distributed gaming (including gaming in the Company’s branded taverns). Unless otherwise indicated, the terms “Golden” and the “Company,” refer to Golden Entertainment, Inc. together with its subsidiaries.

The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casinos segment involves the operation of ten resort casino properties in Nevada and Maryland, comprising:

The STRAT Hotel, Casino & SkyPod (The “Strat”)	Las Vegas, Nevada
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, Nevada
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, Maryland

(1)	As a result of the impact of the 2019 novel coronavirus (“COVID-19”) pandemic, the operations of the Colorado Belle remained suspended as of June 30, 2020.

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

Impact of COVID-19

In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. The disease has since spread rapidly across the world, causing the World Health Organization to declare COVID-19 a pandemic on March 11, 2020. Since that time, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the States in which the Company operates, to implement closures of non-essential operations to contain the spread of the virus. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following emergency executive orders issued by the Governors of Nevada, Maryland, and Montana, in the week of March 16, 2020, all of the Company’s properties were temporarily closed to the public and the Company’s Distributed Gaming operations at third-party locations were suspended. The Company’s Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively, and the Company’s Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively. However, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remained suspended as of June 30, 2020. While all of the Company’s properties except for Colorado Belle had been re-opened as of June 30, 2020, the Company’s implementation of protocols intended to protect patrons and guests from potential COVID-19 exposure continues to limit the Company’s operations. These measures include enhanced sanitization, public gathering limitations of less than 50% of casino and tavern capacity, patron social distancing requirements, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons. Certain amenities at the Company’s casinos may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools. These measures limit the number of patrons that are able to attend these venues. Subsequent to fiscal quarter end, effective July 10, 2020, the Governor of the State of Nevada issued a new emergency executive order mandating the closure of all bars, pubs, taverns, breweries, distilleries and wineries in seven counties, including Clark County (the location of most of the Company’s branded taverns) (refer to “Note 13 — Subsequent Events”). The Company cannot predict when these restrictions on its operations will be changed or eliminated.

Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations. Such concessions provided for deferral of rent payments with no substantive changes to the consideration due per the terms of the original contract and did not result in a substantial increase in the Company’s obligations under such leases. The Company elected to account for the deferred rent payments as variable lease payments, which resulted in an $8.8 million reduction in rent expense for the three and six months ended June 30, 2020. Such rent expense will be recorded in future periods as these deferred payments are paid to the Company’s lessors.

The disruptions arising from the COVID-19 pandemic had a significant adverse impact on the Company’s financial condition and results of operations for the three and six months ended June 30, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. The impact of COVID-19 on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time, as it is unknown when the COVID-19 pandemic will end, when or how quickly the current travel restrictions and tavern closures will be modified or cease to be necessary, and how these uncertainties will impact the Company’s business and the willingness of customers to spend on travel and entertainment.

The impact of the COVID-19 pandemic on the Company’s operations qualified as a triggering event necessitating an evaluation of long-lived assets, goodwill, and indefinite-lived intangible assets for indicators of impairment as discussed in “Note 3 — Property and Equipment, Net” and “Note 4 — Goodwill and Intangible Assets, Net.”

On March 16, 2020, the Company fully drew the available capacity of $200 million under its revolving credit facility (the “Revolving Credit Facility”) as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. During the second quarter of 2020, the Company repaid $190 million of its borrowings under the Revolving Credit Facility, and as of June 30, 2020, $190 million remained available to the Company for reborrowing. In addition, the Company has implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing cash operating expenses and implementing a non-essential cost reduction program. To further enhance its liquidity position or to finance any future acquisition or other business investment initiatives, the Company may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, refer to the audited consolidated financial statements of the Company for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in the Company’s Annual Report.

Net Loss Per Share

For all periods, basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding. Diluted net loss per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net loss by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net losses for the three and six months ended June 30, 2020 and 2019, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. The amount of potential common share equivalents excluded were 345,655 and 758,984 for three and six months ended June 30, 2020, respectively, and 739,934 and 892,282 for the three and six months ended June 30, 2019, respectively.

Reclassification of Prior Year Balances

Reclassifications were made to the Company’s consolidated financial statements for the three and six months ended June 30, 2019 to conform to the current period presentation, where applicable.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The Company adopted the standard as of January 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

Accounting Standards Issued but Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is intended to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures; however, it does not expect the impact to be material.

No other recently issued accounting standards that are not yet effective have been identified that management believes are likely to have a material impact on the Company’s financial statements.

Note 2 – Acquisitions

The Company had no material acquisitions for the three and six months ended June 30, 2020.

Laughlin Acquisition

On January 14, 2019, the Company completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance of 911,002 shares of the Company’s common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The results of operations of the Laughlin Entities are included in the Company’s results subsequent to the acquisition date. The determination of the fair value of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) was completed in the fourth quarter of 2019.

Note 3 – Property and Equipment, Net

Property and equipment, net, consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Land	$125,240	$125,240
Building and site improvements	922,625	880,662
Furniture and equipment	243,452	222,938
Construction in process	9,615	49,869
Property and equipment	1,300,932	1,278,709
Accumulated depreciation	(282,635)	(232,173)
Property and equipment, net	$1,018,297	$1,046,536

Depreciation expense for property and equipment, including finance leases, was $26.3 million and $51.8 million for the three and six months ended June 30, 2020, and $24.3 million and $45.9 million for the three and six months ended June 30, 2019, respectively.

The Company concluded that the impact of the current COVID-19 pandemic on its operations and financial results is an indicator that impairment may exist related to its long-lived assets. As a result, the Company revised its cash flow projections to reflect the current economic environment, including the uncertainty around the nature, timing and extent of elimination or change of the restrictions on its operations, and utilized such projections in performing an interim qualitative assessment of its property and equipment for potential impairment. The Company completed an undiscounted cash flow analysis for each of its properties based on these revised cash flow projections, and the cash flows were sufficient to recover the Company’s assets such that there was no impairment of the Company’s long-lived assets as of June 30, 2020.

To the extent the Company becomes aware of new facts and circumstances arising from the COVID-19 pandemic that impact its operations, the Company will revise its cash flow projections accordingly, as its estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations and the extent and timing of the economic recovery globally, nationally, and specifically within the gaming industry. If such assumptions are not accurate, the Company may be required to record impairment charges in future periods, whether in connection with its regular review procedures, or earlier, if an indicator of an impairment is present prior to such evaluation.

Note 4 – Goodwill and Intangible Assets, Net

The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the last quarter of the year, unless events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable.

During the first quarter of 2020, the Company concluded that the COVID-19 pandemic had an adverse impact on its operations and financial results, particularly within the Company’s Casinos segment due to the mandatory property closures, which management considered an indicator of impairment, and necessitated a performance of interim qualitative and quantitative impairment tests. The Company’s interim assessment resulted in recognition of a non-cash impairment of its Casinos segment goodwill of $6.5 million.

Mandatory shut-down of the Company’s properties for a majority of the second quarter of 2020 resulted in deterioration of performance of the Company’s casino properties in particular, which required the Company to revise its cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations. As a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remained suspended as of June 30, 2020. The Company conducted an interim qualitative and quantitative assessment of its goodwill and intangible assets for potential impairment, which resulted in recognition of an additional non-cash impairment of the Company’s Casinos segment in the amount of $18.8 million for the three months ended June 30, 2020. The assessment also indicated that the carrying value of an indefinite-lived trade name for certain of the Company’s properties within the Casinos segment exceeded its fair value and resulted in recognition of a non-cash impairment charge of $2.6 million.

The estimated fair value of goodwill and indefinite-lived intangible assets for the first and second quarter was determined using discounted cash flow models which utilized Level 3 inputs as follows: discount rate of 12.0%; long-term revenue growth rate of 2.0% to 3.0%.

There was no impairment of the remaining goodwill or other intangible assets for the three and six months ended June 30, 2020.

The following table summarizes goodwill activity by reportable segment:

(In thousands)	Casinos	Distributed Gaming	Total Goodwill
Balance, December 31, 2019	$86,466	$97,859	$184,325
Goodwill impairment	(25,272)	—	(25,272)
Balance, June 30, 2020	$61,194	$97,859	$159,053

Intangible assets, net, consisted of the following:

	June 30, 2020
		Gross
	Useful Life	Carrying	Cumulative		Intangible
(In thousands)	(Years)	Value	Amortization	Impairment	Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(2,600)	$51,090
Gaming licenses	Indefinite	960	—	—	960
Other	Indefinite	185	—	—	185
		54,835	—	(2,600)	52,235
Amortizing intangible assets
Customer relationships	4-16	81,104	(27,076)	—	54,028
Player relationships	2-14	42,989	(33,628)	—	9,361
Non-compete agreements	2-5	9,840	(6,426)	—	3,414
Gaming license (1)	15	2,100	(999)	—	1,101
In-place lease value	4	1,171	(784)	—	387
Leasehold interest	4	570	(424)	—	146
Other	4-25	1,769	(1,181)	—	588
		139,543	(70,518)	—	69,025
Balance, June 30, 2020		$194,378	$(70,518)	$(2,600)	$121,260

(1)	Relates to Rocky Gap.

	December 31, 2019
		Gross
	Useful Life	Carrying	Cumulative	Intangible
(In thousands)	(Years)	Value	Amortization	Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$53,690
Gaming licenses	Indefinite	960	—	960
Liquor Licenses	Indefinite	185	—	185
		54,835	—	54,835
Amortizing intangible assets
Customer relationships	4-16	81,105	(24,140)	56,965
Player relationships	2-14	42,990	(26,649)	16,341
Non-compete agreements	2-5	9,840	(5,467)	4,373
Gaming license (1)	15	2,100	(929)	1,171
In-place lease value	4	1,301	(724)	577
Leasehold interest	4	570	(345)	225
Other	4-25	1,814	(1,150)	664
		139,720	(59,404)	80,316
Balance, December 31, 2019		$194,555	$(59,404)	$135,151

(1)	Relates to Rocky Gap.

Total amortization expense related to intangible assets was $5.6 million and $11.3 million for the three and six months ended June 30, 2020, respectively, and $5.7 million and $11.3 million for the three and six months ended June 30, 2019, respectively.

To the extent the Company becomes aware of new facts and circumstances arising from the COVID-19 pandemic that impact its operations, the Company will revise its cash flow projections accordingly, as its estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations and the extent and timing of the economic recovery globally, nationally, and specifically within the gaming industry. If such assumptions are not accurate, the Company may be required to record impairment charges in future periods, whether in connection with its regular review procedures, or earlier, if an indicator of an impairment is present prior to such evaluation.

Note 5 – Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Gaming liabilities	$11,918	$12,353
Interest	6,362	6,562
Other accrued liabilities	4,156	3,873
Deposits	3,029	2,734
Total current accrued liabilities	$25,465	$25,522

Note 6 – Long-Term Debt

Long-term debt, net, consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Revolving Credit Facility	$10,000	$—
Term Loan	772,000	772,000
2026 Unsecured Notes	375,000	375,000
Finance lease liabilities	11,267	12,463
Notes payable	3,717	6,369
Total long-term debt and finance leases	1,171,984	1,165,832
Unamortized discount	(17,240)	(18,885)
Unamortized debt issuance costs	(7,485)	(8,076)
Total long-term debt and finance leases after debt issuance costs and discount	1,147,259	1,138,871
Current portion of long-term debt and finance leases	(7,173)	(8,497)
Long-term debt, net and finance leases	$1,140,086	$1,130,374

Senior Secured Credit Facility

In October 2017, the Company entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of an $800 million term loan (the “Term Loan”) and a $100 million Revolving Credit Facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The Revolving Credit Facility was subsequently increased from $100 million to $200 million in 2018 increasing the total Credit Facility capacity to $1.0 billion.

As of June 30, 2020, the Company had $772 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no letters of credit outstanding, and $10 million in principal amount of outstanding borrowings under the Revolving Credit Facility, leaving borrowing availability under the Revolving Credit Facility as of June 30, 2020 of $190 million.

The Revolving Credit Facility matures on October 20, 2022, and the Term Loan matures on October 20, 2024. The Term Loan is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity.

The Company was in compliance with its financial covenants under the Credit Facility as of June 30, 2020.

Senior Unsecured Notes

On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.

The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility and the 2026 Unsecured Notes was approximately 5.37% and 5.74% for the three and six months ended June 30, 2020, respectively.

Note 7 – Stockholders’ Equity and Stock Incentive Plans

Share Repurchase Program

On March 12, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2020, the Company had not repurchased any shares under the March 12, 2019 authorization.

Stock Options

The following table summarizes the Company’s stock option activity:

	Stock Options
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	3,126,521	$11.61
Granted	—	$—
Exercised	(40,000)	$2.07
Cancelled	(7,604)	$13.07
Expired	(176,660)	$24.11
Outstanding at June 30, 2020	2,902,257	$10.98
Exercisable at June 30, 2020	2,724,687	$10.84

Share-based compensation expense, net related to stock options was $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively, and $0.9 million and $3.4 million for the three and six months ended June 30, 2019, respectively. The Company’s unrecognized share-based compensation expense related to stock options was $1.0 million as of June 30, 2020, which is expected to be recognized over a weighted-average period of 0.6 years. The unrecognized share-based compensation expense related to stock options was $3.6 million as of June 30, 2019, which was expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares (1)	Date Fair Value
Outstanding at January 1, 2020	661,258	$16.44	376,328	$20.65
Granted	624,415	$9.65	404,880	$8.86
Vested	(252,268)	$17.06	(5,254)	$28.72
Cancelled	(27,557)	$17.37	(32,235)	$28.72
Outstanding at June 30, 2020	1,005,848	$12.04	743,719	$13.82

(1)

The number of shares for 62,791 of the PSUs included in the outstanding balance at January 1, 2020 represents the actual number of PSUs granted to each recipient that are eligible to vest if the Company meets its performance goals for the applicable period. The number of shares for the remainder of the PSUs included in the outstanding balance at January 1, 2020 and for all of the PSUs granted in 2020 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.

Additionally, 108,957 of the PSUs included in the outstanding balance at January 1, 2020 represent PSUs granted in March 2018 (the “2018 PSU Awards”). During the first quarter of 2020, the Company’s financial results for the applicable performance goals were certified, with 70.4% of the “target” number of PSUs for the 2018 PSU Awards “earned” based on the Company’s performance, subject to one additional year of time-based vesting. Accordingly, the total number of PSUs granted in the 2018 PSU Awards that are eligible to vest was reduced by 32,235 shares from 108,957 shares to 76,722 shares.

Share-based compensation expense, net related to RSUs was $1.1 million and $2.1 million for the three and six months ended June 30, 2020, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2019, respectively. Share-based compensation expense related to PSUs was $0.2 million and $0.7 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was $9.8 million and $5.1 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.3 years for both RSUs and PSUs. As of June 30, 2019, there was $7.4 million and $4.0 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which was expected to be recognized over a weighted-average period of 2.3 years and 2.4 years for RSUs and PSUs, respectively.

As of June 30, 2020, a total of 1,529,029 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2020 of 1,066,403 shares.

Note 8 – Income Tax

The Company’s effective income tax rate was 0.3% and 0.2% for the three and six months ended June 30, 2020, respectively, and (8.5)% and (8.2)% for the three and six months ended June 30, 2019, respectively.

Income tax expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively, was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the three and six months of 2020. Income tax benefit of $1.3 million and $2.0 million for the three and six months ended June 30, 2019, respectively, was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the three and six months of 2019.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis.

As of June 30, 2020, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.

Note 9 – Financial Instruments and Fair Value Measurements

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

The carrying values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short duration of these financial instruments.

The following table summarizes the fair value measurement of the Company’s long-term debt:

	June 30, 2020
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Revolving Credit Facility	$10,000	$9,100	Level 2
Term Loan	772,000	702,520	Level 2
2026 Unsecured Notes	375,000	347,100	Level 2
Finance lease liabilities	11,267	11,267	Level 3
Notes payable	3,717	3,717	Level 3
Total debt	$1,171,984	$1,073,704

	December 31, 2019
	Carrying	Fair	Fair Value
(In thousands)	Amount	Value	Hierarchy
Term Loan	$772,000	$776,806	Level 2
2026 Unsecured Notes	375,000	401,250	Level 2
Finance lease liabilities	12,463	12,463	Level 3
Notes payable	6,369	6,369	Level 3
Total debt	$1,165,832	$1,196,888

The estimated fair value of the Company’s Term Loan, Revolving Credit Facility and 2026 Unsecured Notes is based on a relative value analysis performed as of June 30, 2020 and December 31, 2019. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.

As of June 30, 2020, the Company had an interest rate cap agreement that was outstanding with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of the interest rate cap agreement to estimated fair value quarterly based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s interest rate cap agreement was immaterial as of June 30, 2020 and December 31, 2019. As the Company elected to not apply hedge accounting, the change in fair value of its interest rate cap agreement was recorded in the consolidated statement of operations.

Note 10 – Commitments and Contingencies

Participation and Revenue Share Agreements

The Company enters into slot placement contracts in the form of participation and revenue share agreements. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. The aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $14.0 million and $50.0 million for the three and six months ended June 30, 2020, respectively, including $0.1 million and $0.3 million, respectively, under revenue share and participation agreements with related parties, as described in “Note 12 — Related Party Transactions.” The aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $39.4 million and $77.9 million for the three and six months ended June 30, 2019, respectively, including $0.3 million and $0.5 million, respectively, under the revenue share and participation agreements with related parties.

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

On August 31, 2018, prior guests of The Strat filed a purported class action complaint against the Company in the District Court, Clark County, Nevada, on behalf of similarly situated individuals and entities that paid the Clark County Combined Transient Lodging Tax (“Tax”) on the portion of a resort fee that constitutes charges for Internet access, during the period of February 6, 2014 through the date the alleged conduct ceases. The lawsuit alleged that the Tax was charged in violation of the federal Internet Tax Freedom Act, which imposed a national moratorium on the taxation of Internet access by states and their political subdivisions, and sought, on behalf of the plaintiff and the putative class, damages equal to the amount of the Tax collected on the Internet access component of the resort fee, injunctive relief, disgorgement, interest, fees and costs. All defendants to this matter, including Golden Entertainment, Inc., filed a joint motion to dismiss this matter for lack of merit. The District Court granted this joint motion to dismiss on February 21, 2019. The plaintiffs filed an appeal to the Supreme Court of Nevada on April 10, 2019. The Company, and other defendants, filed an appellate response brief on October 19, 2019. On July 29, 2020 the Supreme Court of the State of Nevada upheld the lower court’s 2019 dismissal of this case.

On August 5, 2015 a prior employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission (“EEOC”) and subsequently filed an Amended Charge of Discrimination on January 2016 alleging that the Company engaged in disability discrimination under the Americans with Disabilities Act of 1990, as amended. The EEOC has requested financial recovery as well as that the Company update certain policies and procedures. In late 2019 the EEOC issued a Letter of Determination and invited the Company to participate in a mediation on behalf of the plaintiff and similarly situated parties to work toward a resolution of this matter. The Company has agreed to mediation in this matter. No mediation date has yet been set.

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

The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, acquisition and severance expenses, preopening and related expenses, asset disposal and other writedowns, share-based compensation expenses, and change in fair value of derivative, calculated before corporate overhead (which is not allocated to each segment).

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$25,210	$31,467	$—	$56,677
Food and beverage	6,016	4,152	—	10,168
Rooms	5,987	—	—	5,987
Other	2,219	720	203	3,142
Total revenues	$39,432	$36,339	$203	$75,974

Net loss	$(45,979)	$(5,194)	$(27,393)	$(78,566)
Depreciation and amortization	25,344	5,902	684	31,930
Impairment of goodwill and intangible assets	21,411	—	—	21,411
Acquisition and severance expenses	189	134	44	367
Preopening and related expenses (1)	—	(1)	10	9
Asset disposal and other writedowns	683	24	(5)	702
Share-based compensation	—	—	1,756	1,756
Other, net	48	41	28	117
Interest expense, net	91	10	16,306	16,407
Income tax provision	—	—	206	206
Adjusted EBITDA	$1,787	$916	$(8,364)	$(5,661)

	Three Months Ended June 30, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$72,237	$74,009	$—	$146,246
Food and beverage	39,049	13,055	—	52,104
Rooms	35,514	—	—	35,514
Other	11,916	2,089	201	14,206
Total revenues	$158,716	$89,153	$201	$248,070

Net income (loss)	$22,471	$7,347	$(44,226)	$(14,408)
Depreciation and amortization	24,052	5,569	355	29,976
Acquisition and severance expenses	101	9	1,013	1,123
Preopening and related expenses (1)	700	660	137	1,497
Asset disposal and other writedowns	511	74	—	585
Share-based compensation	—	—	2,134	2,134
Other, net	81	—	406	487
Interest expense, net	64	23	19,048	19,135
Loss on extinguishment and modification of debt	—	—	9,150	9,150
Change in fair value of derivative	—	—	1,489	1,489
Income tax benefit	—	—	(1,344)	(1,344)
Adjusted EBITDA	$47,980	$13,682	$(11,838)	$49,824

	Six Months Ended June 30, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$87,115	$96,777	$—	$183,892
Food and beverage	35,821	15,894	—	51,715
Rooms	31,592	—	—	31,592
Other	12,874	2,652	406	15,932
Total revenues	$167,402	$115,323	$406	$283,131

Net loss	$(48,917)	$(4,590)	$(57,679)	$(111,186)
Depreciation and amortization	50,057	11,767	1,262	63,086
Impairment of goodwill and intangible assets	27,872	—	—	27,872
Acquisition and severance expenses	2,606	612	125	3,343
Preopening and related expenses (1)	225	(1)	115	339
Asset disposal and other writedowns	1,310	(14)	(5)	1,291
Share-based compensation	—	—	4,002	4,002
Other, net	95	238	141	474
Interest expense, net	336	25	34,792	35,153
Change in fair value of derivative	—	—	1	1
Income tax provision	—	—	258	258
Adjusted EBITDA	$33,584	$8,037	$(16,988)	$24,633

	Six Months Ended June 30, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$143,122	$146,916	$—	$290,038
Food and beverage	75,491	26,371	—	101,862
Rooms	66,801	—	—	66,801
Other	24,676	4,223	362	29,261
Total revenues	$310,090	$177,510	$362	$487,962

Net income (loss)	$45,160	$14,953	$(82,539)	$(22,426)
Depreciation and amortization	45,695	10,898	648	57,241
Acquisition and severance expenses	387	35	2,245	2,667
Preopening and related expenses (1)	2,354	1,226	149	3,729
Asset disposal and other writedowns	767	65	390	1,222
Share-based compensation	11	5	6,302	6,318
Other, net	92	—	1,259	1,351
Interest expense, net	116	39	37,115	37,270
Loss on extinguishment and modification of debt	—	—	9,150	9,150
Change in fair value of derivative	—	—	3,737	3,737
Income tax benefit	—	—	(1,995)	(1,995)
Adjusted EBITDA	$94,582	$27,221	$(23,539)	$98,264

(1)

Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards loyalty program.

Assets

The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at June 30, 2020	$1,131,272	$448,182	$44,482	$1,623,936

Balance at December 31, 2019	$1,204,574	$482,294	$54,049	$1,740,917

Note 12 – Related Party Transactions

As of June 30, 2020, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The lease for the Company’s office headquarters building expires on December 31, 2030. The rent expense for the office headquarters building was $0.3 million and $0.6 million for the three and six months ended June 30, 2020 and 2019, respectively. No amount was owed to the Company, and $0.3 million was due and payable by the Company under this lease as of June 30, 2020. No amount was owed to the Company, and no amount was due and payable by the Company as of December 31, 2019. Additionally, a portion of the office headquarters building was sublet to a company owned or controlled by Mr. Sartini. Rental income during each of the three and six months ended June 20, 2020 and 2019 for the sublet portion of the office headquarters building was insignificant. An insignificant amount was owed to the Company under such sublease as of June 30, 2020 and no amount was owed as of December 31, 2019. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

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

One tavern location that the Company had previously leased from a related party was sold in the second quarter of 2019 to an unrelated third party. The rent expense for the tavern location leased from a related party (for the period in which the lease was with a related party) was less than $0.1 million for the three months ended June 30, 2019 and $0.2 million for the six months ended June 30, 2019. No tavern locations were leased from related parties for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2020, the Company paid $0.1 million and $0.3 million, respectively, under aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., a company controlled by Mr. Sartini. For the three and six months ended June 30, 2019, the Company paid $0.2 million and $0.4 million, respectively, under the aircraft time-sharing, co-user and cost-sharing agreements. The Company owed no amount under the aircraft time-sharing, co-user and cost-sharing agreements and no amount was owed to the Company under such agreements as of June 30, 2020 and December 31, 2019.

The Company recorded revenues of $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, and gaming expenses of $0.1 million and $0.3 million, respectively, related to the use of the Company’s slots at a distributed gaming location owned in part by Sean T. Higgins, who serves as the Company’s Executive Vice President of Government Affairs. The Company recorded revenues of $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and gaming expenses of $0.3 million and $0.5 million, respectively, related to the use of the Company’s slots at this distributed gaming location. An insignificant amount was owed to the Company and due and payable by the Company related to this arrangement as of June 30, 2020 and December 31, 2019.

Note 13 – Subsequent Events

On July 10, 2020, the Governor of the State of Nevada issued a new emergency executive order mandating the closure of bars, pubs, taverns, breweries, distilleries, and wineries in seven counties, including Clark County. As a result of the Governor’s executive order, the Company has closed most of its tavern locations. As of the date hereof, the Company is not able to estimate when it will be able to re-open these tavern locations and is evaluating mitigating actions that would allow the Company to resume its tavern operations in these locations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “us” and “our” and refer to Golden Entertainment, Inc. together with its subsidiaries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) previously filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the impact of the 2019 novel coronavirus (“COVID-19”) pandemic on our business; cost savings, synergies, growth opportunities and other financial and operating benefits of our casino and other acquisitions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments, including government-mandated closures or travel restrictions; our ability to realize the anticipated cost savings, synergies and other benefits of our casino and other acquisitions, including the casinos we recently acquired in Las Vegas and Laughlin, Nevada, and integration risks relating to such transactions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Impact of COVID-19

In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. The disease has since spread rapidly across the world, causing the World Health Organization to declare COVID-19 a pandemic on March 11, 2020. Since that time, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the States in which we operate, to implement closures of non-essential operations to contain the spread of the virus. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following emergency executive orders issued by the Governors of Nevada, Maryland, and Montana, in the week of March 16, 2020, all of our properties were temporarily closed to the public and our Distributed Gaming operations at third-party locations were suspended. Our Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively, and our Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively. However, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle Hotel & Casino Resort (“Colorado Belle”) remained suspended as of June 30, 2020. While all of our properties except for the Colorado Belle had been re-opened as of June 30, 2020, our implementation of protocols intended to protect patrons and guests from potential COVID-19 exposure continues to limit our operations. These measures include enhanced sanitization, public gathering limitations of less than 50% of casino and tavern capacity, patron social distancing requirements, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons. Certain amenities at our casinos may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools. These measures limit the number of patrons that are able to attend these venues. Subsequent to fiscal quarter end, effective July 10, 2020, the Governor of the State of Nevada issued a new emergency executive order mandating the closure of bars, pubs, taverns, breweries, distilleries, and wineries in seven counties, including Clark County (the location of most of our branded taverns) (see “Note 13 — Subsequent Events” in Part I, Item 1: Financial Statements.) We cannot predict when these restrictions on our operations will be changed or eliminated.

The disruptions arising from the COVID-19 pandemic had a significant adverse impact on our financial condition and results of operations for the three and six months ended June 30, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. The impact of COVID-19 on our consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time, as it is unknown when the COVID-19 pandemic will end, when or how quickly the current travel restrictions will be modified or cease to be necessary, and how these uncertainties will impact our business and the willingness of customers to spend on travel and entertainment.

The impact of the COVID-19 pandemic on our operations qualified as a triggering event necessitating an evaluation of long-lived assets, goodwill, and indefinite-lived intangible assets for indicators of impairment as discussed in “Note 3 — Property and Equipment, Net” and “Note 4 — Goodwill and Intangible Assets, Net” in Part I, Item 1: Financial Statements.

On March 16, 2020, we fully drew the available capacity of $200 million under our revolving credit facility (the “Revolving Credit Facility”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. During the second quarter of 2020, we repaid $190 million of our borrowings under the Revolving Credit Facility, and as of June 30, 2020, $190 million remained available to us for reborrowing. In addition, we have implemented various mitigating actions to preserve liquidity, including delaying all material capital expenditures, reducing cash operating expenses and implementing a non-essential cost reduction program. To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.

Casinos

We own and operate ten resort casino properties in Nevada and Maryland. In light of COVID-19, certain amenities at our resort casino properties may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools.

The following table sets forth certain information regarding our properties as of June 30, 2020:

	Location	Slot Machines	Table Games	Hotel Rooms	Race and Sport Book	Bingo (seats)
Nevada Casinos
The STRAT Hotel, Casino & SkyPod (“The Strat”)	Las Vegas, NV	750	44	2,429	1	—
Arizona Charlie’s Boulder	Las Vegas, NV	815	—	303	1	approx. 400
Arizona Charlie’s Decatur	Las Vegas, NV	968	10	259	1	approx. 400
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	1,142	33	1,906	1	—
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—	—	—
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	680	20	1,052	1	—
Gold Town Casino	Pahrump, NV	211	—	—	—	—
Lakeside Casino & RV Park	Pahrump, NV	164	—	—	—	approx. 100
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	323	9	69	1	approx. 200
Maryland Casino
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	655	16	198	—	—
Totals		5,708	132	6,216	6

(1)

We have implemented various mitigating actions to preserve liquidity in light of the COVID-19 pandemic. As a result, the operations of the Colorado Belle remained suspended as of June 30, 2020. Refer to “Note 4 — Goodwill and Intangible Assets, Net” included in Part I, Item 1: Financial Statements for financial statement impact associated with this matter.

•

The Strat: The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. In addition to hotel rooms and gaming in an 80,000 square foot casino, The Strat offers nine restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.*

•

Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming and bingo facilities, Arizona Charlie’s Boulder casino offers four restaurants and an RV park with approximately 220 RV hook-up sites and Arizona Charlie’s Decatur casino offers five restaurants.*

•

Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. In addition to hotel rooms and gaming, the Aquarius has eight restaurants, the Colorado Belle offered three restaurants, and the Edgewater offers six restaurants and dedicated entertainment venues, including the Laughlin Event Center. As noted above, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remained suspended as of June 30, 2020.*

•

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition to hotel rooms, gaming and bingo facilities at our Pahrump casino properties, Pahrump Nugget offers a bowling center and our Lakeside Casino & RV Park offers 160 RV hook-up sites.*

•

Rocky Gap Casino Resort: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland DNR under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). In addition to hotel rooms and gaming, Rocky Gap offers three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort and includes an event and conference center.*

*	As a result of the COVID-19 pandemic, we have reduced capacity or temporarily closed certain of our amenities at our resort casino properties.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of June 30, 2020, our distributed gaming operations comprised approximately 11,000 slots in over 1,000 locations.

Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of June 30, 2020, we owned and operated 66 branded taverns, which offered a total of over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, Sierra Junction and SG Bar.

On July 10, 2020, the Governor of the State of Nevada issued a new emergency executive order mandating the closure of bars, pubs, taverns, breweries, distilleries, and wineries in seven counties, including Clark County. As a result of the Governor’s executive order, we have closed most of our tavern locations. As of the date hereof, we are not able to estimate when we will be able to re-open these tavern locations and we are evaluating mitigating actions that would allow us to resume our tavern operations in these locations.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues by segment
Casinos	$39,432	$158,716	$167,402	$310,090
Distributed Gaming	36,339	89,153	115,323	177,510
Corporate and other	203	201	406	362
Total revenues	75,974	248,070	283,131	487,962
Operating expenses by segment
Casinos	19,774	77,236	86,624	150,779
Distributed Gaming	30,970	67,936	95,879	135,593
Corporate and other	216	219	538	416
Total operating expenses	50,960	145,391	183,041	286,788
Selling, general and administrative	32,548	56,235	80,158	113,182
Depreciation and amortization	31,930	29,976	63,086	57,241
Impairment of goodwill and intangible assets	21,411	—	27,872	—
Acquisition and severance expenses	367	1,123	3,343	2,667
Loss on disposal of assets	702	585	1,291	832
Preopening expenses	9	738	114	1,516
Total expenses	137,927	234,048	358,905	462,226

Operating (loss) income	(61,953)	14,022	(75,774)	25,736
Non-operating expense, net	(16,407)	(29,774)	(35,154)	(50,157)
Income tax (provision) benefit	(206)	1,344	(258)	1,995
Net loss	$(78,566)	$(14,408)	$(111,186)	$(22,426)

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Revenues

The $172.1 million, or 69%, decrease in revenues for the three months ended June 30, 2020 compared to the prior year period resulted from decreases of $89.6 million, $41.9 million, $29.5 million and $11.1 million in gaming, food and beverage, room and other revenues, respectively, primarily due to the impact of the temporary closures of all of our properties and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic.

The $119.3 million, or 75%, decrease in revenues related to our Casinos segment for the three months ended June 30, 2020 compared to the prior year period resulted primarily from decreases of $47.0 million, $33.0 million, $29.6 million, and $9.7 million in gaming, food and beverage, room and other revenues, respectively, primarily due to the temporary closures of our casino properties as a result of the COVID-19 pandemic.

The $52.8 million, or 59%, decrease in revenues related to our Distributed Gaming segment for the three months ended June 30, 2020 compared to the prior year period resulted primarily from decreases of $42.5 million, $8.9 million, and $1.4 million in gaming, food and beverage and other revenues, respectively, primarily due to the temporary suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic.

The $204.8 million, or 42%, decrease in revenues for the six months ended June 30, 2020 compared to the prior year period resulted from decreases of $106.1 million, $50.2 million, $35.2 million and $13.3 million in gaming, food and beverage, room and other revenues, respectively, primarily due to the impact of the temporary closures of all of our properties and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic.

The $142.7 million, or 46%, decrease in revenues related to our Casinos segment for the six months ended June 30, 2020 compared to the prior year period resulted primarily from decreases of $56.0 million, $39.7 million, $35.2 million, and $11.8 million in gaming, food and beverage, room and other revenues, respectively, primarily due to the temporary closures of our casino properties as a result of the COVID-19 pandemic.

The $62.2 million, or 35%, decrease in revenues related to our Distributed Gaming segment for the six months ended June 30, 2020 compared to the prior year period resulted primarily from decreases of $50.1 million, $10.5 million, and $1.6 million in gaming, food and beverage and other revenues, respectively, due primarily to the temporary suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic.

During the three and six months ended June 30, 2020, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 5% and 20%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 3% and 7%, respectively. During the three and six months ended June 30, 2019, Adjusted EBITDA margin in our Casinos segment was 30% and 31%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 15% in each period. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements. Refer to “Note 11 — Segment Information” in Part I, Item 1: Financial Statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net loss.

Operating Expenses

The $94.4 million, or 65%, decrease in operating expenses for the three months ended June 30, 2020 compared to the prior year resulted primarily from $48.8 million, $30.4 million, $11.4 million and $3.8 million decreases in gaming, food and beverage, room and other expenses, respectively. These operating expense decreases primarily reflect the temporary closures of our casino properties, branded taverns and distributed gaming routes as a result of the COVID-19 pandemic.

The $103.8 million, or 36%, decrease in operating expenses for the six months ended June 30, 2020 compared to the prior year resulted primarily from $53.0 million, $33.8 million, $11.9 million and $5.1 million decreases in gaming, food and beverage, room and other expenses, respectively. These operating expense decreases primarily reflect the temporary closures of our casino properties, branded taverns and distributed gaming routes as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses

The $23.7 million, or 42.1%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2020 compared to the prior year period was primarily due to the temporary closures of our casino properties, branded taverns and distributed gaming routes as a result of the COVID-19 pandemic, which resulted in a decrease in payroll and other expenses. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation and payroll expenses and payroll taxes.

The $33.2 million, or 29.2%, decrease in SG&A expenses for the six months ended June 30, 2020 compared to the prior year period was primarily due to the temporary closures of our casino properties, branded taverns and distributed gaming routes as a result of the COVID-19 pandemic, which resulted in a decrease in payroll and other expenses.

Acquisition and Severance Expenses

Acquisition expenses were incurred primarily for the three and six months ended June 30, 2019 and related to consulting services for our acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC from Marnell Gaming, LLC, which closed on January 14, 2019 (the “Laughlin Acquisition”). Severance expenses were primarily incurred for the three and six months ended June 30, 2020 and related to the mitigating actions we took to preserve liquidity in light of COVID-19.

Preopening Expenses

Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.

Preopening expenses related primarily to corporate costs incurred for the three and six months ended June 30, 2020 and 2019.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2020 increased by $2.0 million, or 6.5%, compared to the prior year period, primarily due to the depreciation of the assets related to the remodel of The Strat and the amortization of the intangibles related to the Laughlin Acquisition.

Depreciation and amortization expenses for the six months ended June 30, 2020 increased $5.8 million, or 10.2%, compared to the prior year period, primarily due to the depreciation of the assets related to the remodel of The Strat and the amortization of the intangibles related to the Laughlin Acquisition.

Non-Operating Expense, Net

Non-operating expense, net decreased $13.4 million, or 44.9%, for the three months ended June 30, 2020 compared to the prior year period, primarily due to a $1.5 million decrease in loss on change in fair value of derivative, a $9.2 million decrease in loss of extinguishment of debt, and a $2.7 million decrease in interest expense compared to prior year.

Non-operating expense, net decreased $15.0 million, or 29.9%, for the six months ended June 30, 2020 compared to the prior year period, primarily due to a $3.7 million decrease in loss on change in fair value of derivative, a $9.2 million decrease in loss of extinguishment of debt, and a $2.1 million decrease in interest expense compared to prior year.

Income Taxes

Our effective income tax rate was 0.3% and 0.2% for the three and six months ended June 30, 2020, respectively, and (8.5)% and (8.2)% for the three and six months ended June 30, 2019, respectively. The effective income tax rate differed from the federal tax rate of 21% due primarily to the change in valuation allowance against our deferred tax assets both for three and six months ended June 30, 2020 and 2019.

Non-GAAP Measures

To supplement our consolidated financial statements presented in accordance with United States generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a measure we believe is appropriate to provide meaningful comparison with, and to enhance an overall understanding of, our past financial performance and prospects for the future. We believe Adjusted EBITDA provides useful information to both management and investors by excluding specific expenses and gains that we believe are not indicative of our core operating results. Further, Adjusted EBITDA is a measure of operating performance used by management, as well as industry analysts, to evaluate operations and operating performance and is widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do. A reconciliation of net loss to Adjusted EBITDA is provided in the table below.

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill, acquisition and severance expenses, preopening and related expenses, asset disposal and other writedowns, share-based compensation expenses, and change in fair value of derivative.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss	$(78,566)	$(14,408)	$(111,186)	$(22,426)
Depreciation and amortization	31,930	29,976	63,086	57,241
Impairment of goodwill and intangible assets	21,411	—	27,872	—
Acquisition and severance expenses	367	1,123	3,343	2,667
Preopening and related expenses (1)	9	1,497	339	3,729
Asset disposal and other writedowns	702	585	1,291	1,222
Share-based compensation	1,756	2,134	4,002	6,318
Other, net	117	487	474	1,351
Interest expense, net	16,407	19,135	35,153	37,270
Loss on extinguishment and modification of debt	—	9,150	—	9,150
Change in fair value of derivative	—	1,489	1	3,737
Income tax provision (benefit)	206	(1,344)	258	(1,995)
Adjusted EBITDA	$(5,661)	$49,824	$24,633	$98,264

(1)

Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the True Rewards loyalty program.

Liquidity and Capital Resources

As of June 30, 2020, we had $86.2 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months. As of June 30, 2020, we had borrowing availability of $190 million under our Revolving Credit Facility.

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

Cash Flows

Net cash used in operating activities was $10.5 million for the six months ended June 30, 2020, compared to net cash provided by operating activities of $61.4 million for the prior year period. The decrease was primarily due to the impact of the COVID-19 pandemic on our operations (as described above) and the timing of working capital spending.

Net cash used in investing activities was $21.9 million for the six months ended June 30, 2020, compared to $202.4 million for the prior year period. The decrease in net cash used in investing activities reflects the closing of the Laughlin Acquisition and capital expenditures made in 2019, and the deferral of all material capital expenditures in light of the COVID-19 pandemic in 2020.

Net cash provided by financing activities was $6.8 million for the six months ended June 30, 2020, primarily due to the borrowing of $200 million under our Revolving Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic, offset by the repayment of $190 million under our Revolving Credit Facility during the second quarter of 2020. Net cash provided by financing activities was $141.6 million for the six months ended June 30, 2019, primarily due to issuance of the 7.625% Senior Notes due 2026 in April 2019, partially offset by the repayment in full of our $200 million senior secured second lien term loan facility.

Long-Term Debt

Refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements and to “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for discussion of our debt instruments.

Other Items Affecting Liquidity

The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.

Commitments, Capital Spending and Development

We normally perform on-going refurbishment and maintenance at our facilities, of which certain maintenance costs are capitalized if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We normally fund such capital expenditures through our Revolving Credit Facility and operating cash flows. However, due to the impact of COVID-19 pandemic on our operations, all material capital expenditures have been deferred.

Refer to “Note 10 — Commitments and Contingencies” in Part I, Item 1: Financial Statements for additional information regarding commitments and contingencies that may also affect our liquidity.

Share Repurchase Program

On March 12, 2019, our Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2020, no shares of our common stock were repurchased under our share repurchase programs.

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

A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2020.

Commitments and Contractual Obligations

For the three and six months ended June 30, 2020, there were no material changes in our commitments under contractual obligations as compared to those disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Items Affecting Liquidity – Contractual Obligations in our Annual Report.

Seasonality

We believe that our Casinos and Distributed Gaming segments are affected by seasonal factors, including holidays, weather and travel conditions. Our Las Vegas and Pahrump casinos as well as our Nevada distributed gaming businesses have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures in addition to increased vacation activity by local residents. Our casinos in Laughlin and Rocky Gap typically experience higher revenues during summer months with increased visitation and may be adversely impacted by inclement weather during winter months. Our Montana distributed gaming operations also typically experience higher revenues during the summer due to the inclement weather in other seasons. While other factors like the COVID-19 pandemic, unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Recently Issued Accounting Pronouncements

See “Note 1 — Nature of Business and Basis of Presentation” in Part I, Item 1: Financial Statements for information regarding recently issued accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2020, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).

As of June 30, 2020, we had $772 million in principal amount of outstanding borrowings under the Term Loan (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements) and $10 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.77% and 4.17% for the three and six months ended June 30, 2020, respectively. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.9 million over a twelve-month period.

As of June 30, 2020, our investment portfolio included $86.2 million in cash and cash equivalents and we did not hold any short-term investments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

A discussion of our legal proceedings is contained in “Note 10 — Commitments and Contingencies — Legal Matters” in Part I, Item 1: Financial Statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 7, 2020	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)