Form 10-Q
period 2020-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2020-11-06
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 000-24993
________________________________________
GOLDEN ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
________________________________________

Minnesota	41-1913991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6595 S Jones Boulevard
Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 893-7777
________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, the registrant had 28,180,521 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$100,432	$111,678
Accounts receivable, net of allowance of $1,299 and $599 at September 30, 2020 and December 31, 2019, respectively	13,317	16,247
Prepaid expenses	20,065	19,879
Inventories	6,144	8,237
Other	3,735	4,388
Total current assets	143,693	160,429
Property and equipment, net	996,856	1,046,536
Operating lease right-of-use assets, net	184,155	203,531
Goodwill	160,199	185,470
Intangible assets, net	114,511	134,006
Other assets	9,513	10,945
Total assets	$1,608,927	$1,740,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$10,249	$8,497
Current portion of operating leases	33,338	33,883
Accounts payable	26,740	30,146
Accrued taxes, other than income taxes	7,076	7,495
Accrued payroll and related	21,291	27,221
Accrued liabilities	33,046	25,522
Total current liabilities	131,740	132,764
Long-term debt, net and finance leases	1,128,940	1,130,374
Non-current operating leases	165,644	184,301
Deferred income taxes	1,700	1,088
Other long-term obligations	2,329	2,646
Total liabilities	1,430,353	1,451,173
Commitments and contingencies (Note 10)	—	—
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,181 and 27,879 common shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	282	279
Additional paid-in capital	468,612	461,643
Accumulated deficit	(290,320)	(172,178)
Total shareholders’ equity	178,574	289,744
Total liabilities and shareholders’ equity	$1,608,927	$1,740,917
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Gaming	$145,521	$142,568	$329,413	$432,606
Food and beverage	28,685	51,109	80,400	152,971
Rooms	22,505	35,347	54,097	102,148
Other	8,685	14,290	24,617	43,551
Total revenues	205,396	243,314	488,527	731,276
Expenses
Gaming	76,128	83,799	189,471	250,154
Food and beverage	22,654	41,020	67,280	119,450
Rooms	11,111	16,644	29,652	47,053
Other operating	2,748	4,815	9,279	16,409
Selling, general and administrative	52,132	57,106	132,290	170,288
Depreciation and amortization	31,551	29,611	94,637	86,852
Impairment of goodwill and intangible assets	—	—	27,872	—
Acquisition and severance expenses	24	428	3,367	3,095
(Gain) loss on disposal of assets	(474)	(233)	817	599
Preopening expenses	73	243	187	1,759
Total expenses	195,947	233,433	554,852	695,659
Operating income (loss)	9,449	9,881	(66,325)	35,617
Non-operating expense
Interest expense, net	(16,422)	(18,776)	(51,575)	(56,046)
Loss on extinguishment and modification of debt	—	—	—	(9,150)
Change in fair value of derivative	—	(352)	(1)	(4,089)
Total non-operating expense, net	(16,422)	(19,128)	(51,576)	(69,285)
Loss before income tax benefit (provision)	(6,973)	(9,247)	(117,901)	(33,668)
Income tax benefit (provision)	17	(200)	(241)	1,795
Net loss	$(6,956)	$(9,447)	$(118,142)	$(31,873)

Weighted-average common shares outstanding
Basic	28,130	27,806	28,045	27,714
Dilutive impact of stock options and restricted stock units	—	—	—	—
Diluted	28,130	27,806	28,045	27,714
Net loss per share
Basic	$(0.25)	$(0.34)	$(4.21)	$(1.15)
Diluted	$(0.25)	$(0.34)	$(4.21)	$(1.15)
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2019	26,779	$268	$435,245	$(120,361)	$315,152
Cumulative effect, change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Issuance of stock on options exercised and restricted stock units vested	53	—	—	—	—
Share-based compensation	—	—	4,140	—	4,140
Share issuance related to business combination	911	9	16,599	—	16,608
Tax benefit from share-based compensation	—	—	(288)	—	(288)
Net loss	—	—	—	(8,018)	(8,018)
Balance, March 31, 2019	27,743	$277	$455,696	$(140,651)	$315,322
Issuance of stock on options exercised and restricted stock units vested	57	1	55	—	56
Share-based compensation	—	—	2,122	—	2,122
Tax benefit from share-based compensation	—	—	(3)	—	(3)
Net loss	—	—	—	(14,408)	(14,408)
Balance, June 30, 2019	27,800	$278	$457,870	$(155,059)	$303,089
Issuance of stock on options exercised and restricted stock units vested	13	—	—	—	—
Share-based compensation	—	—	2,578	—	2,578
Tax benefit from share-based compensation	—	—	(9)	—	(9)
Net loss	—	—	—	(9,447)	(9,447)
Balance, September 30, 2019	27,813	$278	$460,439	$(164,506)	$296,211

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	27,879	$279	$461,643	$(172,178)	$289,744
Issuance of stock on options exercised and restricted stock units vested	172	2	—	—	2
Share-based compensation	—	—	2,153	—	2,153
Tax benefit from share-based compensation	—	—	(428)	—	(428)
Net loss	—	—	—	(32,620)	(32,620)
Balance, March 31, 2020	28,051	$281	$463,368	$(204,798)	$258,851
Issuance of stock on options exercised and restricted stock units vested	73	—	—	—	—
Share-based compensation	—	—	1,755	—	1,755
Net loss	—	—	—	(78,566)	(78,566)
Balance, June 30, 2020	28,124	$281	$465,123	$(283,364)	$182,040
Issuance of stock on options exercised and restricted stock units vested	57	1	—	—	1
Share-based compensation	—	—	3,510	—	3,510
Tax benefit from share-based compensation	—	—	(21)	—	(21)
Net loss	—	—	—	(6,956)	(6,956)
Balance, September 30, 2020	28,181	$282	$468,612	$(290,320)	$178,574
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(118,142)	$(31,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	94,637	86,852
Impairment of goodwill and intangible assets	27,872	—
Share-based compensation	7,418	8,840
Amortization of debt issuance costs and discounts on debt	3,372	3,427
Loss on disposal of assets	817	599
Provision for credit losses	806	1,034
Loss on extinguishment of debt	—	9,150
Change in fair value of derivative	1	4,089
Deferred income taxes	612	(1,796)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,494	(579)
Prepaid expenses	(226)	1,358
Inventories and other current assets	2,376	537
Other assets	1,417	(464)
Accounts payable and other accrued expenses	1,723	17,860
Accrued taxes, other than income taxes	(419)	(371)
Other liabilities	(142)	(619)
Net cash provided by operating activities	24,616	98,044
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(31,410)	(81,202)
Acquisition of business, net of cash acquired	—	(148,952)
Proceeds from disposal of property and equipment	637	107
Asset purchase	—	(45)
Other investing activities	—	(33)
Net cash used in investing activities	(30,773)	(230,125)
Cash flows from financing activities
Repayments of revolving credit facility	(200,000)	(145,000)
Borrowings under revolving credit facility	200,000	145,000
Repayments of term loan	—	(220,000)
Proceeds from issuance of senior notes	—	375,000
Repayments of notes payable	(2,937)	(2,200)
Principal payments under finance leases	(1,706)	(1,267)
Payments for debt issuance costs	—	(6,686)
Debt extinguishment and modification costs	—	(4,763)
Tax withholding on share-based payments	(449)	(301)
Proceeds from exercise of common stock	3	56
Net cash (used in) provided by financing activities	(5,089)	139,839
Cash and cash equivalents
Change in cash and cash equivalents	(11,246)	7,758
Balance, beginning of period	111,678	116,071
Balance, end of period	$100,432	$123,829

Consolidated Statements of Cash Flows – (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow disclosures
Cash paid for interest	$40,835	$38,676
Cash received for income taxes, net	(741)	(193)
Non-cash investing and financing activities
Payables incurred for capital expenditures	$994	$9,434
Assets acquired under finance lease obligations	559	5,768
Loss on extinguishment of debt	—	4,388
Impairment of right-of-use asset	—	12,272
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	6,061	36,117
Common stock issued in connection with acquisition	—	16,608
(1)For 2019, the amount includes operating lease right-of-use assets obtained in exchange for existing lease obligations due to the adoption of Accounting Standards Codification 842 — Leases.
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
(1)As a result of the impact of the 2019 novel coronavirus (“COVID-19”) pandemic, the operations of the Colorado Belle remain suspended.
The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.
Impact of COVID-19
In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. The disease has since spread rapidly across the world, causing the World Health Organization to declare COVID-19 a pandemic on March 11, 2020. Since that time, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the States in which the Company operates, to implement closures of non-essential operations to contain the spread of the virus. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following emergency executive orders issued by the Governors of Nevada, Maryland, and Montana, in the week of March 16, 2020, all of the Company’s properties were temporarily closed to the public and the Company’s Distributed Gaming operations at third-party locations were suspended. The Company’s Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively, and the Company’s Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively. However, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remain suspended. While all of the Company’s properties except for Colorado Belle re-opened during the second quarter of 2020, the Company’s implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure continues to limit the Company’s operations. These measures include enhanced sanitization, public gathering limitations of less than 50% of casino and tavern capacity, patron social distancing requirements, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons. Certain amenities at the Company’s casinos may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools. These measures limit the number of patrons that are able to attend these venues. The Company cannot predict when these restrictions on its operations will be changed or eliminated.
On July 10, 2020, the Governor of the State of Nevada issued a new emergency executive order mandating the closure of all bars, pubs, taverns, breweries, distilleries and wineries in seven counties, including Clark County (the location of most of the Company’s branded taverns). As a result of the Governor’s executive order, the Company closed most of its tavern locations. Golden implemented modifications of the gaming areas in its taverns which allowed the Company to start reopening its tavern locations in late July 2020 and, as of September 30, 2020, all of the Company’s tavern locations had re-opened.

Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in a substantial changes in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of the rent expense in the amount of $1.7 million and $10.5 million for the three and nine months ended September 30, 2020, respectively. Rent expense that was not forgiven will be recorded in future periods as these deferred payments are paid to the Company’s lessors.
The disruptions arising from the COVID-19 pandemic had a significant adverse impact on the Company’s financial condition and results of operations for the three and nine months ended September 30, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. The impact of COVID-19 on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time, as it is unknown when the COVID-19 pandemic will end, when or how quickly the current travel restrictions, occupancy and other limitations will be modified or cease to be necessary, and how these uncertainties will impact the Company’s business and the willingness of customers to spend on travel and entertainment.
The impact of the COVID-19 pandemic on the Company’s operations qualified as a triggering event necessitating an evaluation of long-lived assets, goodwill, and indefinite-lived intangible assets for indicators of impairment as discussed in “Note 3 — Property and Equipment” and “Note 4 — Goodwill and Intangible Assets.”
The Company’s $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing as of September 30, 2020. In addition, the Company has implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. To further enhance its liquidity position or to finance any future acquisition or other business investment initiatives, the Company may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
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
Net Loss Per Share
For all periods, basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding. Diluted net loss per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net loss by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net losses for the three and nine months ended September 30, 2020 and 2019, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. The amount of potential common share equivalents excluded were 653,000 and 742,232 for three and nine months ended September 30, 2020, respectively, and 730,282 and 842,142 for the three and nine months ended September 30, 2019, respectively.

Reclassification of Prior Year Balances
Reclassifications were made to the Company’s prior period consolidated financial statements to conform to the current period presentation, where applicable.
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
Note 2 – Acquisitions
The Company had no material acquisitions for the three and nine months ended September 30, 2020.
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

Note 3 – Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Land	$125,240	$125,240
Building and site improvements	926,666	880,662
Furniture and equipment	240,920	222,938
Construction in process	9,943	49,869
Property and equipment	1,302,769	1,278,709
Accumulated depreciation	(305,913)	(232,173)
Property and equipment, net	$996,856	$1,046,536
Depreciation expense for property and equipment, including finance leases, was $25.9 million and $77.7 million for the three and nine months ended September 30, 2020, and $23.9 million and $69.8 million for the three and nine months ended September 30, 2019, respectively.
The Company concluded that the impact of the current COVID-19 pandemic on its operations and financial results is an indicator that impairment may exist related to its long-lived assets. As a result, the Company revised its cash flow projections to reflect the current economic environment, including the uncertainty around the nature, timing and extent of elimination or change of the restrictions on its operations, and utilized such projections in performing an interim qualitative assessment of its property and equipment for potential impairment. Based on the results of such assessment, the Company concluded that there was no impairment of the Company’s long-lived assets as of September 30, 2020.
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
Note 4 – Goodwill and Intangible Assets
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
Mandatory shut-down of the Company’s properties for a majority of the second quarter of 2020 resulted in deterioration of performance of the Company’s casino properties in particular, which required the Company to revise its cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations. The revised cash flow projections also reflected the Company’s decision to keep operations of its Colorado Belle property suspended. Interim qualitative and quantitative assessment of Golden’s goodwill and intangible assets for potential impairment conducted during the second quarter of 2020 utilizing the updated projections resulted in recognition of an additional non-cash impairment of the goodwill of the Company’s Casinos segment in the amount of $18.8 million as of June 30, 2020. The assessment also indicated that the carrying value of an indefinite-lived trade name for certain of the Company’s properties within the Casinos segment exceeded its fair value and resulted in recognition of a non-cash impairment charge of $2.6 million.
The estimated fair value of goodwill and indefinite-lived intangible assets for the first and second quarter was determined using discounted cash flow models which utilized Level 3 inputs as follows: discount rate of 12.0%; long-term revenue growth rate of 2.0% to 3.0%.

The results of the qualitative and quantitative assessment of the Company’s goodwill and intangible assets for potential impairment conducted for the three months ended September 30, 2020 indicated no additional impairment of its goodwill and intangible assets as of September 30, 2020.
The following table summarizes goodwill activity by reportable segment:

(In thousands)	Casinos	Distributed Gaming	Total Goodwill
Balance, December 31, 2019	$87,366	$98,104	$185,470
Goodwill impairment	(25,271)	—	(25,271)
Balance, September 30, 2020	$62,095	$98,104	$160,199
Intangible assets, net, consisted of the following:

	September 30, 2020
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(2,600)	$51,090
		53,690	—	(2,600)	51,090
Amortizing intangible assets
Customer relationships	4-16	81,105	(28,544)	—	52,561
Player relationships	2-14	42,990	(37,118)	—	5,872
Non-compete agreements	2-5	9,840	(6,906)	—	2,934
Gaming license (1)	15	2,100	(1,034)	—	1,066
In-place lease value	4	1,170	(851)	—	319
Leasehold interest	4	570	(464)	—	106
Other	4-25	1,814	(1,251)	—	563
		139,589	(76,168)	—	63,421
Balance, September 30, 2020		$193,279	$(76,168)	$(2,600)	$114,511
(1)Relates to Rocky Gap.

	December 31, 2019
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$53,690
		53,690	—	53,690
Amortizing intangible assets
Customer relationships	4-16	81,105	(24,140)	56,965
Player relationships	2-14	42,990	(26,649)	16,341
Non-compete agreements	2-5	9,840	(5,467)	4,373
Gaming license (1)	15	2,100	(929)	1,171
In-place lease value	4	1,301	(724)	577
Leasehold interest	4	570	(345)	225
Other	4-25	1,814	(1,150)	664
		139,720	(59,404)	80,316
Balance, December 31, 2019		$193,410	$(59,404)	$134,006
(1)Relates to Rocky Gap.
Total amortization expense related to intangible assets was $5.7 million and $16.9 million for the three and nine months ended September 30, 2020, respectively, and $5.7 million and $17.1 million for the three and nine months ended September 30, 2019, respectively.

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
Note 5 – Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Interest	$13,594	$6,562
Gaming liabilities	12,607	12,353
Other accrued liabilities	4,758	3,873
Deposits	2,087	2,734
Total current accrued liabilities	$33,046	$25,522
Note 6 – Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Term Loan	$772,000	$772,000
2026 Unsecured Notes	375,000	375,000
Finance lease liabilities	10,057	12,463
Notes payable	5,721	6,369
Total long-term debt and finance leases	1,162,778	1,165,832
Unamortized discount	(16,410)	(18,885)
Unamortized debt issuance costs	(7,179)	(8,076)
Total long-term debt and finance leases after debt issuance costs and discount	1,139,189	1,138,871
Current portion of long-term debt and finance leases	(10,249)	(8,497)
Long-term debt, net and finance leases	$1,128,940	$1,130,374
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
As of September 30, 2020, the Company had $772 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that full borrowing availability of $200 million under the Revolving Credit Facility was available to the Company for re-borrowing.
The Revolving Credit Facility matures on October 20, 2022, and the Term Loan matures on October 20, 2024. The Term Loan is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity.
The Company was in compliance with its financial covenants under the Credit Facility as of September 30, 2020.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.

The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility and the 2026 Unsecured Notes was approximately 5.00% and 5.71% for the three and nine months ended September 30, 2020, respectively.
Note 7 – Stockholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On March 12, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2020, the Company had not repurchased any shares under the March 12, 2019 authorization.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2020	3,126,521	$11.61
Granted	—	$—
Exercised	(45,000)	$2.66
Cancelled	(2,292)	$13.50
Expired	(148,013)	$26.61
Outstanding at September 30, 2020	2,931,216	$10.99
Exercisable at September 30, 2020	2,847,738	$10.92
Share-based compensation expense related to stock options was $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $4.2 million for the three and nine months ended September 30, 2019, respectively. The Company’s unrecognized share-based compensation expense related to stock options was $0.5 million as of September 30, 2020, which is expected to be recognized over a weighted-average period of 0.4 years. The unrecognized share-based compensation expense related to stock options was $2.8 million as of September 30, 2019, which was expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	661,258	$16.44	376,328	$20.65
Granted	624,415	$9.65	404,880	$8.86
Vested	(308,222)	$16.06	(5,254)	$28.72
Cancelled	(29,669)	$16.89	(32,235)	$28.72
Outstanding at September 30, 2020	947,782	$12.07	743,719	$13.82
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

Additionally, 108,957 of the PSUs included in the outstanding balance at January 1, 2020 represent PSUs granted in March 2018 (the “2018 PSU Awards”). During the first quarter of 2020, the Company’s financial results for the applicable performance goals were certified, which resulted in the reduction of the 2018 PSU Awards that were eligible to vest to 76,722 shares, 5,254 of which have since vested.
Share-based compensation expense related to RSUs was $1.9 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2019, respectively. Share-based compensation expense related to PSUs was $1.1 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $1.4 million for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020, there was $7.9 million and $4.0 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.1 years for both RSUs and PSUs. As of September 30, 2019, there was $7.6 million and $4.1 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which was expected to be recognized over a weighted-average period of 2.6 years and 2.2 years for RSUs and PSUs, respectively.
As of September 30, 2020, a total of 1,497,182 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2020 of 1,066,403 shares.
Note 8 – Income Tax
The Company’s effective income tax rate was 0.2% and (0.2)% for the three and nine months ended September 30, 2020, respectively, and (2.2)% and 5.3% for the three and nine months ended September 30, 2019, respectively.
Income tax benefit of $0.02 million and income tax expense of $0.2 million for the three and nine months ended September 30, 2020, respectively, and income tax expense of $0.2 million and benefit of $1.8 million for the three and nine months ended September 30, 2019, respectively, in each case were primarily due to the change in valuation allowance against the Company’s deferred tax assets during the three and nine months ended September 30, 2020 and 2019. Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis.
As of September 30, 2020, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
Note 9 – Financial Instruments and Fair Value Measurements
Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
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

The following table summarizes the fair value measurement of the Company’s long-term debt:

	September 30, 2020
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$746,910	Level 2
2026 Unsecured Notes	375,000	370,313	Level 2
Finance lease liabilities	10,057	10,057	Level 3
Notes payable	5,721	5,721	Level 3
Total debt	$1,162,778	$1,133,001

	December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$776,806	Level 2
2026 Unsecured Notes	375,000	401,250	Level 2
Finance lease liabilities	12,463	12,463	Level 3
Notes payable	6,369	6,369	Level 3
Total debt	$1,165,832	$1,196,888
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of September 30, 2020 and December 31, 2019. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
As of September 30, 2020, the Company had an interest rate cap agreement that was outstanding with a notional amount of $650 million, which expires on December 31, 2020. Using Level 2 inputs, the Company adjusts the carrying value of the interest rate cap agreement to estimated fair value quarterly based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s interest rate cap agreement was immaterial as of September 30, 2020 and December 31, 2019. As the Company elected to not apply hedge accounting, the change in fair value of its interest rate cap agreement was recorded in the consolidated statement of operations.
Note 10 – Commitments and Contingencies
Participation and Revenue Share Agreements
The Company enters into slot placement contracts in the form of participation and revenue share agreements. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s slots. Under revenue share agreements, the Company pays the business location a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. The aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $37.4 million and $87.3 million for the three and nine months ended September 30, 2020, respectively. The aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $39.3 million and $117.3 million for the three and nine months ended September 30, 2019, respectively.
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
On August 5, 2015 a prior employee filed a Charge of Discrimination with the Equal Employment Opportunity Commission (“EEOC”) and subsequently filed an Amended Charge of Discrimination on January 2016 alleging that the Company engaged in disability discrimination under the Americans with Disabilities Act of 1990, as amended. The EEOC requested financial recovery as well as that the Company update certain policies and procedures. In late 2019 the EEOC issued a Letter of Determination and invited the Company to participate in a mediation on behalf of the plaintiff and similarly situated parties to work toward a resolution of this matter. This matter was settled with the complainant and the EEOC in October 2020.
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

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$83,549	$61,972	$—	$145,521
Food and beverage	22,067	6,618	—	28,685
Rooms	22,505	—	—	22,505
Other	7,193	1,313	179	8,685
Total revenues	$135,314	$69,903	$179	$205,396

Net income (loss)	$25,068	$(1,161)	$(30,863)	$(6,956)
Depreciation and amortization	25,165	5,723	663	31,551
Acquisition and severance expenses	—	—	24	24
Preopening and related expenses (1)	—	—	73	73
Gain on disposal of assets	(20)	(346)	(108)	(474)
Share-based compensation	—	—	3,520	3,520
Other, net	92	467	727	1,286
Interest expense, net	226	15	16,181	16,422
Income tax benefit	—	—	(17)	(17)
Adjusted EBITDA	$50,531	$4,698	$(9,800)	$45,429

	Three Months Ended September 30, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$69,953	$72,615	$—	$142,568
Food and beverage	37,836	13,273	—	51,109
Rooms	35,347	—	—	35,347
Other	11,977	2,110	203	14,290
Total revenues	$155,113	$87,998	$203	$243,314

Net income (loss)	$17,858	$5,786	$(33,091)	$(9,447)
Depreciation and amortization	23,500	5,616	495	29,611
Acquisition and severance expenses	137	—	291	428
Preopening and related expenses (1)	308	189	59	556
Gain on disposal of assets	(4)	(223)	(6)	(233)
Share-based compensation	—	—	2,583	2,583
Other, net	218	—	25	243
Interest expense, net	200	18	18,558	18,776
Change in fair value of derivative	—	—	352	352
Income tax provision	—	—	200	200
Adjusted EBITDA	$42,217	$11,386	$(10,534)	$43,069
(1)Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards loyalty program.

	Nine Months Ended September 30, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$170,664	$158,749	$—	$329,413
Food and beverage	57,888	22,512	—	80,400
Rooms	54,097	—	—	54,097
Other	20,067	3,965	585	24,617
Total revenues	$302,716	$185,226	$585	$488,527

Net loss	$(23,849)	$(5,751)	$(88,542)	$(118,142)
Depreciation and amortization	75,222	17,490	1,925	94,637
Impairment of goodwill and intangible assets	27,872	—	—	27,872
Acquisition and severance expenses	2,606	612	149	3,367
Preopening and related expenses (1)	225	(1)	188	412
Loss (gain) on disposal of assets	1,290	(360)	(113)	817
Share-based compensation	—	—	7,522	7,522
Other, net	187	705	868	1,760
Interest expense, net	562	40	50,973	51,575
Change in fair value of derivative	—	—	1	1
Income tax provision	—	—	241	241
Adjusted EBITDA	$84,115	$12,735	$(26,788)	$70,062

	Nine Months Ended September 30, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$213,075	$219,531	$—	$432,606
Food and beverage	113,327	39,644	—	152,971
Rooms	102,148	—	—	102,148
Other	36,653	6,333	565	43,551
Total revenues	$465,203	$265,508	$565	$731,276

Net income (loss)	$63,018	$20,739	$(115,630)	$(31,873)
Depreciation and amortization	69,195	16,514	1,143	86,852
Acquisition and severance expenses	524	35	2,536	3,095
Preopening and related expenses (1)	2,662	1,415	208	4,285
Loss (gain) on disposal of assets	763	(158)	384	989
Share-based compensation	11	5	8,885	8,901
Other, net	310	—	1,284	1,594
Interest expense, net	316	57	55,673	56,046
Loss on extinguishment and modification of debt	—	—	9,150	9,150
Change in fair value of derivative	—	—	4,089	4,089
Income tax benefit	—	—	(1,795)	(1,795)
Adjusted EBITDA	$136,799	$38,607	$(34,073)	$141,333
(1)Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the TrueRewards loyalty program.

Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at September 30, 2020	$1,112,412	$433,198	$63,317	$1,608,927

Balance at December 31, 2019	$1,204,574	$482,294	$54,049	$1,740,917
Note 12 – Related Party Transactions
As of September 30, 2020, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The lease for the Company’s office headquarters building expires on December 31, 2030. The rent expense for the office headquarters building was $0.5 million and $1.1 million for the three and nine months ended September 30, 2020 and $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively. No amount was due and payable by the Company as of September 30, 2020 and December 31, 2019 under this lease arrangement. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income during each of the three and nine months ended September 30, 2020 and 2019 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of September 30, 2020 and December 31, 2019. In addition, Golden and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The amount due and payable by the Company under such arrangements was insignificant as of September 30, 2020 and no amount was due and payable by the Company as of December 31, 2019. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for office space in a building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was less than $0.1 million for the three and nine months ended September 30, 2020. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
One tavern location that the Company had previously leased from a related party was sold in the second quarter of 2019 to an unrelated third party. As a result, the Company did not incur any rent expense for the tavern location previously leased from a related party for the three months ended September 30, 2019 and the rent expense for the nine months ended September 30, 2019 was $0.2 million. No tavern locations were leased from related parties for the three and nine months ended September 30, 2020.
The Company paid $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. The Company owed no amount under the aircraft time-sharing, co-user and cost-sharing agreements as of September 30, 2020 and December 31, 2019. Less than $0.1 million was owed to the Company under such agreements as of September 30, 2020 and no amount was owed to the Company under such agreements as of December 31, 2019.
Note 13 – Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the nine months ended September 30, 2020.

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
Impact of COVID-19
In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. The disease has since spread rapidly across the world, causing the World Health Organization to declare COVID-19 a pandemic on March 11, 2020. Since that time, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the States in which we operate, to implement closures of non-essential operations to contain the spread of the virus. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following emergency executive orders issued by the Governors of Nevada, Maryland, and Montana, in the week of March 16, 2020, all of our properties were temporarily closed to the public and our Distributed Gaming operations at third-party locations were suspended. Our Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively, and our Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively. However, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle Hotel & Casino Resort (“Colorado Belle”) remain suspended. While all of our properties except for the Colorado Belle re-opened during the second quarter of 2020, our implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure continues to limit our operations. These measures include enhanced sanitization, public gathering limitations of less than 50% of casino and tavern capacity, patron social distancing requirements, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons. Certain amenities at our casinos may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools. These measures limit the number of patrons that are able to attend these venues. We cannot predict when these restrictions on our operations will be changed or eliminated.
On July 10, 2020, the Governor of the State of Nevada issued a new emergency executive order mandating the closure of all bars, pubs, taverns, breweries, distilleries and wineries in seven counties, including Clark County (the location of most of our branded taverns). As a result of the Governor’s executive order, we closed most of our tavern locations. Golden implemented modifications of the gaming areas in its taverns which allowed us to start reopening our tavern locations in late July 2020 and, as of September 30, 2020, all of our tavern locations had re-opened.
The disruptions arising from the COVID-19 pandemic had a significant adverse impact on our financial condition and results of operations for the three and nine months ended September 30, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. The impact of COVID-19 on our consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time, as it is unknown when the COVID-19 pandemic will end, when or how quickly the current travel restrictions, occupancy and other limitations will be modified or cease to be necessary, and how these uncertainties will impact our business and the willingness of customers to spend on travel and entertainment.
The impact of the COVID-19 pandemic on our operations qualified as a triggering event necessitating an evaluation of long-lived assets, goodwill, and indefinite-lived intangible assets for indicators of impairment as discussed in “Note 3 — Property and Equipment” and “Note 4 — Goodwill and Intangible Assets” in Part I, Item 1: Financial Statements.
Our $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing as of September 30, 2020. In addition, we have implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
Casinos
We own and operate ten resort casino properties in Nevada and Maryland. In light of COVID-19, certain amenities at our resort casino properties may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools.

The following table sets forth certain information regarding our properties as of September 30, 2020:

	Location	Slot Machines	Table Games	Hotel Rooms	Race and Sport Book	Bingo (seats)
Nevada Casinos
The STRAT Hotel, Casino & SkyPod (“The Strat”)	Las Vegas, NV	716	43	2,429	1	—
Arizona Charlie’s Boulder	Las Vegas, NV	741	—	303	1	approx. 400
Arizona Charlie’s Decatur	Las Vegas, NV	762	10	259	1	approx. 400
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	1,114	33	1,906	1	—
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—	—	—
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	651	20	1,052	1	—
Gold Town Casino	Pahrump, NV	194	—	—	—	—
Lakeside Casino & RV Park	Pahrump, NV	158	—	—	—	approx. 100
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	324	9	69	1	approx. 200
Maryland Casino
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	655	16	198	—	—
Totals		5,315	131	6,216	6
(1)We have implemented various mitigating actions to preserve liquidity in light of the COVID-19 pandemic. As a result, the operations of the Colorado Belle remain suspended. Refer to “Note 4 — Goodwill and Intangible Assets” included in Part I, Item 1: Financial Statements for financial statement impact associated with this matter.
The Strat: The Strat is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. In addition to hotel rooms and gaming in an 80,000 square foot casino, The Strat offers nine restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.*
Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming and bingo facilities, Arizona Charlie’s Boulder casino offers four restaurants and an RV park with approximately 220 RV hook-up sites and Arizona Charlie’s Decatur casino offers five restaurants.*
Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. In addition to hotel rooms and gaming, the Aquarius has eight restaurants, the Colorado Belle offered three restaurants, and the Edgewater offers six restaurants and dedicated entertainment venues, including the Laughlin Event Center. As noted above, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remain suspended.*
Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition to hotel rooms, gaming and bingo facilities at our Pahrump casino properties, Pahrump Nugget offers a bowling center and our Lakeside Casino & RV Park offers 160 RV hook-up sites.*
Rocky Gap Casino Resort: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland DNR under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). In addition to hotel rooms and gaming, Rocky Gap offers three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort and includes an event and conference center.*
* As a result of the COVID-19 pandemic, we have reduced capacity or temporarily closed certain of our amenities at our resort casino properties.

Distributed Gaming
Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of September 30, 2020, our distributed gaming operations comprised over 10,000 slots in approximately 1,000 locations.
Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of September 30, 2020, we owned and operated 66 branded taverns, which offered a total of over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Gold, PT’s Pub, Sierra Gold, Sean Patrick’s, PT’s Place, PT’s Ranch, Sierra Junction and SG Bar.
On July 10, 2020, the Governor of the State of Nevada issued a new emergency executive order mandating the closure of all bars, pubs, taverns, breweries, distilleries and wineries in seven counties, including Clark County (the location of most of our branded taverns). As a result of the Governor’s executive order, we closed most of our tavern locations. Golden implemented modifications of the gaming areas in our taverns which allowed us to start reopening our tavern locations in late July 2020 and, as of September 30, 2020, all of our tavern locations had re-opened.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenues by segment
Casinos	$135,314	$155,113	$302,716	$465,203
Distributed Gaming	69,903	87,998	185,226	265,508
Corporate and other	179	203	585	565
Total revenues	205,396	243,314	488,527	731,276
Operating expenses by segment
Casinos	54,943	77,334	141,567	228,113
Distributed Gaming	57,369	68,621	153,248	204,214
Corporate and other	329	323	867	739
Total operating expenses	112,641	146,278	295,682	433,066
Selling, general and administrative	52,132	57,106	132,290	170,288
Depreciation and amortization	31,551	29,611	94,637	86,852
Impairment of goodwill and intangible assets	—	—	27,872	—
Acquisition and severance expenses	24	428	3,367	3,095
(Gain) loss on disposal of assets	(474)	(233)	817	599
Preopening expenses	73	243	187	1,759
Total expenses	195,947	233,433	554,852	695,659

Operating (loss) income	9,449	9,881	(66,325)	35,617
Non-operating expense, net	(16,422)	(19,128)	(51,576)	(69,285)
Income tax benefit (provision)	17	(200)	(241)	1,795
Net loss	$(6,956)	$(9,447)	$(118,142)	$(31,873)

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Revenues
The $37.9 million, or 16%, decrease in revenues for the three months ended September 30, 2020 compared to the prior year period resulted from decreases of $22.4 million, $12.8 million and $5.6 million in food and beverage, room and other revenues, respectively, offset by an increase in gaming revenues in the amount of $3.0 million. The decrease in food and beverage, room and other revenues was primarily attributable to limitations on our operations arising from our implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure. The increase in gaming revenues for the three months ended September 30, 2020 is related to a higher volume of play from our gaming patrons.
The $19.8 million, or 13%, decrease in revenues related to our Casinos segment for the three months ended September 30, 2020 compared to the prior year period resulted primarily from decreases of $15.8 million, $12.8 million and $4.8 million in our food and beverage, room and other revenues, respectively, offset by an increase in gaming revenues in the amount of $13.6 million. The decrease in food and beverage, room and other revenues was primarily attributable to limitations on our operations arising from our implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure. The increase in gaming revenues within our Casinos segment for the three months ended September 30, 2020 is related to a higher volume of play from our gaming patrons.
The $18.1 million, or 21%, decrease in revenues related to our Distributed Gaming segment for the three months ended September 30, 2020 compared to the prior year period resulted primarily from decreases of $10.6 million, $6.7 million and $0.8 million in our gaming, food and beverage and other revenues, respectively, primarily due to the temporary suspension of certain aspects of our Distributed Gaming operations in response to the Nevada Governor’s executive order issued on July 10, 2020 (as discussed above) and as a result of limitations on our operations arising from our implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure.
The $242.7 million, or 33%, decrease in revenues for the nine months ended September 30, 2020 compared to the prior year period resulted from decreases of $103.2 million, $72.6 million, $48.1 million and $18.9 million in gaming, food and beverage, room and other revenues, respectively, primarily due to the impact of the temporary closures of all of our properties and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic and the limitations on our operations arising from our implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure.
The $162.5 million, or 35%, decrease in revenues related to our Casinos segment for the nine months ended September 30, 2020 compared to the prior year period resulted primarily from decreases of $42.4 million, $55.4 million, $48.1 million and $16.6 million in gaming, food and beverage, room and other revenues, respectively, primarily due to the temporary closures of our casino properties as a result of the COVID-19 pandemic and the limitations on our operations arising from our implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure.
The $80.3 million, or 30%, decrease in revenues related to our Distributed Gaming segment for the nine months ended September 30, 2020 compared to the prior year period resulted primarily from decreases of $60.8 million, $17.1 million and $2.4 million in gaming, food and beverage and other revenues, respectively, primarily due to the temporary suspension of certain aspects of our Distributed Gaming operations in response to the Nevada Governor’s executive order issued on July 10, 2020 (as discussed above) and as a result of limitations on our operations arising from our implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure.
During the three and nine months ended September 30, 2020, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 37% and 28%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 7% for both three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, Adjusted EBITDA margin in our Casinos segment was 27% and 29%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment was 13% and 15%, respectively. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space and revenue share agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under revenue share agreements). Refer to “Note 11 — Segment Information” in Part I, Item 1: Financial Statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net loss. In addition, current year margins were impacted by the COVID-19 pandemic as discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19.

Operating Expenses
The $33.6 million, or 23%, decrease in operating expenses for the three months ended September 30, 2020 compared to the prior year resulted primarily from $7.7 million, $18.4 million, $5.5 million and $2.1 million decreases in gaming, food and beverage, room and other expenses, respectively. These operating expense decreases primarily result from the various mitigating actions taken by Golden to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures.
The $137.4 million, or 32%, decrease in operating expenses for the nine months ended September 30, 2020 compared to the prior year resulted primarily from $60.7 million, $52.2 million, $17.4 million and $7.1 million decreases in gaming, food and beverage, room and other expenses, respectively. These operating expense decreases primarily reflect the temporary closures of our casino properties, branded taverns and distributed gaming routes as a result of the COVID-19 pandemic and the various mitigating actions taken by Golden to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures.
Selling, General and Administrative Expenses
The $5.0 million, or 9%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2020 compared to the prior year period was primarily due to the impact of the COVID-19 pandemic, which resulted in a decrease in payroll, rent and other expenses. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation and payroll expenses and payroll taxes.
The $38.0 million, or 22%, decrease in SG&A expenses for the nine months ended September 30, 2020 compared to the prior year period was primarily due to the temporary closures of our casino properties, branded taverns and distributed gaming routes as a result of the COVID-19 pandemic, which resulted in a decrease in payroll, rent and other expenses.
Acquisition and Severance Expenses
Acquisition expenses were incurred primarily for the three and nine months ended September 30, 2019 and related to consulting services for our acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC from Marnell Gaming, LLC, which closed on January 14, 2019 (the “Laughlin Acquisition”). Severance expenses were primarily incurred for the three and nine months ended September 30, 2020 and related to the mitigating actions we took to preserve liquidity in light of COVID-19.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.
Preopening expenses related primarily to corporate costs incurred for the three and nine months ended September 30, 2020 and 2019.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended September 30, 2020 increased by $1.9 million, or 7%, compared to the prior year period, primarily due to the depreciation of the assets related to the remodel of The Strat and the amortization of the intangibles related to the Laughlin Acquisition.
Depreciation and amortization expenses for the nine months ended September 30, 2020 increased $7.8 million, or 9%, compared to the prior year period, primarily due to the depreciation of the assets related to the remodel of The Strat and the amortization of the intangibles related to the Laughlin Acquisition.
Non-Operating Expense, Net
Non-operating expense, net decreased by $2.7 million, or 14%, for the three months ended September 30, 2020 compared to the prior year period, primarily due to a $2.4 million decrease in interest expense followed by a $0.4 million decrease in loss related to change in fair value of derivative.
Non-operating expense, net decreased by $17.7 million, or 26%, for the nine months ended September 30, 2020 compared to the prior year period, primarily due to a $9.2 million decrease in loss on extinguishment of debt, $4.5 million decrease in interest expense and a $4.1 million decrease in loss related to change in fair value of derivative.

Income Taxes
Our effective income tax rate was 0.2% and (0.2)% for the three and nine months ended September 30, 2020, respectively, and (2.2)% and 5.3% for the three and nine months ended September 30, 2020, respectively. The effective income tax rate differed from the federal tax rate of 21% due primarily to the change in valuation allowance against our deferred tax assets both for three and nine months ended September 30, 2020 and 2019.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net loss	$(6,956)	$(9,447)	$(118,142)	$(31,873)
Depreciation and amortization	31,551	29,611	94,637	86,852
Impairment of goodwill and intangible assets	—	—	27,872	—
Acquisition and severance expenses	24	428	3,367	3,095
Preopening and related expenses (1)	73	556	412	4,285
(Gain) loss on disposal of assets	(474)	(233)	817	989
Share-based compensation	3,520	2,583	7,522	8,901
Other, net	1,286	243	1,760	1,594
Interest expense, net	16,422	18,776	51,575	56,046
Loss on extinguishment and modification of debt	—	—	—	9,150
Change in fair value of derivative	—	352	1	4,089
Income tax (benefit) provision	(17)	200	241	(1,795)
Adjusted EBITDA	$45,429	$43,069	$70,062	$141,333
(1)Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the True Rewards loyalty program.
Liquidity and Capital Resources
As of September 30, 2020, we had $100.4 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months. As of September 30, 2020, we had borrowing availability of $200 million under our Revolving Credit Facility.
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

Cash Flows
Net cash provided by operating activities was $24.6 million for the nine months ended September 30, 2020, compared to $98.0 million for the prior year period. The decrease was primarily due to the impact of the COVID-19 pandemic on our operations as discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 and the timing of working capital spending.
Net cash used in investing activities was $30.8 million for the nine months ended September 30, 2020, compared to $230.1 million for the prior year period. The decrease in net cash used in investing activities reflects the closing of the Laughlin Acquisition and capital expenditures made in 2019, and the deferral of material capital expenditures in light of the COVID-19 pandemic in 2020.
Net cash used in financing activities was $5.1 million for the nine months ended September 30, 2020, primarily due to repayment of our obligations under the notes payable and finance leases. Net cash provided by financing activities was $139.8 million for the nine months ended September 30, 2019, primarily due to issuance of the 7.625% Senior Notes due 2026 in April 2019, partially offset by the repayment in full of our $200 million senior secured second lien term loan facility.
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
Share Repurchase Program
On March 12, 2019, our Board of Directors authorized the repurchase of up to $25.0 million additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2020, no shares of our common stock were repurchased under our share repurchase programs.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2020.
Commitments and Contractual Obligations
For the three and nine months ended September 30, 2020, there were no material changes in our commitments under contractual obligations as compared to those disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Items Affecting Liquidity – Contractual Obligations in our Annual Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2020, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of September 30, 2020, we had $772 million in principal amount of outstanding borrowings under the Term Loan (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements) and no outstanding borrowings under the Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.74% and 4.03% for the three and nine months ended September 30, 2020, respectively. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.9 million over a twelve-month period.
As of September 30, 2020, our investment portfolio included $100.4 million in cash and cash equivalents and we did not hold any short-term investments.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 10 — Commitments and Contingencies — Legal Matters” in Part I, Item 1: Financial Statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.
ITEM 5. OTHER INFORMATION
On November 3, 2020, our Board of Directors approved an amendment to our Sixth Amended and Restated Bylaws to revise Article 10, Forum for Adjudication of Disputes, to provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The foregoing summary is qualified in its entirety by the full text of the Seventh Amended and Restated Bylaws, which are filed as Exhibit 3.1 hereto and are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits	Description
3.1	Seventh Amended and Restated Bylaws of Golden Entertainment, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 6, 2020	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)