Form 10-K
period 2020-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2021-03-12
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
Commission File No. 000-24993
_______________________________________________
GOLDEN ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

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
_______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $166,784,661. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.
As of March 8, 2021, 28,159,028 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

GOLDEN ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2020

PART I
As used in this Annual Report on Form 10-K (“Annual Report”), unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.
Forward-Looking Statements
This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the impact of the 2019 novel coronavirus (“COVID-19”) pandemic on our business; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments, including government-mandated closures or travel restrictions; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; our ability to realize the anticipated cost savings, synergies and other benefits of our casino and other acquisitions; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this Annual Report, or appearing elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

Acquisitions
On January 14, 2019, we completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance by us of 911,002 shares of our common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The Laughlin Acquisition added two resort casino properties in Laughlin, Nevada to our casino portfolio: the Edgewater Hotel & Casino Resort (“Edgewater”) and the Colorado Belle Hotel & Casino Resort (“Colorado Belle”), which increase our scale and presence in the Southern Nevada market. The results of operations of the Laughlin Entities are included in our results subsequent to the acquisition date.
Refer to “Note 3 — Acquisitions” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding this acquisition.
Impact of COVID-19
Since the declaration of COVID-19 as a pandemic on March 11, 2020, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the states in which we operate, to implement closures of non-essential operations to contain the spread of the virus. The pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following emergency executive orders issued by the Governors of Nevada, Maryland, and Montana, in the week of March 16, 2020, all of our properties were temporarily closed to the public and our Distributed Gaming operations at third-party locations were suspended. Our Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively, and our Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively. However, as a result of the impact of the pandemic, the operations of the Colorado Belle remain suspended. While all of our properties, except for the Colorado Belle, re-opened during the second quarter of 2020, our implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure continues to limit our operations. These measures include enhanced sanitization, public gathering limitations of 25-50% of casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons. Certain amenities at our casinos may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, showrooms, meeting rooms, spas and pools. These measures limit the number of patrons that are able to attend these venues. We cannot predict when these restrictions on our operations will be changed or eliminated.
On July 10, 2020, the Governor of Nevada issued an emergency executive order mandating the closure of bar tops and bar areas in restaurants, bars, pubs, taverns, breweries, distilleries, wineries and related facilities that are licensed to serve food in seven counties, including Clark County (the location of most of our branded taverns). In response to the Governor’s executive order, we immediately closed most of our tavern locations. We implemented modifications of the gaming areas in our taverns which allowed us to re-open our tavern locations beginning in late July 2020 and all of our tavern locations had re-opened by the end of September 2020.

On November 24, 2020, the Governor of Nevada issued an emergency executive order limiting occupancy in gaming areas and non-gaming businesses including but not limited to retail stores, restaurants and bars, non-retail venues, pools and aquatic facilities, and other establishments in Nevada to not exceed 25% of the listed fire code capacity. On February 15, 2021 certain COVID-19 mitigation measures were eased by allowing the occupancy rate at gaming floors and food and beverage establishments, including restaurants, bars, pubs, wineries, distilleries and breweries, to increase to 35%. Occupancy at retail stores, pools and aquatic facilities increased to 50% of the listed fire code capacity. The February 15, 2021 order remained in effect as of the filing of this Annual Report and it is uncertain when COVID-19 mitigation measures will be further eased.
With respect to our operations in Montana, on November 20, 2020, the Governor of Montana issued an emergency executive order limiting operating capacity at all restaurants and bars to 50%. In addition, the order required all such businesses to close between the hours of 10 pm and 4 am. This order remained in effect as of December 31, 2020 and it is uncertain when it will be lifted.
Our Maryland operations have been subject to a reduced operating capacity requirement of 50% since re-opening on June 19, 2020. On November 17, 2020, the Governor of Maryland issued an emergency executive order further restricting food service establishments by requiring them to close from 10 pm to 6 am. During these closure hours, such establishments are allowed to take carry out and delivery orders off premises but such venues, including casinos, are not permitted to serve any beverages. This order remained in effect as of December 31, 2020 and it is uncertain when it will be lifted.

The disruptions arising from the COVID-19 pandemic had a significant adverse impact on our financial condition and results of operations for the year ended December 31, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain, as it is unknown when the pandemic will end, when or how quickly the current travel restrictions, occupancy and other limitations will be modified or cease to be necessary, and how these uncertainties will impact our business and the willingness of customers to spend on travel and entertainment.
Temporary closures of our operations due to the COVID-19 pandemic resulted in lease concessions for certain of the our taverns and route locations. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in a substantial changes in our obligations under such leases. Refer to “Note 1 — Nature of Business” for additional information.
The impact of COVID-19 on our operations qualified as a triggering event necessitating an evaluation of long-lived assets, goodwill, and indefinite-lived intangible assets for indicators of impairment as discussed in “Note 4 — Property and Equipment” and “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
Our $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing as of December 31, 2020. In addition, we have implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
Casinos
We own and operate ten resort casino properties in Nevada and Maryland. In light of COVID-19, certain amenities at our resort casino properties may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools.
The following table sets forth certain information regarding our properties as of December 31, 2020:

	Location	Slot Machines	Table Games	Hotel Rooms	Race and Sport Book	Bingo (seats)
Nevada Casinos
The STRAT Hotel, Casino & SkyPod (“The Strat”)	Las Vegas, NV	714	45	2,429	1	—
Arizona Charlie’s Boulder	Las Vegas, NV	679	—	302	1	approx. 400
Arizona Charlie’s Decatur	Las Vegas, NV	754	10	259	1	approx. 400
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	1,077	29	1,906	1	—
Colorado Belle (1)	Laughlin, NV	—	—	—	—	—
Edgewater	Laughlin, NV	635	20	1,052	1	—
Gold Town Casino	Pahrump, NV	178	—	—	—	—
Lakeside Casino & RV Park	Pahrump, NV	160	—	—	—	approx. 100
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	331	9	69	1	approx. 200
Maryland Casino
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	665	16	198	—	—
Totals		5,193	129	6,215	6
(1) We have implemented various mitigating actions to preserve liquidity in light of the COVID-19 pandemic. As a result, the operations of the Colorado Belle remain suspended. Refer to “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for financial statement impact associated with this matter.

The Strat: The Strat is our premier resort casino property, located on Las Vegas Boulevard on the north end of the Las Vegas Strip. The Strat comprises the iconic SkyPod, a casino, a hotel and a retail center. As of December 31, 2020, in addition to hotel rooms and gaming in an 80,000 square foot casino, The Strat offered nine restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.*
Arizona Charlie’s casinos: Our Arizona Charlie’s Boulder and Arizona Charlie’s Decatur casino properties primarily serve local Las Vegas gaming patrons, and provide an alternative experience to the Las Vegas Strip. Arizona Charlie’s Boulder is located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the primary east/west highway in Las Vegas. Arizona Charlie’s Decatur is located four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area, and is easily accessible from US Route 95, a major highway in Las Vegas. As of December 31, 2020, in addition to hotel rooms, gaming and bingo facilities, Arizona Charlie’s Decatur offered five restaurants and Arizona Charlie’s Boulder offered four restaurants and an RV park with approximately 220 RV hook-up sites.*
Laughlin casinos: We own and operate three resort casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. Our Laughlin casinos are situated on 56 adjacent acres along the heart of the Laughlin Riverwalk and cater primarily to patrons traveling from Arizona and Southern California, as well as customers from Nevada seeking an alternative to the Las Vegas experience. As of December 31, 2020, in addition to hotel rooms and gaming, the Aquarius had nine restaurants, the Colorado Belle featured three restaurants, and the Edgewater offered six restaurants and dedicated entertainment venues, including the Laughlin Event Center. The Laughlin Event Center, which is situated within walking distance from the Edgewater and in close proximity to our other Laughlin properties, is an outdoor arena that can seat up to approximately 12,000 guests and hosts various entertainment programs throughout the year, such as concerts, festivals, bull riding, rodeo, off-road racing and extreme sports events. As noted above, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remain suspended.*
Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. As of December 31, 2020, in addition to hotel rooms, gaming and bingo facilities at our Pahrump casino properties, Pahrump Nugget offered a bowling center and a 4,700 square foot banquet and event center and our Lakeside Casino & RV Park offered approximately 160 RV hook-up sites.*
Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources (the “Maryland DNR”) under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2020, in addition to hotel rooms and gaming, Rocky Gap offered three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort and includes an event and conference center.*
* As a result of the COVID-19 pandemic and associated public health orders, we have reduced capacity or temporarily closed certain of our amenities at our resort casino properties.
Distributed Gaming
Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2020, our distributed gaming operations comprised over 10,800 slots in over 1,000 locations. In August 2017, we became licensed as a video gaming terminal operator in Illinois and in October 2018, we received a conditional license to operate in Pennsylvania, providing for potential expansion into new jurisdictions.
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

In Nevada, we generally enter into three types of slot placement contracts as part of our distributed gaming business: space lease agreements, participation agreements and space lease agreements with revenue share provisions. Under space lease agreements that do not have revenue share provisions, we generally pay a fixed monthly rental fee for the right to install, maintain and operate our slots at a business location and we hold the applicable gaming license allowing us to operate such slots. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue generated from our slots. Space lease agreements with revenue share provisions are a hybrid model that has both space lease and participation elements and we pay the business a percentage of the gaming revenue generated from our slots placed at the location, rather than a fixed monthly rental fee. Under such arrangements, we hold the applicable gaming license to conduct gaming at the location and the business location is required to obtain separate regulatory approval to receive a percentage of the gaming revenue. In Montana, our slot and amusement device placement contracts are all participation agreements.
Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of December 31, 2020, we owned and operated 66 branded taverns, which offered a total of over 1,000 onsite slots. We continue to look for opportunistic and accretive opportunities to pursue additional tavern openings and acquisitions. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include Sierra Junction, PT’s Pub, PT’s Place, PT’s Gold, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar.
Sales and Marketing
Casinos
We market our Nevada resort casino properties to both the locals market and tourist traffic, targeting the value-driven customer. We seek to attract local residents to our Nevada casinos through promotions geared towards enhancing local play, including dining offerings at our casino restaurants and promotions of our bowling and bingo amenities. Promotional programs for out-of-market patrons focus primarily on The Strat casino property (with almost 600 newly renovated rooms, new and refreshed food and beverage outlets, and the iconic SkyPod), and our award-winning RV park surrounding a lake at the Lakeside Casino & RV Park.
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
Our casino sales and marketing efforts also include our new consolidated loyalty program, True Rewards®, designed to encourage repeat business at our resort casino properties, as discussed below.
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
Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. As of December 31, 2020, we had over 620,000 active players in our marketing database, providing us with an avenue to drive customer engagement and cross-marketing opportunities across our resort casino and distributed gaming platform.
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
Regulation
Gaming Regulation
We are subject to extensive federal, state, and local regulation. State and local government authorities in the jurisdictions in which we operate require us to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to be involved in gaming operations. These are privileged licenses or approvals which are not guaranteed by statute or regulation. State and local government authorities may limit, condition, suspend or revoke a license, impose substantial fines, and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will be able to obtain and maintain the gaming licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if additional gaming laws or regulations are adopted, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us and our business. For additional information, refer to the risk factor entitled “Our business is subject to extensive gaming regulation, which is costly to comply with, and gaming authorities have significant control over our operations” in “Part I, Item 1A: Risk Factors” of this Annual Report.
Gaming authorities may, in their sole and absolute discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of their respective states. Further, the costs of any investigation conducted by any gaming authority under these circumstances is typically required to be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. Our articles of incorporation require our shareholders to cooperate with gaming authorities in such investigations and permit us to redeem the securities held by any shareholder whose holding of shares of our capital stock may result, in the judgment of our Board of Directors, in our failure to obtain or our loss of any license or franchise from any governmental agency held by us to conduct any portion of our business. If any gaming authority determines that a person is unsuitable to own our securities, then, under the applicable gaming laws and regulations, we can be sanctioned, including the loss of our privileged licenses or approvals, if, without the prior approval of the applicable gaming authority, we conduct certain business with the unsuitable person. For additional information, refer to the risk factor entitled “Our shareholders are subject to extensive governmental regulation and, if a shareholder is found unsuitable by a gaming authority, that shareholder would not be able to beneficially own our common stock directly or indirectly. Our shareholders may also be required to provide information that is requested by gaming authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund redemption of our securities” in “Part I, Item 1A: Risk Factors” of this Annual Report.
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
The gaming industry also represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax laws or in the administration or interpretation of such laws. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations, cash flows and prospects. For additional information, refer to the risk factor entitled “Changes to gaming tax laws could increase our cost of doing business and have a material adverse effect on our financial condition” in “Part I, Item 1A: Risk Factors” of this Annual Report.
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
Our operations are subject to various environmental laws and regulations relating to emissions and discharges into the environment, and the storage, handling and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations are complex, and subject to change, and violations can lead to significant costs for corrective action and remediation, fines and penalties. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. As we acquire additional casino, resort and tavern properties, such as the casino properties we acquired in the Laughlin Acquisition, we may not know the full level of exposure that we may have undertaken despite appropriate due diligence. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on or adjacent to, our properties may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain properties.
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
Human Capital
Golden is committed to recruiting, developing and retaining a superior workforce. We have a long history and deep cultural commitment to service and authenticity.

Employees and Collective Bargaining Agreements
As of December 31, 2020, we had over 6,700 employees, of which approximately 1,800 were covered by various collective bargaining agreements. Other unions may seek to organize the workers of our resort casino properties from time to time. We believe we have good relationships with our employees, including those represented by unions.
In response to the COVID-19 pandemic and its disruptive impact on our operations, we made significant reductions to our headcount and, during the period of the mandatory temporary property closures and suspension of our Distributed Gaming operations, placed over 90% of our team members on furlough status in order to preserve liquidity. We started bringing our team members back from furlough upon re-opening of our properties during the second quarter of 2020 and maintained a headcount of over 6,700 employees for the rest of the year, which represents over 80% of the pre-pandemic headcount. Further, during 2020, we devoted significant attention to the public health orders related to the COVID-19 pandemic in order to protect our team members from potential COVID-19 exposure by implementing new protocols and processes to limit the spread of the virus. Such measures included the use of hand sanitizers and face coverings, enhanced cleaning and disinfecting protocols, temperature checks, testing and tracing and implementation of social distancing measures in restaurants, bars, and other food and beverage outlets, gaming floors, spas and pools, meeting rooms and other back-of-the house areas.
At The Strat, our employees are covered by four collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2021. Our collective bargaining agreements with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (Valet and Warehouse) expire on March 31, 2024. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on May 31, 2023.
At the Aquarius, our employees are covered by four collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO, as extended, expires on March 31, 2021. Our collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America expires on February 28, 2021. Our collective bargaining agreement with the United Steelworkers of America expires on March 31, 2021. Our collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artists and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expires on November 30, 2022.
At Edgewater, our collective bargaining agreement with the United Brotherhood of Carpenters and Joiner of America, Local 1780, expires on July 31, 2021.
At Rocky Gap, our collective bargaining agreement with the United Food and Commercial Workers Union, Local 27 expires on November 1, 2023.
Mission and Values
In 2020, we continued to emphasize our mission and values statements and as well as our “I CARE” guest service initiative. Our mission is to create authentic entertainment experiences where premium service is delivered without pretense, and at an exceptional value. This makes the average, everyday working person feel that they belong and that “this is their place.”
Our organizational values are:
•To give exceptional service
•To be accountable
•To show up with integrity
•To have speed with purpose
Our human capital initiatives reflect our commitment to aligning our workforce with the mission and values of the company.
Recruitment
In 2020, we selected for hire 2,043 candidates from a total pool of over 22,000 applications. We recruit applicants from diverse sources to ensure the sustainability of our talent pipeline and ensure a diverse pool of applicants. Golden utilizes both referral and retention incentives to remain competitive in limited labor markets.

Team Member Benefits
We engage with a nationally recognized compensation and benefits consulting firm to independently evaluate the effectiveness of our benefit program and to provide benchmarking against our peers within the industry. As a diverse organization, our team members annual enrollment experience is provided through multiple facets including telephonic, online or by app and we support multi-lingual options. Our comprehensive benefits program provides flexibility of choice for their medical, dental and vision plan options in addition to Telemedicine, flexible spending and health savings accounts, a retirement plan that provides an annual discretionary match and life insurance. We also offer a variety of voluntary options that allow our team members and their families to live healthier and more secure lives, including disability and expanded life coverage, critical illness and accident insurance, legal, identity theft, auto/home and pet insurance coverages. We view mental health services as a fundamental part of our program and offer a comprehensive suite of related benefits including online counseling through our team member assistance program. Additionally, Golden understands the age diversity of our team members and their changing financial needs. We provide no cost Medicare and Medicaid assistance programs and offer prescription savings solutions for those team members with chronic health conditions and diabetes.
Training and Development
In 2020, we expanded our use of online learning tools, internally branded as “GEMS.” Although the system is used to deploy all types of learning, the primary learning focus for 2020 was safety and compliance, to include COVID-19 safety. Sixteen different compliance and safety learning modules were deployed in 2020, with over 47,000 individual course completions in that learning track.
Diversity and Gender Equity
As of December 31, 2020, the organizational makeup was 50.5% female and 49.5% male with approximately 41% of management roles held by women. Average rate of pay for female salaried employees falls within 10% of the overall average pay for male employees in the same category.
As of December 31, 2020, the ethnic distribution of the overall workforce was 52% Caucasian and 48% non-Caucasian (all other races). The breakdown for salaried team members was 72.5% Caucasian and 27.5% non-Caucasian (all other races) with 24.6% of management roles held by non-Caucasian team members.
Among the overall workforce, as of December 31, 2020, 63% were over the age of 40 and 37% were under the age of 40. Of those over the age of 40, 10% were over the age of 65. Individuals over the age of 40 represented 67% of the salaried workforce.
Website and Available Information
Our website is located at www.goldenent.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed or furnished with the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and the rules and regulations promulgated thereunder. Copies of these documents are also available to our shareholders upon written request to our Chief Financial Officer at 6595 S Jones Boulevard, Las Vegas, Nevada 89118. Information on the website does not constitute part of this Annual Report.
These filings are also available free of charge on the SEC’s website at www.sec.gov.
ITEM 1A.    RISK FACTORS
You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also materially adversely impact our business, financial condition, results of operations or prospects. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be materially harmed and the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including the information in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as our consolidated financial statements and the related notes included in Part II, Item 8.

Risks Related to our Business and Operations
The COVID-19 pandemic has resulted in temporary closures of our casino properties and branded taverns and disrupted our operations, resulting in lower revenues and cash flows. This adverse impact is anticipated to continue until the global COVID-19 pandemic is contained.
The impact of the COVID-19 pandemic and measures to prevent its spread are expected to continue to impact our results, operations, cash flows and liquidity. We expect the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue. As a result of orders issued by governmental authorities in the states in which our properties are located, all of our properties were closed in mid-March 2020. All of our properties except for the Colorado Belle re-opened during the second quarter of 2020, although our branded taverns were subsequently temporarily closed in the third quarter of 2020. The conditions of re-opening our properties have included occupancy limitations (including restrictions on the number of tables and seats available), restrictions on hours of operations, social distancing measures (such as increased slot machine spacing), increased sanitation measures and employee and guest health monitoring mandates (such as temperature checks and mask protection), which measures both increase fixed costs and decrease potential revenue. We cannot predict when these restrictions on our operations will be changed or eliminated.
The COVID-19 pandemic also makes it more challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. In particular, the extent to which the COVID-19 pandemic will continue to impact our operational and financial performance will depend on many factors, including the duration and scope of the public health emergency, the extent, duration and effectiveness of containment actions taken, any reversal of the easing of lockdown restrictions (such as renewed closure orders, adverse changes in applicable occupancy limitations or permitted hours of operations or other more restrictive operating conditions in the event of a spike in COVID-19 infections), progress in vaccination rollout, and the impact on our business of the conditions imposed on our properties upon re-opening. Our businesses would also be impacted should the disruptions from the pandemic lead to prolonged changes in consumer behavior. For example, even once travel advisories and restrictions on our business are eased or cease to be necessary, demand for gaming and hotels may remain weak for a significant length of time and we cannot predict if and when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions resulting from the impact of the pandemic. The extent of changes in customer demand resulting from the economic downturn, widespread unemployment, reduced consumer confidence and consumer fears on the performance of our properties cannot reasonably be determined, but the impact of such factors may be significant and protracted.
The COVID-19 pandemic has had and will continue to have an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.
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
Renovations and other capital improvements of casino properties in particular require significant capital expenditures. For example, between May 2018 and December 31, 2020 we invested approximately $106.4 million in strategic renovations of The Strat. Any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain our casino and tavern properties from time to time may put us at a competitive disadvantage to casinos or taverns offering more modern and better maintained facilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. As we acquire additional casino, resort and tavern properties, we may not know the full level of exposure that we may have undertaken despite appropriate due diligence. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on or adjacent to, our properties may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.
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
A number of employees at our casino properties are covered by collective bargaining agreements, which have staggered expirations over the next several years, including several that are scheduled to expire during the first quarter of 2021. We cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. The inability to negotiate and enter into a new collective bargaining agreement on favorable terms could result in an increase in our operating expenses or covered employees could strike or engage in other collective behaviors. Any renegotiation of these and other labor agreements could significantly increase our costs for wages, healthcare, pension plans and other benefits, and could have a material adverse effect on the business of our casino properties and our financial condition, results of operations and prospects.
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
Our success depends, in part, on the secure and uninterrupted performance of our information technology and other systems and infrastructure, including systems to maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions and mailing lists. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks and similar events. An increasing number of companies like us have experienced breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break-ins or theft, data privacy or security breaches, third-party security breaches, employee error or malfeasance and similar events. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. For example, in January 2021, we were affected by a ransomware cyber-attack that temporarily disrupted our access to certain information located on our network and incurred expenses related thereto. Our financial information and business operations were not materially affected. We implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future cyber incidents. Nonetheless, if unauthorized parties gain access to our information technology and other systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we may incur expenses to retrieve such data, could be held liable to our customers or other parties, or could be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could materially adversely affect our operations.
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
We currently operate casinos resort properties solely in Nevada and in Flintstone, Maryland, and conduct our distributed gaming (including gaming in our branded taverns) business solely in Nevada and Montana. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:
•changes in local or regional economic conditions and unemployment rates;
•changes in local and state laws and regulations, including gaming laws and regulations;
•a decline in the number of residents in or near, or visitors to, our properties;
•changes in the local or regional competitive environment; and
•adverse weather conditions and natural disasters (including weather or road conditions that limit access to our properties).
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
From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Refer to “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information. Certain litigation claims may not be covered entirely or at all by our insurance policies, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention.
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
From time to time we may make strategic acquisitions; any failure to successfully integrate our businesses and businesses we acquire could materially adversely affect our business, and we may not realize the full benefits of our strategic acquisitions.
Our ability to realize the anticipated benefits of our strategic acquisitions will depend, to a large extent, on our ability to successfully integrate our businesses with the businesses we acquire. Integrating and coordinating the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business with our strategic acquisitions include:
•the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;
•the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•the diversion of management’s attention from day-to-day operations and additional demands on management relating to an increase in size or scope of our company following a significant acquisition;
•the assimilation of employees and the integration of different business cultures and challenges in retaining key personnel;
•the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems; and
•challenges in combining product offerings and sales and marketing activities.
There is no assurance that we will successfully or cost-effectively integrate our businesses with the businesses we acquire, and the costs of achieving systems integration may substantially exceed the levels originally projected. Integration of recently acquired businesses into our own operations in particular can be time consuming and present financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could adversely impact our relationships with customers, suppliers, employees and other constituencies. Combining our different systems, technology, networks and business practices could be more difficult and time consuming than we anticipated, and could result in additional unanticipated expenses. In addition, bringing the legacy systems for acquired businesses into compliance with the requirements of the Sarbanes-Oxley Act of 2002 may cause us to incur substantial additional expense.
Risks Related to our Indebtedness
Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
We have a significant amount of indebtedness. As of December 31, 2020, our senior indebtedness, excluding unamortized debt issuance costs, was $1.1 billion, which was comprised of $772 million in principal amount of outstanding term loan borrowings under our senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) and $375 million of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”). Our level of debt could, among other things:
•require us to dedicate a larger portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures and acquisitions, and other general corporate requirements;
•limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
•increase our vulnerability to general adverse economic and industry conditions and increases in interest rates;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•adversely affect our credit rating or the market price of our common stock.
Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may incur additional indebtedness, which could further increase the risks associated with our leverage.
We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. Our Credit Facility includes a $200 million Revolving Credit Facility, which was undrawn at December 31, 2020. In addition, our Credit Facility and the indenture governing the 2026 Unsecured Notes (the “Indenture”) permit us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facility restricts our ability to dispose of assets and use the proceeds from asset dispositions and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. In addition, under the Indenture we are subject to certain limitations, including limitations on our ability to incur additional debt and sell assets. Moreover, our ability to raise additional capital in the future and our cost of financing will depend, among other things, on global economic conditions, conditions in global financial markets, our prospects and our credit ratings, any of which could negatively impact our access to and cost of capital. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Covenants in our debt instruments restrict our business and could limit our ability to implement our business plan.
Our Credit Facility and Indenture contain, and any future debt instruments likely will contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. Our Credit Facility and Indenture include covenants restricting, among other things, our ability to incur indebtedness, issue redeemable or preferred stock, grant liens, sell assets (including capital stock of subsidiaries), pay dividends, redeem or repurchase capital stock, enter into affiliate transactions and merger or consolidated with another person.
In addition, our Credit Facility contains a financial covenant applying a maximum net leverage ratio when borrowings under our revolving credit facility exceed 30% of the total revolving commitment. Our Credit Facility is secured by liens on substantially all of our and the subsidiary guarantors’ present and future assets (subject to certain exceptions).
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

Risks Related to Share Ownership and Shareholder Matters
Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.
As of December 31, 2020, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 33% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.
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
For example, under Nevada gaming laws, each person who acquires, directly or indirectly, beneficial ownership of any voting security, or beneficial or record ownership of any non-voting security or any debt security, in a public corporation which is registered with the Nevada Gaming Commission (the “Gaming Commission”) may be required to be found suitable if the Gaming Commission has reason to believe that his or her acquisition of that ownership, or his or her continued ownership in general, would be inconsistent with the declared public policy of Nevada, in the sole discretion of the Gaming Commission. Any person required by the Gaming Commission to be found suitable shall apply for a finding of suitability within 30 days after the Gaming Commission’s request that he or she should do so and, together with his or her application for suitability, deposit with the Nevada Gaming Control Board, or the Control Board, a sum of money which, in the sole discretion of the Control Board, will be adequate to pay the anticipated costs and charges incurred in the investigation and processing of that application for suitability, and deposit such additional sums as are required by the Control Board to pay final costs and charges.
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
The market price of our common stock has been, and is likely to continue to be, volatile. During 2020, the market price of our common stock has ranged from $3.55 to $21.67. The market price of our common stock may be significantly affected by many factors, including:
•changes in general or local economic or market conditions;
•quarterly variations in operating results;
•strategic developments by us or our competitors;
•developments in our relationships with our customers, distributors and suppliers;
•regulatory developments or any breach, revocation or loss of any gaming license;
•changes in our revenues, expense levels or profitability;
•changes in financial estimates and recommendations by securities analysts; and
•failure to meet the expectations of securities analysts.
Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general has experienced significant volatility, which may adversely affect the market price of our common stock regardless of our operating performance.
Future sales of our common stock could lower our stock price and dilute existing shareholders.
We may from time to time file universal shelf registration statements for the future sale of common stock, preferred stock, debt securities and other securities, pursuant to which we may offer securities for sale from time to time. We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, we issued approximately 900,000 shares of our common stock in connection with the Laughlin Acquisitions in January 2019, and approximately 4.0 million shares of our common stock in connection with our acquisition of American Casino and Entertainment Properties LLC (“American”) in 2017. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and other equity awards pursuant to our employee benefit plans. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing shareholders.
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
Some of the provisions of our Articles of Incorporation and our Bylaws and Minnesota law could discourage, delay or prevent an acquisition of our business, even if a change in control would be beneficial to the interests of our shareholders and was made at a premium price. These provisions:
•permit our Board     of Directors to increase its own size and fill the resulting vacancies;
•authorize the issuance of “blank check” preferred stock that our Board of Directors could issue to increase the number of outstanding shares to discourage a takeover attempt; and
•permit shareholder action by written consent only if the consent is signed by all shareholders entitled to notice of a meeting.
Although we have amended our Bylaws to provide that Section 302A.671 (Control Share Acquisitions) of the Minnesota Business Corporation Act does not apply to or govern us, we remain subject to 302A.673 (Business Combinations) of the Minnesota Business Corporation Act, which generally prohibits us from engaging in business combinations with any “interested” shareholder for a period of four years following the shareholder’s share acquisition date, which may discourage, delay or prevent a change in control of our company. Under the Indenture, if certain specified change of control events occur, each holder of the 2026 Unsecured Notes may require us to repurchase all of such holder’s 2026 Unsecured Notes at a purchase price equal to 101% of the principal amount of such notes. In addition, our Credit Facility provides for an event of default upon the occurrence of certain specified change of control events.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
The location and characteristics of our properties are provided in Part I, Item 1: Business of this Annual Report.

The following table provides further information on our properties and identifies the facilities subject to leases of the underlying real estate assets, as of December 31, 2020:

Name and Location	Approximate Acres	Sq. Ft	Notes
Casinos
The Strat (Las Vegas, NV)	34	4,215,721	Approximately 17 acres are undeveloped and reserved for future development.
Arizona Charlie’s Boulder (Las Vegas, NV)	24	838,880
Arizona Charlie’s Decatur (Las Vegas, NV)	17	260,300	We lease office, storage and laundry space for our Arizona Charlie’s Decatur in an adjacent shopping center. The lease is with an unrelated party and expires in 2097.
Aquarius (Laughlin, NV)	18	1,804,525	Approximately 1.6 acres are undeveloped and reserved for future development.
Colorado Belle (Laughlin, NV)	22	848,234	Due to the impact of the COVID-19 pandemic, we suspended operations of this resort casino property.
Edgewater (Laughlin, NV)	16	1,106,050	In addition, we lease approximately 20 acres of land for the Laughlin Event Center for our Laughlin casino properties. The lease is with an unrelated party and expires in 2027.
Gold Town Casino (Pahrump, NV)	9	33,120	The casino property is located on four leased parcels of land. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor), and we sublease approximately two of the acres to an unrelated third party.
Lakeside Casino & RV Park (Pahrump, NV)	35	23,434
Pahrump Nugget (Pahrump, NV)	40	60,000	Approximately 20 acres are undeveloped and reserved for future development.
Rocky Gap (Flintstone, MD)	270	164,400	Approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated is leased from the Maryland DNR pursuant to a 40-year ground lease. The lease expires in 2052, with an option to renew for an additional 20 years.
Distributed Gaming
Taverns (Las Vegas, NV and Reno, NV)	—	362,082	All tavern locations are leased with lease terms ranging from 5 to 20 years, with various renewal options from 5 to 25 years.
Corporate and Other
Company headquarters (Las Vegas, NV)	—	41,124
The building is leased from a related party and expires on December 31, 2030. Refer to “Note 14 — Related Party Transactions” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further details.

Office and warehouse space (NV)	—	69,897
Office and warehouse space (MT)	—	63,856

ITEM 3.    LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Market under the ticker symbol “GDEN.” As of March 8, 2021, there were approximately 259 shareholders of record of our common stock.
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
Share Repurchase Program
Our Board of Directors has authorized us to repurchase up to $25.0 million worth of shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Refer to “Note 8 — Equity Transactions and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for information regarding current year activity under our share repurchase program.
Stock Performance Graph
The following performance graph compares the cumulative five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with Nasdaq Composite Index and the Dow Jones US Gambling index, during the five years ended December 31, 2020. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Returns - Year Ending December 31,
	2015	2016	2017	2018	2019	2020
Golden Entertainment, Inc.	$100.00	$136.09	$366.91	$180.03	$215.99	$223.52
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Dow Jones US Gambling	100.00	124.20	169.03	113.85	163.20	144.51
The performance graph and the related chart and text should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended except to the extent we specifically incorporate the performance graph by reference herein.
ITEM 6.    SELECTED FINANCIAL DATA
The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report.
Selected consolidated statement of operations data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Year Ended December 31,
	2020	2019 (1)	2018 (2)	2017 (3)(4)	2016 (3)(5)
(In millions, except per share amounts)
Results of Continuing Operations:
Total revenues	$694	$973	$852	$507	$400
(Loss) income from operations	$(67)	$46	$51	$15	$13
Net (loss) income	$(137)	$(40)	$(21)	$2	$16
Net (loss) income per share — basic	$(4.87)	$(1.43)	$(0.76)	$0.09	$0.74
Net (loss) income per share — diluted	$(4.87)	$(1.43)	$(0.76)	$0.08	$0.73

Balance Sheet:
Cash and cash equivalents	$104	$112	$116	$91	$47
Total assets	$1,571	$1,741	$1,367	$1,365	$419
Total long-term liabilities	$1,291	$1,318	$968	$966	$172
Shareholders’ equity	$161	$290	$315	$320	$209
(1)Our results for the year ended December 31, 2019 included the operating results of the Laughlin Entities from the closing date of the Laughlin Acquisition on January 14, 2019. We recorded $90.4 million in revenues and $1.8 million in net income from the operations of the Laughlin Entities for the year ended December 31, 2019. Income from operations for the year ended December 31, 2019 included approximately $1.8 million in acquisition expenses primarily related to the Laughlin Acquisition. Net loss for the year ended December 31, 2019 included a loss on extinguishment and modification of debt of $9.2 million.
We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”), as amended, as of January 1, 2019, and elected the option to apply the transition requirements in the new standard at the effective date of January 1, 2019 with the effects of initially applying ASC 842 recognized as a cumulative-effect adjustment to retained earnings on January 1, 2019. As a result, total assets and total long-term liabilities are not comparable to the prior periods in this first year of adoption.
(2)Income from operations for the year ended December 31, 2018 included approximately $1.2 million in preopening expenses primarily related to the opening of new taverns in the Las Vegas Valley and $3.0 million in acquisition expenses primarily related to the Laughlin Acquisition. Net loss for the year ended December 31, 2018 included an income tax provision of $9.6 million, which resulted primarily from the change in valuation allowance.
(3)Selected financial data as of and for the years ended December 31, 2017 and 2016 have been retrospectively adjusted for the adoption of the revenue recognition standard discussed in “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.

(4)Our results for the year ended December 31, 2017 included the operating results of American from the closing date of the American Acquisition, on October 20, 2017. We recorded approximately $76.3 million in revenues and $5.5 million in net income from the operations of American for the year ended December 31, 2017. Income from operations for the year ended December 31, 2017 included approximately $1.6 million in preopening expenses related to American and the non-capital costs associated with the opening of taverns, and $5.0 million in acquisition expenses related to the acquisition of American. Net income for the year ended December 31, 2017 included an income tax benefit of $7.9 million attributed primarily to a partial release of the valuation allowance on deferred tax assets and the impact of the Tax Cuts and Jobs Act.
(5)Our results for the year ended December 31, 2016 included the operating results of the Montana distributed gaming businesses we acquired in 2016 from the closing dates of the respective transactions. We recorded approximately $45.4 million in revenues and $1.6 million in net income from the operations of the Montana distributed gaming businesses for the year ended December 31, 2016. Income from operations for the year ended December 31, 2016 included approximately $2.5 million in preopening expenses related to the Montana distributed gaming businesses and the non-capital costs associated with the opening of taverns, and a gain on sale of land held for sale of $4.5 million. Net income for the year ended December 31, 2016 included an income tax benefit of $4.3 million attributed primarily to a partial release of the valuation allowance on deferred tax assets. On July 14, 2016, a special cash dividend of approximately $23.5 million was paid to shareholders (other than shareholders that had waived their right to receive such dividend in connection with the Sartini Gaming merger).
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements. Refer to “Forward-Looking Statements” in Part I of this Annual Report for additional information regarding forward-looking statements.
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

Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report for the year ended December 31, 2020.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues by segment
Casinos	$415,310	$615,401	$513,949
Distributed Gaming	278,256	357,239	337,067
Corporate and other	589	770	778
Total revenues	694,155	973,410	851,794
Operating expenses by segment
Casinos	193,060	302,371	247,042
Distributed Gaming	224,737	275,104	263,953
Corporate and other	1,170	1,037	3,237
Total operating expenses	418,967	578,512	514,232
Selling, general and administrative	179,412	225,848	183,892
Depreciation and amortization	124,430	116,592	94,456
Impairment of goodwill and intangible assets	33,964	—	—
Acquisition and severance expenses	3,710	3,488	3,740
Loss on disposal of assets	803	919	3,336
Preopening expenses	308	1,934	1,171
Total expenses	761,594	927,293	800,827
Operating (loss) income	(67,439)	46,117	50,967
Non-operating expense, net	(69,111)	(87,538)	(62,242)
Income tax (provision) benefit	(61)	1,876	(9,639)
Net loss	$(136,611)	$(39,545)	$(20,914)
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues
The $279.3 million, or 29%, decrease in revenues resulted primarily from decreases of $102.1 million, $90.9 million, $60.8 million and $25.5 million in gaming, food and beverage, room and other revenues, respectively, primarily due to mandated temporary property closures and the limitations on our operations following re-opening arising from our implementation of protocols and public health orders intended to protect our team members, gaming patrons and guests from potential COVID-19 exposure.
The $200.1 million, or 33%, decrease in revenues related to our Casinos segment compared to the prior year resulted primarily from decreases of $46.4 million, $70.3 million, $60.8 million and $22.6 million in gaming, food and beverage, room and other revenues, respectively, primarily due to mandated temporary property closures and the limitations on our operations following re-opening arising from our implementation of protocols and public health orders intended to protect our team members, gaming patrons and guests from potential COVID-19 exposure.
The $79.0 million, or 22%, decrease in revenues related to our Distributed Gaming segment resulted primarily from decreases of $55.6 million, $20.6 million and $2.8 million in our gaming, food and beverage and other revenues, respectively, primarily due to the impact of mandated temporary tavern closures and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic and the limitations on our operations following re-opening arising from our implementation of protocols and public health orders intended to protect our team members, gaming patrons and guests from potential COVID-19 exposure.
During the year ended December 31, 2020, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 28%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 9% as compared to 29% and 15%, respectively, for the prior year. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under space lease agreements with revenue share provisions). Refer to “Note 15 — Segment Information” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net loss.
Operating Expenses
The $159.5 million, or 28%, decrease in operating expenses compared to the prior year resulted primarily from $59.9 million, $67.5 million, $22.6 million and $9.5 million decreases in gaming, food and beverage, room and other expenses, respectively. These operating expense decreases primarily reflect the impact of mandated temporary property closures and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic and the various mitigating actions taken by Golden to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures.
Selling, General and Administrative Expenses
The $46.4 million, or 21%, decrease in selling, general and administrative (“SG&A”) expenses compared to the prior year was primarily due to the impact of mandated temporary property closures and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic, which resulted in a decrease in payroll, rent and other expenses.
Within our Casinos segment, SG&A expenses decreased $31.2 million, or 23%, primarily due to mandated temporary closures of our casino properties as a result of the COVID-19 pandemic, which resulted in a decrease in payroll, marketing and advertising and other expenses. The majority of the SG&A expenses in this segment were comprised of payroll and payroll-related expenses, marketing and advertising, utilities expenses, repairs and maintenance, and property taxes.
Within our Distributed Gaming segment, SG&A expenses decreased $2.6 million or 8%, primarily due to mandated temporary tavern closures and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic, which resulted in a decrease in payroll, rent and other expenses. The majority of SG&A expenses in this segment were comprised of payroll and payroll-related expenses, building and rent expense, utilities expenses, insurance, and property taxes.
Corporate SG&A expenses decreased $12.6 million, or 22% compared to the prior year, primarily from a reduction in labor costs, utilities, shared based compensation and professional services in accounting compared to the prior year. The majority of SG&A expense in this segment were comprised of corporate office overhead, legal, accounting, third-party service providers, executive compensation, share based compensation, payroll and payroll-related expenses.
Acquisition and Severance Expenses
Severance expenses during the year ended December 31, 2020 were incurred as a result of mitigating actions we took to preserve liquidity in light of COVID-19. Acquisition expenses were incurred primarily during the year ended December 31, 2019 and related to consulting and other services in connection with the Laughlin Acquisition, which closed on January 14, 2019, and subsequent integration activities.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred. Non-capital costs associated with the opening of tavern and casino locations are also expensed as preopening expenses as incurred.
For the year ended December 31, 2020, preopening expenses primarily related to our planned expansion into new markets for our Distributed Gaming segment. For the year ended December 31, 2019, preopening expenses primarily related to costs incurred in the opening of new taverns in the Las Vegas Valley.
Depreciation and Amortization
Depreciation and amortization expenses increased $7.8 million, or 7%, compared to the prior year, primarily due to the depreciation of the assets related to the remodel of The Strat and the amortization of intangible assets related to the Laughlin Acquisition.
Non-Operating Expense, Net
Non-operating expense, net decreased $18.4 million, or 21%, compared to the prior year, primarily due to a $9.2 million decrease in loss on extinguishment and modification of debt, $5.1 million decrease in interest expense and a $4.2 million decrease in loss related to change in fair value of derivative.

Income Taxes
Income tax provision for the year ended December 31, 2020 was $0.1 million, which resulted primarily from the change in valuation allowance. Income tax benefit for the year ended December 31, 2019 was $1.9 million, attributable primarily to the change in valuation allowance. The effective tax rate was (0.04)% for the year ended December 31, 2020, which differed from the federal tax rate of 21% due primarily to the change in valuation allowance. The effective tax rate for the year ended December 31, 2019 was 4.5%, which differed from the federal tax rate of 21% due primarily to the change in valuation allowance.
As of December 31, 2020, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future taxable income (and losses) and deductions from existing deferred tax assets and liabilities, net operating loss carryforwards, tax credit carryforwards, and other factors in reaching the conclusion that the deferred tax assets are not currently expected to be realized, and that therefore, the valuation allowance against the deferred tax assets required adjustment.
The Company recognizes penalties and interest related to uncertain tax benefits in the provision for income taxes.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For a discussion of our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, acquisition and severance expenses, preopening and related expenses, loss on disposal of assets, loss on extinguishment and modification of debt, share-based compensation expenses, other expenses and change in fair value of derivative.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net loss	$(136,611)	$(39,545)	$(20,914)
Depreciation and amortization	124,430	116,592	94,456
Impairment of goodwill and intangible assets	33,964	—	—
Acquisition and severance expenses	3,710	3,488	3,740
Preopening and related expenses (1)	533	4,548	1,171
Loss on disposal of assets	803	1,309	3,336
Share-based compensation	9,637	10,124	9,988
Other, net	3,275	2,216	1,088
Interest expense, net	69,110	74,220	64,028
Loss on extinguishment and modification of debt	—	9,150	—
Change in fair value of derivative	1	4,168	(1,786)
Income tax provision (benefit)	61	(1,876)	9,639
Adjusted EBITDA	$108,913	$184,394	$164,746
(1)Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the True Rewards loyalty program.
Liquidity and Capital Resources
As of December 31, 2020, we had $103.6 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months.
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
Cash Flows
Net cash provided by operating activities was $36.7 million for the year ended December 31, 2020 compared to net cash provided by operating activities of $113.9 million for the prior year. The decrease was primarily due to the impact of the COVID-19 pandemic on our operations (as discussed under “Overview — Impact of COVID-19” in Part I, Item 1: Business) and the timing of working capital spending.
Net cash used in investing activities was $35.9 million for the year ended December 31, 2020 compared to $256.1 million for the prior year. The decrease in net cash used in investing activities reflects the closing of the Laughlin Acquisition and capital expenditures made in 2019, and the deferral of material capital expenditures in light of the COVID-19 pandemic in 2020.
Net cash used in financing activities was $9.0 million for the year ended December 31, 2020 compared to net cash provided by financing activities of $137.8 million for the prior year. Net cash used in financing activities for the year ended December 31, 2020 primarily related to repayments of notes payable, payments under finance leases and a repurchase of shares of common stock under our share repurchase program. Net cash provided by financing activities for the year ended December 31, 2019 primarily related to $375.0 million of proceeds from the issuance of the 2026 Unsecured Notes offset by $220.0 million of repayments under our Credit Facility.
Long-Term Debt
For information regarding our Credit Facility and Indenture refer to “Note 7 — Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.

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
On December 22, 2020, we repurchased 50,000 shares of our common stock from Lyle A. Berman, an independent non-employee member of our Board of Directors, pursuant to our share repurchase program at a price of $19.00 per share, resulting in a charge to accumulated deficit for $1.0 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed. There were no other repurchase transactions under our share repurchase program during the year ended December 31, 2020.
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
Refer to “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding commitments and contingencies that may also affect our liquidity.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
(In thousands)
Term Loan	$4,000	$8,000	$8,000	$752,000	$—	$—	$772,000
2026 Unsecured Notes	—	—	—	—	—	375,000	375,000
Notes payable	3,635	639	99	—	—	—	4,373
Interest on long-term debt (1)	67,722	67,311	66,900	57,056	28,594	9,531	297,114
Operating leases (2)	45,456	39,346	33,627	32,416	16,922	90,230	257,997
Finance lease obligations (3)	3,978	3,301	801	338	306	3,628	12,352
Purchase obligations (4)	1,706	1,332	922	500	500	4,734	9,694
	$126,497	$119,929	$110,349	$842,310	$46,322	$483,123	$1,728,530
(1)Represents estimated interest payments on our outstanding term loan borrowings under our Credit Facility based on interest rates as of December 31, 2020 until maturity. Includes interest on 2026 Unsecured Notes and notes payable.
(2)Includes total operating lease interest obligations of $62.0 million.
(3)Includes total finance lease interest obligations of $3.2 million.
(4)Represents obligations related to license agreements.

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. The SEC has defined critical accounting policies as those that are most important to the presentation of the financial position and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. We have identified our critical accounting policies that meet this definition below. Other key accounting policies that involve the use of estimates, judgments, and assumptions are discussed in “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.
Valuation of Goodwill and Indefinite-Lived Intangible Assets
As of December 31, 2020, the value of our goodwill and indefinite-lived intangible assets was $158.4 million and $46.8 million, respectively. As discussed in “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, for the year ended December 31, 2020 we recorded impairment charges to our goodwill and indefinite-lived intangible assets of $27.1 million and $6.9 million, respectively.
We test our goodwill and indefinite-lived intangible assets comprised of trade names for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. When performing testing for impairment, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elect to bypass this qualitative assessment and perform a quantitative test. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine that it is more likely than not the asset is impaired, we then perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. The fair value of our trade names is estimated using the income approach to valuation at each of our reporting units.
The estimation of fair value for both goodwill and indefinite-lived intangible assets requires management to make critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows for each of our reporting units, the discount rate used to calculate the present value of such cash flows, our current valuation multiple and multiples of comparable publicly traded companies, and royalty rate to be applied to valuation of our trade names. Application of alternative estimates and assumptions could produce significantly different results, especially with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain, since they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. If our estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, including the discount rate and market multiple, we may have to record impairment charges in the future.

Valuation of Long-Lived Assets at Colorado Belle
As of December 31, 2020, the value of long-lived assets at Colorado Belle was $36.8 million. As discussed elsewhere in this Annual Report, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remain suspended. Since we review the carrying amounts of our long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, suspension of this resort casino property’s operations qualified as an indicator that impairment may exist related to our long-lived assets at Colorado Belle. As discussed in “Note 4 — Property and Equipment” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, the results of interim and annual assessments conducted during the year did not indicate an impairment of the long-lived assets at Colorado Belle as of and for the year ended December 31, 2020.
Recoverability of a long-lived asset is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is recorded based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, we generally use market comparables, when available, or a discounted cash flow model. The estimation of fair value utilizing a discounted cash flow model requires management to make critical estimates, judgments and assumptions with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain, since they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. If our estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, we may have to record impairment charges in the future.
Recently Issued Accounting Pronouncements
Refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for information regarding recently issued accounting pronouncements.
Regulation and Taxes
The casino and distributed gaming industries are subject to extensive regulation by state gaming authorities. Changes in applicable laws or regulations could have a material adverse effect on us.
The gaming industry represents a significant source of tax revenues to regulators. From time to time, various federal and state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations, cash flows and prospects. Refer to the “Regulation” section included in Part I, Item 1: Business of this Annual Report for further discussion of applicable regulations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2020, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility.
As of December 31, 2020, we had $772 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $200 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.97% for the year ended December 31, 2020. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.9 million over a twelve-month period.
As of December 31, 2020, our investment portfolio included $103.6 million in cash and cash equivalents and we did not hold any short-term investments.

We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, which is set to transition out at the end of 2021. Although we are not able to predict what will become a widely accepted benchmark in place of LIBOR, or the exact impact such a transition may have on our business, financial condition, and results of operations, our current expectation is that this transition will not have a material impact on our business or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Indefinite-lived Assets as of December 31, 2020
Description of the Matter
At December 31, 2020, the aggregate goodwill and indefinite-lived intangible assets was $158.4 million and $46.8 million, respectively. The Company recorded impairment charges in 2020 relating to the Company’s goodwill and indefinite-lived intangible assets of $27.1 million and $6.9 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company tests its goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred.

Auditing the Company’s computation of impairment is complex and highly judgmental due to the significant estimation required in determining the fair value of reporting units for goodwill and the fair value of indefinite-lived intangible assets. For goodwill, significant assumptions include the weighted average cost of capital, revenue growth rate, EBITDA Margin, and terminal growth rate. For indefinite-lived intangible assets, significant assumptions include revenue growth rate, royalty rate and discount rate. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s goodwill and indefinite-lived intangible assets impairment review process. For example, we tested controls over the quantitative impairment analyses of goodwill and indefinite-lived intangible assets, including management’s review of the prospective financial information, valuation models and underlying assumptions used to develop such estimates.

To test the assumptions in the valuation process, our audit procedures included, among others, evaluating the valuation methodology and the prospective financial information utilized in the valuations. We compared the assumptions in the valuation process described above, used by management, to current industry and economic trends, historical Company results, changes to the Company’s business model, regulatory changes, customer base or revenue mix and other relevant factors. We evaluated the Company’s internal and external communications as well as third party industry and analyst reports to identify any corroboratory or contrary evidence. We assessed the historical accuracy of management’s estimates and evaluated management’s sensitivity assessment of the subjective assumptions to evaluate the changes in the analysis that would result from changes in these assumptions. In addition, we involved our valuation specialist to assist with our procedures, including, among others, in determining the reporting unit’s discount rate, terminal growth rates and royalty rates.

Valuation of long-lived assets at Colorado Belle as of December 31, 2020
Description of the Matter
At December 31, 2020, the Company’s long-lived assets at Colorado Belle totaled $38.3 million. As discussed in Note 2, the Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As a result of the impact of the COVID-19 pandemic discussed in Note 4, the operations of the Colorado Belle remained suspended as of December 31, 2020. Management identified an indicator of impairment related to the Colorado Belle reporting unit and performed an impairment test. No indicators of impairment for any other long-lived asset groups were identified.

Auditing the Company’s Colorado Belle long-lived assets impairment assessment was challenging due to the highly judgmental nature of certain assumptions used in the estimate of future cash flows including, among others, future market conditions, including industry and economic trends, consumer preferences and changes to the Company’s operations specific to the Colorado Belle, which impacted the Company’s estimated revenue growth rates, EBITDA Margin and forecasted capital expenditures. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s impairment assessment of its long-lived assets. For example, we tested controls over the completeness and accuracy of the data and assumptions used in management’s impairment assessment.

Our testing of the Company’s impairment assessment for Colorado Belle’s long-lived assets, included, among other procedures, assessing the prospective financial information utilized in the valuation, considering factors such as future market conditions, industry and economic trends, consumer preferences and changes to the Company’s operations specific to the Colorado Belle. We also evaluated other assumptions used in preparing estimated future cash flows including revenue growth rates, EBITDA Margin and forecasted capital expenditures. We inquired of management as to their future operating plans for the Colorado Belle, comparing the results of our inquiries to the assumptions used in preparing their estimated future cash flows, as well as historical Company results, changes to the Company’s business model, customer base or revenue mix and other relevant factors. We evaluated the Company’s internal and external communications as well as third party industry and analyst reports to identify any corroboratory or contrary evidence. We assessed the historical accuracy of management’s estimates and evaluated management’s sensitivity assessment of the subjective assumptions to evaluate the changes in the analysis that would result from changes in these assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Las Vegas, Nevada
March 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Golden Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golden Entertainment, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2), and our report dated March 12, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 12, 2021

GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$103,558	$111,678
Accounts receivable, net of allowance for credit losses of $1,034 and $599 at December 31, 2020 and 2019, respectively	13,708	16,247
Prepaid expenses	14,920	19,879
Inventories	5,639	8,237
Other	2,906	4,388
Total current assets	140,731	160,429
Property and equipment, net	975,750	1,046,536
Operating lease right-of-use assets, net	180,553	203,531
Goodwill	158,396	185,470
Intangible assets, net	106,109	134,006
Other assets	9,410	10,945
Total assets	$1,570,949	$1,740,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$11,142	$8,497
Current portion of operating leases	35,725	33,883
Accounts payable	20,179	30,146
Accrued payroll and related	21,362	27,221
Accrued liabilities	30,305	33,017
Total current liabilities	118,713	132,764
Long-term debt, net and non-current finance leases	1,126,970	1,130,374
Non-current operating leases	160,248	184,301
Deferred income taxes	1,520	1,088
Other long-term obligations	2,236	2,646
Total liabilities	1,409,687	1,451,173
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,159 and 27,879 common shares issued and outstanding at December 31, 2020 and 2019, respectively	282	279
Additional paid-in capital	470,719	461,643
Accumulated deficit	(309,739)	(172,178)
Total shareholders’ equity	161,262	289,744
Total liabilities and shareholders’ equity	$1,570,949	$1,740,917
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Gaming	$476,753	$578,803	$525,176
Food and beverage	112,081	202,933	170,453
Rooms	71,411	132,193	106,805
Other	33,910	59,481	49,360
Total revenues	694,155	973,410	851,794
Expenses
Gaming	275,041	334,941	311,657
Food and beverage	92,202	159,728	138,114
Rooms	39,935	62,510	49,129
Other operating	11,789	21,333	15,332
Selling, general and administrative	179,412	225,848	183,892
Depreciation and amortization	124,430	116,592	94,456
Impairment of goodwill and intangible assets	33,964	—	—
Acquisition and severance expenses	3,710	3,488	3,740
Loss on disposal of assets	803	919	3,336
Preopening expenses	308	1,934	1,171
Total expenses	761,594	927,293	800,827
Operating (loss) income	(67,439)	46,117	50,967
Non-operating (expense) income
Interest expense, net	(69,110)	(74,220)	(64,028)
Loss on extinguishment and modification of debt	—	(9,150)	—
Change in fair value of derivative	(1)	(4,168)	1,786
Total non-operating expense, net	(69,111)	(87,538)	(62,242)
Loss before income tax (provision) benefit	(136,550)	(41,421)	(11,275)
Income tax (provision) benefit	(61)	1,876	(9,639)
Net loss	$(136,611)	$(39,545)	$(20,914)
Weighted-average common shares outstanding
Basic	28,080	27,746	27,553
Dilutive impact of stock options and restricted stock units	—	—	—
Diluted	28,080	27,746	27,553
Net loss per share
Basic	$(4.87)	$(1.43)	$(0.76)
Diluted	$(4.87)	$(1.43)	$(0.76)
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	26,413	$264	$399,510	$(79,861)	$319,913
Issuance of stock on options exercised and restricted stock units vested	610	6	1,316	—	1,322
Repurchases of common stock	(1,219)	(12)	—	(19,586)	(19,598)
Share-based compensation	—	—	9,641	—	9,641
Tax benefit from share-based compensation	—	—	(820)	—	(820)
Issuance of common stock, net of offering costs	975	10	25,598	—	25,608
Net loss	—	—	—	(20,914)	(20,914)
Balance, December 31, 2018	26,779	$268	$435,245	$(120,361)	$315,152
Cumulative effect, change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Issuance of stock on options exercised and restricted stock units vested	189	2	55	—	57
Share-based compensation	—	—	10,045	—	10,045
Tax benefit from share-based compensation	—	—	(301)	—	(301)
Share issuance related to business combination	911	9	16,599	—	16,608
Net loss	—	—	—	(39,545)	(39,545)
Balance, December 31, 2019	27,879	$279	$461,643	$(172,178)	$289,744
Issuance of stock on options exercised and restricted stock units vested	330	3	—	—	3
Repurchases of common stock	(50)	—	—	(950)	(950)
Share-based compensation	—	—	9,525	—	9,525
Tax benefit from share-based compensation	—	—	(449)	—	(449)
Net loss	—	—	—	(136,611)	(136,611)
Balance, December 31, 2020	28,159	$282	$470,719	$(309,739)	$161,262
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(136,611)	$(39,545)	$(20,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,430	116,592	94,456
Impairment of goodwill and intangible assets	33,964	—	—
Share-based compensation	9,525	10,045	9,641
Amortization of debt issuance costs and discounts on debt	4,519	4,532	5,062
Loss on disposal of assets	803	919	3,336
Provision for credit losses	940	598	435
Loss on extinguishment and modification of debt	—	9,150	—
Change in fair value of derivative	1	4,168	(1,786)
Deferred income taxes	432	(1,505)	10,380
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,599	(2,450)	1,478
Prepaid expenses, inventories and other current assets	8,999	(1,037)	(306)
Other assets	1,518	265	(368)
Accounts payable and other accrued expenses	(13,740)	11,753	(5,039)
Other liabilities	356	420	1,575
Net cash provided by operating activities	36,735	113,905	97,950
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(36,502)	(107,267)	(68,175)
Acquisition of businesses, net of cash acquired	—	(148,953)	—
Purchase of intangibles and other assets	—	—	(1,134)
Proceeds from disposal of property and equipment	648	247	103
Other investing activities	—	(77)	—
Net cash used in investing activities	(35,854)	(256,050)	(69,206)
Cash flows from financing activities
Repayments of revolving credit facility	(200,000)	(145,000)	—
Borrowings under revolving credit facility	200,000	145,000	—
Repayments of term loan	—	(220,000)	(8,000)
Proceeds from issuance of senior notes	—	375,000	—
Repayments of notes payable	(5,017)	(3,070)	(506)
Principal payments under finance leases	(2,588)	(2,485)	(1,039)
Payments for debt issuance costs	—	(6,686)	(219)
Debt extinguishment and modification costs	—	(4,763)	—
Tax withholding on share-based payments	(449)	(301)	(820)
Proceeds from exercise of common stock	3	57	26,930
Repurchases of common stock	(950)	—	(19,598)
Net cash (used in) provided by financing activities	(9,001)	137,752	(3,252)
Cash and cash equivalents
Change in cash and cash equivalents	(8,120)	(4,393)	25,492
Balance, beginning of period	111,678	116,071	90,579
Balance, end of period	$103,558	$111,678	$116,071

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows – (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow disclosures
Cash paid for interest	$64,422	$63,735	$60,542
Cash received for income taxes, net	(1,483)	(193)	—
Non-cash investing and financing activities
Payables incurred for capital expenditures	$3,585	$15,075	$11,597
Assets acquired under finance lease obligations	559	7,559	2,398
Loss on extinguishment of debt	—	4,388	—
Impairment of right-of-use asset	—	12,272	—
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	11,153	97,790	—
Common stock issued in connection with acquisitions	—	16,608	—
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
The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casino segment involves the operation of ten resort casino properties in Nevada and Maryland, comprising:

The STRAT Hotel, Casino & SkyPod (“The Strat”)	Las Vegas, Nevada
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, Nevada
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, Maryland
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
Acquisitions
On January 14, 2019, the Company completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance of 911,002 shares of the Company’s common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The results of operations of the Laughlin Entities are included in the Company’s results subsequent to the acquisition date. Refer to “Note 3 — Acquisitions” for additional information regarding this acquisition.
Impact of COVID-19
Since the declaration of COVID-19 as a pandemic on March 11, 2020, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the states in which the Company operates, to implement closures of non-essential operations to contain the spread of the virus. The pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following emergency executive orders issued by the Governors of Nevada, Maryland, and Montana, in the week of March 16, 2020, all of the Company’s properties were temporarily closed to the public and Golden’s Distributed Gaming operations at third-party locations were suspended. The Company's Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively, and the Company’s Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively. However, as a result of the impact of the pandemic, the operations of the Colorado Belle remain suspended. While all of the Company’s properties, except for the Colorado Belle, re-opened during the second quarter of 2020, the Company’s implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure continues to limit its operations. These measures include enhanced sanitization, public gathering limitations of 25-50% of casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons. Certain amenities at the Company’s casinos may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, showrooms, meeting rooms, spas and pools. These measures limit the number of patrons that are able to attend these venues. The Company cannot predict when these restrictions on its operations will be changed or eliminated.
On July 10, 2020, the Governor of Nevada issued an emergency executive order mandating the closure of bar tops and bar areas in restaurants, bars, pubs, taverns, breweries, distilleries, wineries and related facilities that are licensed to serve food in seven counties, including Clark County (the location of most of our branded taverns). In response to the Governor’s executive order, the Company immediately closed most of its tavern locations. The Company implemented modifications of the gaming areas in its taverns which allowed it to re-open its tavern locations beginning in late July 2020 and all of the tavern locations had re-opened by the end of September 2020.

On November 24, 2020, the Governor of Nevada issued an emergency executive order limiting occupancy in gaming areas and non-gaming businesses including but not limited to retail stores, restaurants and bars, non-retail venues, pools and aquatic facilities, and other establishments in Nevada to not exceed 25% of the listed fire code capacity. On February 15, 2021 certain COVID-19 mitigation measures were eased by allowing the occupancy rate at gaming floors and food and beverage establishments, including restaurants, bars, pubs, wineries, distilleries and breweries, to increase to 35%. Occupancy at retail stores, pools and aquatic facilities increased to 50% of the listed fire code capacity. The February 15, 2021 order remained in effect as of the filing of this Annual Report and it is uncertain when COVID-19 mitigation measures will be further eased.
With respect to the Company’s operations in Montana, on November 20, 2020, the Governor of Montana issued an emergency executive order limiting operating capacity at all restaurants and bars to 50%. In addition, the order required all such businesses to close between the hours of 10 pm and 4 am. This order remained in effect as of December 31, 2020 and it is uncertain when it will be lifted.
The Company’s Maryland operations have been subject to a reduced operating capacity requirement of 50% since re-opening on June 19, 2020. On November 17, 2020, the Governor of Maryland issued an emergency executive order further restricting food service establishments by requiring them to close from 10 pm to 6 am. During these closure hours, such establishments are allowed to take carry out and delivery orders off premises but such venues, including casinos, are not permitted to serve any beverages. This order remained in effect as of December 31, 2020 and it is uncertain when it will be lifted.
The disruptions arising from the COVID-19 pandemic had a significant adverse impact on the Company’s financial condition and results of operations for the year ended December 31, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain, as it is unknown when the pandemic will end, when or how quickly the current travel restrictions, occupancy and other limitations will be modified or cease to be necessary, and how these uncertainties will impact the Company’s business and the willingness of customers to spend on travel and entertainment.
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in a substantial changes in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of the rent expense in the amount of $11.9 million for the year ended December 31, 2020. Rent expense that was not forgiven will be recorded in future periods as these deferred payments are paid to the Company’s lessors.
The impact of COVID-19 on the Company’s operations qualified as a triggering event necessitating an evaluation of long-lived assets, goodwill, and indefinite-lived intangible assets for indicators of impairment as discussed in “Note 4 — Property and Equipment” and “Note 5 — Goodwill and Intangible Assets.”
The Company’s $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing as of December 31, 2020. In addition, the Company has implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. To further enhance its liquidity position or to finance any future acquisition or other business investment initiatives, the Company may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.

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
Accounts Receivable
Accounts receivable consist primarily of gaming, hotel and other receivables, net of allowance for credit losses. Accounts receivable are non-interest bearing and are initially recorded at cost. An estimated allowance for credit losses is maintained to reduce the Company’s accounts receivable to their expected net realizable value based on specific reviews of customer accounts, the age of such accounts, management’s assessment of the customer’s financial condition, historical and current collection experience and management’s expectations of future collection trends based on the current and forecasted economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.
Inventories
Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out and the average cost inventory methods.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Assets held under finance lease agreements are stated at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Expenditures for major additions, renewals and improvements are capitalized while costs of routine repairs and maintenance are expensed when incurred. A significant amount of the Company’s property and equipment was acquired through business acquisitions and therefore was initially recognized at fair value on the effective date of the applicable acquisition transaction. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and land improvements	10 - 40 years
Furniture and equipment	3 - 15 years
Leasehold improvements	2 - 15 years
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is recorded based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, the Company generally uses market comparables, when available, or a discounted cash flow model. The estimation of fair value requires significant judgment and is based on assumptions about future cash flows, including future growth rates, operating margins, economic and business conditions, all of which are unpredictable and inherently uncertain. The Company’s long-lived asset impairment tests are performed at the reporting unit level. For the years ended December 31, 2020, 2019 and 2018, there were no impairment charges.
Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs of disposal. The fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. Sales and other disposals of property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts with gains or losses on sales and other disposals recorded in the Company’s consolidated statements of operations.
Goodwill
The Company tests its goodwill for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level.
When performing testing for impairment, the Company either conducts a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elects to bypass this qualitative assessment and perform a quantitative test. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines that it is more likely than not the asset is impaired, it then performs a quantitative test in which the estimated fair value of the reporting unit is compared to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.
When performing the quantitative test, the Company estimates the fair value of each reporting unit using the expected present value of future cash flows along with value indications based on current valuation multiples of the Company and comparable publicly traded companies. The estimation of fair value requires significant judgment and is based on assumptions about future cash flows, including future growth rates, operating margins, economic and business conditions, all of which are unpredictable and inherently uncertain. Cash flow estimates are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to the Company’s properties, and other factors, such that the actual results may differ materially from such estimates. If the Company’s estimates of future cash flows are not met, it may be required to record goodwill impairment charges in the future.
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets are comprised of trade names. The fair value of the Company’s trade names is estimated using the income approach to valuation at each of its reporting units. The Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
Finite-Lived Intangible Assets
The Company’s finite-lived intangible assets primarily represent assets related to its customer relationships, player relationships, non-compete agreements, leasehold interest and licenses, which are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
The Company’s customer relationship assets represent the value associated with space lease agreements and participation agreements with its distributed gaming customers acquired in an asset purchase or business acquisition. The Company’s player relationships represent the value associated with its rated casino guests. The initial fair value of these intangible assets was determined using the income approach. The recoverability of the finite-lived intangible assets could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which could impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying amount of a customer relationship intangible asset to exceed its estimated fair value, the Company will recognize an impairment charge in the amount of the excess of the carrying amount over its estimated fair value.
Business Combinations
The Company allocates the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of assets acquired and liabilities assumed. Management estimates the fair values of assets and liabilities primarily using discounted cash flows and replacement cost analysis. Provisional fair value measurements of assets acquired and liabilities assumed may be retrospectively adjusted with the corresponding offset to goodwill during the measurement period, which does not extend beyond one year from the acquisition date. The measurement period ends once the Company is able to determine it has obtained all necessary information that existed as of the acquisition date or once the Company determines that such information is unavailable.
Long-Term Debt, Net
Long-term debt, net is reported as the outstanding debt amount, net of unamortized debt issuance costs and debt discount. These include legal and other direct costs related to the issuance of debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments, and are recorded as a direct reduction to the face amount of the Company’s outstanding long-term debt on the consolidated balance sheets. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis over the contractual term of the underlying debt. The Company amortized $4.5 million, $4.5 million and $5.1 million to interest expense for the years ended December 31, 2020, 2019 and 2018, respectively.
Derivative Instruments
The Company uses derivative financial instruments to manage interest rate exposure. The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in earnings as the Company’s derivative financial instruments do not qualify for hedge accounting. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates.
Leases
The Company determines whether an arrangement is or contains a lease at inception or modification of a contract. An arrangement is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of the identified asset means the lessee has both the right to obtain substantially all economic benefits from the use of the asset and the right to direct the use of the asset.
Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date for the arrangements with a term of 12 months or longer and are initially measured based on the present value of lease payments over the defined lease term. The measurement of the operating lease ROU assets also includes any prepaid lease payments made and is net of lease incentives. If the implicit interest rate to be applied to the determination of the present value of lease payments over the lease term is not readily determinable, the Company estimates the incremental borrowing rate based on the information available at the commencement date. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.
The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space within its resort casino properties. The Company also enters into operating lease agreements with certain equipment providers for placement of amusement devices and automated teller machines within its resort casino properties and taverns. The lease arrangements generally include minimum base rent and/or contingent rental clauses based on a percentage of net sales exceeding minimum base rent. Revenue is recorded on a straight-line basis over the term of the lease. The Company recognizes revenue for contingent rentals when the contingency has been resolved.

Revenue Recognition
Revenue from contracts with customers primarily consists of casino wagers, room sales, food and beverage transactions, rental income from the Company’s retail tenants and entertainment sales.
Casino gaming revenues are the aggregate of gaming wins and losses. The commissions rebated to premium players for cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to casino gaming revenues. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under the Company’s True Rewards® loyalty program.
The Company generally enters into three types of slot and amusement device placement contracts as part of its distributed gaming business: space lease agreements, participation agreements and space lease agreements with revenue share provisions. Under space lease agreements, that do not have revenue share provisions, the Company generally pays a fixed monthly rental fee for the right to install, maintain and operate the Company’s slots at a business location and the Company holds the applicable gaming license allowing it to operate such slots. Under these agreements, the Company recognizes all gaming revenue and records fixed monthly rental fees as gaming expenses. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue generated from the Company’s slots, which is recorded by the Company as an expense. Space lease agreements with revenue share provisions are a hybrid model that has both space lease and participation elements and the Company pays the business a percentage of the gaming revenue generated from its slots placed at the location, rather than a fixed monthly rental fee. Under such arrangements, the Company holds the applicable gaming license to conduct gaming at the location and the business location is required to obtain separate regulatory approval to receive a percentage of the gaming revenue. In Montana, the Company’s slot and amusement device placement contracts are all participation agreements. In its distributed gaming business, the Company considers its customer to be the gaming player since the Company controls all aspects of the slot machines. Due to the maintaining of control of the services directly before they are transferred to the customer, the Company is considered to be the principal in these transactions and therefore, records revenue on a gross basis.
For wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, the Company allocates the stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company’s control and discretion that are supplied by third parties are recorded as an operating expense in the consolidated statements of operations.
For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty program, the Company allocates the estimated stand-alone selling price of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs under ASC 606, Revenue from Contracts with Customers. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue. The Company’s performance obligation related to its loyalty program is generally completed within one year, as participants’ points expire after thirteen months of no activity.
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
Revenue from leases is recorded to “Other revenue” in the Company’s consolidated statements of operations and is generated from base rents through long-term leases with retail tenants. Base rent, adjusted for contractual escalations as applicable, is recognized on a straight-lined basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized by the Company until the threshold is met.
Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from customers and remitted to governmental authorities are presented on a net basis.

Contract and Contract Related Liabilities
The Company provides numerous products and services to its customers. There is often a timing difference between the cash payment by the customers and recognition of revenue for each of the associated performance obligations. The Company generally has three types of liabilities related to contracts with customers:
•Outstanding Chip Liability — The outstanding chip liability represents the collective amounts owed to customers in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased.
•Loyalty Program — The Company offers its new consolidated True Rewards loyalty program at all of its resort casino properties, as well as at all of its branded taverns and at participating supermarkets. Members of the Company’s True Rewards loyalty program may earn points based on gaming and retail activity including food and beverage purchases and resort activities at the Company’s resort casino properties, branded taverns and participating supermarkets. Loyalty points are redeemable for complimentary slot and table game play, food, beverages, grocery gift cards and hotel rooms, among other items. All points earned in the loyalty program roll up into a single account balance which is redeemable enterprise-wide at over 140 participating locations.
The Company records a liability based on the value of points earned, less an estimate for points not expected to be redeemed. This liability represents a deferral of revenue until such time as the participant redeems the points earned. Redemption history at the Company’s casinos and taverns is used to assist in the determination of the estimated accruals. Loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned, since participants’ points expire after thirteen months of no activity. The True Rewards points accruals are included in current liabilities on the Company’s consolidated balance sheets. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.
•Customer Deposits and Other — Customer deposits and other deferred revenue represent cash deposits made by customers for future non-gaming services to be provided by the Company. With the exception of tenant deposits, which are tied to the terms of the lease and typically extend beyond a year, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the Company’s activity for contract and contract related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Deposits and Other
(In thousands)	2020	2019	2020	2019	2020	2019
Balance at January 1	$756	$1,763	$4,696	$6,214	$5,015	$6,126
Balance at December 31	997	756	3,969	4,696	3,497	5,015
Increase (decrease)	$241	$(1,007)	$(727)	$(1,518)	$(1,518)	$(1,111)
Costs to Acquire a Contract with a Customer
As part of the Company’s distributed gaming business, the Company incurs incremental costs to acquire customer contracts in the form of up-front fully recoverable consideration provided to a customer upon execution of the agreement. Such costs are recorded as other current and non-current assets in the Company’s consolidated balance sheets and are amortized over the term of the contract. The amount of costs to acquire customer contracts recorded by the Company as of December 31, 2020 and 2019 was $5.5 million and $6.2 million, respectively.
Gaming Taxes
The Company’s Nevada casinos are subject to taxes based on gross gaming revenues and pay annual fees based on the number of slots and table games licensed during the year. Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and video lottery terminals in operation during the year. The Company’s distributed gaming operations in Nevada are subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that have grandfathered rights to more than 15 slots for play, and/or annual and quarterly fees at all tavern and third party distributed gaming locations. The Company’s distributed gaming operations in Montana are subject to taxes based on the Company’s share of gross gaming revenue. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes and licenses were $51.8 million, $62.1 million and $55.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Advertising Expenses
The Company expenses advertising, marketing and promotional costs as incurred. Advertising costs included in the “Selling, general and administrative” line in the Company’s consolidated statements of operations were $6.9 million, $13.1 million and $10.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Share-Based Compensation Expense
The Company has various share-based compensation programs, which provide for equity awards including stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the employee’s requisite service period. Compensation costs related to stock option awards are calculated based on the fair value of the award on the date of grant using the Black-Scholes option pricing model. For RSUs and PSUs, compensation expense is calculated based on the fair market value of the Company’s common stock on the date of grant. All of the Company’s share-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.
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
The Company’s income tax returns are subject to examination by the Internal Revenue Service and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
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
Net Income (Loss) per Share
For all periods, basic net income (loss) per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Due to the net loss for the years ended December 31, 2020, 2019 and 2018, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted-average common shares outstanding for these periods. The amount of potential common share equivalents was 915,025, 916,907 and 2,014,012 for years ended December 31, 2020, 2019 and 2018, respectively.
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of ASUs, to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. While management continues to assess the possible impact of the adoption of new accounting standards and the future adoption of the new accounting standards that are not yet effective on the Company’s financial statements, management currently believes that the following new standards have or may have an impact on the Company’s consolidated financial statements and disclosures:

Accounting Standards Issued and Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASC 326”). The new guidance replaced the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted the standard effective January 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASC 820”). The new guidance amended the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. The Company adopted the standard effective January 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU was intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The Company adopted the standard effective January 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and disclosures.
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
Note 3 – Acquisitions
The Company did not have any material acquisitions during the year ended December 31, 2020 or 2018.
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
The Laughlin Acquisition was accounted for using the acquisition method of accounting. The determination of the fair value of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) was completed in the fourth quarter of 2019.

The following table summarizes the allocation of the purchase price for the Laughlin Acquisition, based on estimates of the fair values of the assets acquired and liabilities assumed:

(In thousands)	Preliminary Allocation as of March 31, 2019	Adjustments	Final Purchase Price Allocation
Current assets	$12,615	$(123)	$12,492
Property and equipment	126,198	(1,131)	125,067
Right-of-use assets	2,620	—	2,620
Intangible assets	19,234	(324)	18,910
Goodwill	24,736	1,455	26,191
Other noncurrent assets	—	123	123
Liabilities	(10,023)	—	(10,023)
Lease liabilities	(2,620)	—	(2,620)
Total assets acquired, net of liabilities assumed	$172,760	$—	$172,760
The goodwill recognized is the excess of the purchase price over the final values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Casinos segment and $15.0 million is expected to be deductible for income tax purposes.
The following table summarizes the values assigned to acquired property and equipment in the Laughlin Acquisition and estimated useful lives by category:

(In thousands)	Useful Life (Years)	Amount
Land	Not applicable	$4,160
Building and site improvements	10-30	102,450
Furniture and equipment	2-13	18,290
Construction in process	Not applicable	167
Total property and equipment		$125,067
The following table summarizes the values assigned to acquired intangible assets in the Laughlin Acquisition and estimated useful lives by category:

(In thousands)	Useful Life (Years)	Amount
Non-compete agreements	5	$3,630
Trade names	Indefinite	6,980
Player loyalty program	2	8,300
Total intangible assets		$18,910
The following table summarizes the components of the purchase price paid by the Company to Marnell in the Laughlin Acquisition (after taking into account the adjustment to the cash portion of the purchase price pursuant to the post-closing adjustment provisions of the purchase agreement, as described above):

(In thousands)	Amount
Cash	$156,152
Fair value of common stock issued (911,002 shares)	16,608
Total purchase price	$172,760

Note 4 – Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(In thousands)	2020	2019
Land	$125,240	$125,240
Building and improvements	928,641	880,662
Furniture and equipment	246,292	222,938
Construction in process	6,714	49,869
Property and equipment	1,306,887	1,278,709
Accumulated depreciation	(331,137)	(232,173)
Property and equipment, net	$975,750	$1,046,536
Depreciation expense for property and equipment, including finance leases, totaled $103.4 million, $93.9 million and $76.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company concluded that the impact of the current COVID-19 pandemic on its operations and financial results was an indicator that impairment may exist related to its long-lived assets. As a result, throughout the year the Company revised its cash flow projections to reflect the current economic environment, including the uncertainty around the nature, timing and extent of elimination or change of the restrictions on its operations, and utilized such projections in performing interim and annual qualitative and quantitative assessments of its property and equipment for potential impairment. The revised cash flow projections also reflected the Company’s decision to keep operations of its Colorado Belle property suspended. Based on the results of interim and annual assessments conducted during the year, the Company concluded that there was no impairment of the Company’s long-lived assets as of and for the year ended December 31, 2020.
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
Note 5 – Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Refer to “Note 2 — Summary of Significant Accounting Policies” for further information on the Company’s accounting policies related to its goodwill and intangible assets.
During the first quarter of 2020, the Company concluded that the COVID-19 pandemic had an adverse impact on its operations and financial results, particularly within the Company’s Casinos segment due to the mandatory property closures, which management considered an indicator of impairment, and necessitated a performance of interim qualitative and quantitative impairment tests. The Company’s interim assessment resulted in recognition of an impairment of its Casinos segment goodwill of $6.5 million.
The mandatory closure of all the Company’s properties for a majority of the second quarter of 2020 resulted in deterioration of performance of the Company’s resort casino properties in particular, which required the Company to revise its cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations. The revised cash flow projections also reflected the Company’s decision to keep operations of its Colorado Belle property suspended. Interim qualitative and quantitative assessments of Golden’s goodwill and intangible assets for potential impairment conducted during the second quarter of 2020 utilizing the updated projections resulted in recognition of an additional impairment of the goodwill of the Company’s Casinos segment in the amount of $18.8 million as of June 30, 2020. The assessment also indicated that the carrying value of an indefinite-lived trade name for certain of the Company’s properties within the Casinos segment exceeded its fair value and resulted in recognition of an impairment charge of $2.6 million.

The Company conducted its annual quantitative test of goodwill and indefinite-lived intangible assets for potential impairment during the fourth quarter of 2020 utilizing the cash flow projections that were further revised in response to the ongoing impact of the COVID-19 pandemic on the Company’s operations, as discussed in “Note 1 — Nature of Business.” The Company’s annual test resulted in recognition of impairment charges to its goodwill and certain indefinite-lived trade names within the Casinos segment in the amount of $1.8 million and $4.3 million, respectively.
The estimated fair value of goodwill during the interim periods was determined using an income valuation approach utilizing discounted cash flow models. The annual quantitative test was conducted using a combination of an income valuation approach utilizing discounted cash flow models and a market valuation approach. The market valuation approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization. The income valuation approach utilized the following Level 3 inputs: discount rate of 12.0% - 13.5%; long-term revenue growth rate of 2.0% - 3.0%.
The estimated fair value of indefinite-lived intangible assets for the interim and annual tests was determined using the income approach by applying the relief from royalty methodology using Level 3 inputs with a royalty rate of 0.75% to 2.0%, a discount rate of 12.0% to 13.5% and long-term revenue growth rate of 2.0% to 3.0%.
The following table summarizes goodwill activity by reportable segment:

(In thousands)	Casinos	Distributed Gaming	Total Goodwill
Balance, January 1, 2019	$61,175	$98,104	$159,279
Goodwill acquired during the year (1)	26,191	—	26,191
Balance, December 31, 2019	$87,366	$98,104	$185,470
Goodwill impairment	(27,074)	—	(27,074)
Balance, December 31, 2020	$60,292	$98,104	$158,396
(1) Relates to the Laughlin Acquisition discussed in “Note 3 — Acquisitions.”
Intangible assets, net, consisted of the following:

	December 31, 2020
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(30,012)	—	51,093
Player relationships	2-14	42,990	(39,116)	—	3,874
Non-compete agreements	2-5	9,840	(7,385)	—	2,455
Gaming license (1)	15	2,100	(1,070)	—	1,030
In-place lease value	4	1,170	(918)	—	252
Leasehold interest	4	570	(504)	—	66
Other	4-25	1,814	(1,275)	—	539
		139,589	(80,280)	—	59,309
Balance, December 31, 2020		$193,279	$(80,280)	$(6,890)	$106,109
(1) Relates to Rocky Gap.

	December 31, 2019
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$53,690
		53,690	—	53,690
Amortizing intangible assets
Customer relationships	4-16	81,105	(24,140)	56,965
Player relationships	2-14	42,990	(26,649)	16,341
Non-compete agreements	2-5	9,840	(5,467)	4,373
Gaming license (1)	15	2,100	(929)	1,171
In-place lease value	4	1,301	(724)	577
Leasehold interest	4	570	(345)	225
Other	4-25	1,814	(1,150)	664
		139,720	(59,404)	80,316
Balance, December 31, 2019		$193,410	$(59,404)	$134,006
(1) Relates to Rocky Gap.
Total amortization expense related to intangible assets was $21.0 million, $22.7 million and $17.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated future amortization expense related to intangible assets is as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total (1)
Estimated amortization expense	$8,051	$7,496	$7,367	$6,472	$6,132	$23,791	$59,309
(1) The Company did not have intangible assets that were not placed in service as of December 31, 2020.
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
Note 6 – Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2020	2019
Gaming liabilities	$12,073	$12,353
Accrued taxes, other than income taxes	6,152	7,495
Interest	6,118	6,562
Other accrued liabilities	4,751	3,873
Deposits	1,211	2,734
Total current accrued liabilities	$30,305	$33,017

Note 7 – Debt
Long-term debt, net, consisted of the following:

	December 31,
(In thousands)	2020	2019
Term Loan	$772,000	$772,000
2026 Unsecured Notes	375,000	375,000
Finance lease liabilities	9,182	12,463
Notes payable	4,373	6,369
Total long-term debt and finance leases	1,160,555	1,165,832
Unamortized discount	(15,570)	(18,885)
Unamortized debt issuance costs	(6,873)	(8,076)
Total long-term debt and finance leases after debt issuance costs and discount	1,138,112	1,138,871
Current portion of long-term debt and finance leases	(11,142)	(8,497)
Long-term debt, net and finance leases	$1,126,970	$1,130,374
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
As of December 31, 2020, the Company had $772 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that full borrowing availability of $200 million under the Revolving Credit Facility was available to the Company for re-borrowing.
Interest and Fees
Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loan) or 1.00% (with respect to borrowings under the revolving credit facility) or (2)the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loan only), plus in each case, an applicable margin. The applicable margin for the term loan under the Credit Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the revolving credit facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on the Company’s net leverage ratio. The commitment fee for the revolving credit facility is payable quarterly at a rate of 0.375% or 0.50%, depending on the Company’s net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 3.97% for the year ended December 31, 2020.
Optional and Mandatory Prepayments
The Revolving Credit Facility matures on October 20, 2022, and the Term Loan matures on October 20, 2024. The Term Loan is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity. In April 2019, the Company made a $18 million prepayment of the term loan under the Credit Facility with the proceeds from the issuance of the Company’s 7.625% Senior Notes due 2026 (the “2026 Unsecured Notes”).
Guarantees and Collateral
Borrowings under the Credit Facility are guaranteed by each of the Company’s existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries) and are secured by substantially all of the present and future assets of the Company and its subsidiary guarantors (subject to of certain exceptions).

Financial and Other Covenants
Under the Credit Facility, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the term loan under the Credit Facility under certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The Credit Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities). If the Company defaults under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2020.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 2026 Unsecured Notes in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
In connection with the issuance of the 2026 Unsecured Notes, the Company incurred approximately $6.7 million in debt financing costs and fees that have been deferred and are being amortized over the term of the 2026 Unsecured Notes using the effective interest method.
The net proceeds of the 2026 Unsecured Notes were used to (i) repay the Company’s former $200 million second lien term loan, (ii) repay outstanding borrowings under the Revolving Credit Facility, (iii) repay $18 million of the outstanding Term Loan indebtedness under the Credit Facility, and (iv) pay accrued interest, fees and expenses related to each of the foregoing.
Optional Prepayments
The 2026 Unsecured Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2022 at a redemption price of 103.813%, during the 12 months beginning on April 15, 2023 at a redemption price of 101.906%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. Prior to April 15, 2022, the Company may redeem up to 40% of the 2026 Unsecured Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, from the net cash proceeds of specified equity offerings. Prior to April 15, 2022, the Company may also redeem the 2026 Unsecured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and an Applicable Premium (as defined in the indenture governing the 2026 Unsecured Notes (the “Indenture”)), if any, thereon to the redemption date.
Financial and Other Covenants
The 2026 Unsecured Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantees the Credit Facility. The 2026 Unsecured Notes are the Company and its subsidiary guarantors’ general senior unsecured obligations and rank equally in right of payment with all of the Company’s respective existing and future unsecured unsubordinated debt. The 2026 Unsecured Notes are effectively junior in right of payment to the Company and its subsidiary guarantors’ existing and future secured debt, including under the Credit Facility (to the extent of the value of the assets securing such debt), are structurally subordinated to all existing and future liabilities (including trade payables) of any of the Company’s subsidiaries that do not guarantee the 2026 Unsecured Notes, and are senior in right of payment to all of the Company and its subsidiary guarantors’ existing and future subordinated indebtedness.
Under the Indenture, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt. grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In the event of a change of control (which includes the acquisition of more than 50% of the Company’s capital stock, other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities), each holder will have the right to require the Company to repurchase all or any part of such holder’s 2026 Unsecured Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2026 Unsecured Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase.

Expenses Related to Extinguishment and Modification of Debt
In April 2019, the Company recognized a $5.5 million loss on extinguishment of debt and $3.7 million of expense related to modification of debt, related to the repayment of the Company’s former second lien term loan and $18 million prepayment of the Term Loan under its Credit Facility.
Derivative Instruments
In November 2017, the Company entered into an interest rate cap agreement (the “Interest Rate Cap”) with a notional value of $650 million for a cash payment of $3.1 million. The Interest Rate Cap established a range whereby the counterparty would pay the Company if one-month LIBOR exceeds the ceiling rate of 2.25%. The Interest Rate Cap settled monthly commencing in January 2018 through its expiration on December 31, 2020. No payments or receipts were required to be exchanged on the Interest Rate Cap unless interest rates rise above the pre-determined ceiling rate. The estimated fair value of the Company’s Interest Rate Cap is derived from a market price obtained from a dealer quote. Such quote represents the estimated amount the Company would receive to terminate the contract. The fair value of the Company’s Interest Rate Cap was zero as of December 31, 2019 and 2020.
Scheduled Principal Payments of Long-Term Debt
The scheduled principal payments due on long-term debt are as follows (in thousands):

Year Ending December 31,	Amount
2021	$11,142
2022	11,700
2023	8,829
2024	752,265
2025	219
Thereafter	376,400
Total outstanding principal of long-term debt	$1,160,555
Note 8 – Equity Transactions and Stock Incentive Plans
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
On November 7, 2018, the Board of Directors authorized the repurchase of up to $25 million shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. The Company uses the par value method of accounting for its stock repurchases. As a result of the stock repurchases, the Company reduces common stock and records charges to accumulated deficit. During the year ended December 31, 2018, the Company repurchased approximately 1.2 million shares of its $0.01 par value common stock in open market transactions at an average price of $16.06 per share, resulting in a charge to accumulated deficit of $19.6 million.
On March 12, 2019, the Board of Directors authorized the repurchase of up to $25 million worth of additional shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, which replaces the November 2018 share repurchase program. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On December 22, 2020, the Company repurchased 50,000 shares of its common stock from Lyle A. Berman, an independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program at a price of $19.00 per share, resulting in a charge to accumulated deficit of $1.0 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed. There were no other repurchase transactions under the Company’s share repurchase program during the year ended December 31, 2020.
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
The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2020 was 1,066,403 shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. As of December 31, 2020, a total of 1,501,007 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted-Average Remaining Term (in years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,126,521	6.1	$11.61
Granted	—		$—
Exercised	(84,875)		$3.88
Cancelled	(2,292)		$13.50
Expired	(148,013)		$26.61
Outstanding at December 31, 2020	2,891,341	5.5	$11.07	$25,520
Exercisable at December 31, 2020	2,854,813	5.5	$11.04	$25,286
The total intrinsic value of stock options exercised was $1.3 million, $1.6 million and $16.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has not granted any stock options since 2017 and the amount of cash received from stock options exercised during the year ended December 31, 2020 was insignificant.
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
•Expected dividend yield — As the Company has not historically paid dividends, with the exception of the Special Dividend, the dividend rate variable used in the Black-Scholes model is zero.
•Risk-free interest rate — The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon the Company’s experience as to the average historical term of option grants that were exercised, canceled or forfeited. Management believes historical data is reasonably representative of future exercise behavior.
•Expected volatility — The volatility assumption is based on the historical actual volatility of the Company’s stock. Management concluded there were no factors identified which were unusual and which would distort the volatility figure if used to estimate future volatility. Future volatility may be substantially less or greater than expected volatility.
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

The following table summarizes the Company’s RSU activity:

	RSUs
	Shares	Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2018	—
Granted	241,542	$29.09
Vested	—		$—
Cancelled	(9,243)	$28.72
Outstanding at December 31, 2018	232,299	$29.10
Granted	564,805	$13.88
Vested	(103,224)	$29.61	$1,596
Cancelled	(32,622)	$20.77
Outstanding at December 31, 2019	661,258	$16.44
Granted	624,415	$9.65
Vested	(308,222)	$16.06	$3,336
Cancelled	(33,494)	$16.58
Outstanding at December 31, 2020	943,957	$12.06
The following table summarizes the Company’s PSU activity:

	PSUs
	Shares (1)		Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2018	62,791		$27.87
Granted	108,957	(2)	$28.72
Vested	—			$—
Cancelled	—
Outstanding at December 31, 2018	171,748		$28.41
Granted	204,580		$14.13
Vested	—			$—
Cancelled	—
Outstanding at December 31, 2019	376,328		$20.65
Granted	404,880		$8.86
Vested	(5,254)		$28.72	$47
Cancelled	(32,235)		$28.72
Outstanding at December 31, 2020	743,719		$13.82
(1)The number of shares for the PSUs listed as outstanding at January 1, 2018 represents the actual number of PSUs granted to each recipient that are eligible to vest if the Company meets its performance goals for the applicable period. The number of shares listed as granted for PSUs granted after January 1, 2018 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
(2)During the first quarter of 2020, the Company’s financial results for the performance goals applicable to the PSUs granted in March 2018 were certified, which resulted in the reduction of the PSUs granted in 2018 to the number of PSUs eligible to vest from 108,957 to 76,722 shares (with the 32,235 share adjustment shown in the table above as “Cancelled”), 5,254 of which shares have since vested.

Share-Based Compensation
The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Stock options	$1,919	$4,850	$5,191
RSUs	5,264	4,284	3,383
PSUs	2,342	911	1,067
Total share-based compensation costs	$9,525	$10,045	$9,641
As of December 31, 2020, the Company’s unrecognized share-based compensation expenses related to stock options, RSUs and PSUs was $0.2 million, $6.5 million and $3.4 million, respectively, which are expected to be recognized over a weighted-average period of 0.2 years for stock options and 1.9 years for both RSUs and PSUs.
Note 9 – Income Taxes
Income tax provision (benefits) are summarized as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$(371)	$(371)	$(741)
State	—	—	—
Total current tax benefit	$(371)	$(371)	$(741)
Deferred:
Federal	$430	$(1,475)	$9,872
State	2	(30)	508
Total deferred tax provision (benefit)	432	(1,505)	10,380
Income tax provision (benefit)	$61	$(1,876)	$9,639
Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income (loss) before income tax provision (benefit) is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income taxes	0.89	1.20	4.50
Permanent tax differences – stock compensation	(0.43)	(0.70)	22.00
Permanent tax differences – business meals	(0.07)	(0.90)	(5.00)
Permanent tax differences – executive compensation and other	(0.86)	—	(0.20)
Purchase price allocation adjustment – merger	—	5.90	—
Change in valuation allowance	(19.09)	(32.30)	(144.50)
FICA credit generated	0.33	2.80	8.50
Impact of Tax Cuts and Jobs Act	—	—	(4.80)
Impact of ASC 842	—	7.70	—
Change in tax rate and apportionment	0.11	(0.30)	(4.30)
Deferred only adjustment to beginning deferred balances	(1.92)	0.10	17.30
Effective tax rate	(0.04)%	4.50%	(85.50)%

The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Accruals and reserves	$4,315	$5,346
Share-based compensation expense	5,469	4,958
Alternative minimum tax credit carryforward	—	371
General business credit carryforward	4,500	3,936
State tax credits	5,500	5,500
Net operating loss carryforwards	42,146	27,269
Operating lease obligation	42,039	46,525
Amortization of intangible assets	1,073	—
Other	647	583
	105,689	94,488
Valuation allowances	(62,724)	(36,652)
	$42,965	$57,836
Deferred tax liabilities:
Prepaid services	$(715)	$(288)
Amortization of intangible assets	—	(7,760)
Depreciation of fixed assets	(5,104)	(7,534)
Right-of-use assets	(38,666)	(43,342)
	(44,485)	(58,924)
Net deferred tax liabilities	$(1,520)	$(1,088)
Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company’s financial results for the year ended December 31, 2020, include a net increase in valuation allowance of $26.1 million. The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of December 31, 2020, negative evidence outweighs positive evidence for the realization of deferred tax assets and as a result has provided a full valuation allowance against its net deferred tax assets.
As of December 31, 2020, the Company had $191.0 million of federal net operating loss carryforwards, which will begin to expire in 2033. These net operating losses have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, in connection with the acquisition of American Casino and Entertainment Properties LLC (“American”), the Company issued 4,046,494 shares of its common stock to a former American equity holder, which resulted in an “ownership change” under Section 382 that will generally limit the amount of net operating losses the Company can utilize annually. As of December 31, 2020, the Company has concluded that the acquisition of American will not result in a loss of net operating loss nor credit carryforwards.
Additionally, the Company had deferred tax assets of $4.5 million related to general business credits. The general business credit carryforward begins to expire in 2037.
As of December 31, 2020, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of December 31, 2020, the Company had no material uncertain tax positions.
Note 10 – Employee Retirement and Benefit Plans
Defined contribution employee savings plans
Effective November 1, 2018 the Company combined its two qualified defined contribution employee savings plans. The Company’s qualified defined contribution employee savings plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company contributed approximately $0.6 million, $0.6 million and $0.2 million to its defined contribution employee savings plan during the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s contributions vest over a five-year period.

Pension plans
As of December 31, 2020, approximately 1,800 of the Company’s employees were members of various unions and covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $7.1 million, $11.8 million and $11.0 million in expenses for these plans for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:
•Assets contributed to multiemployer plans by one employer may be used to provide benefits to employees of other participating employers;
•If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of the multiemployer plan may be required to be borne by the remaining participating employers; and
•If an entity chooses to stop participating in some of its multiemployer plans, the entity may be required to pay those plans an amount based on the underfunded status of those plans, referred to as a “withdrawal liability.”
The Company considers the following multiemployer pension plans to be significant:

		Pension Protection Zone Status (1)		FIR/RP Status Pending/Implemented	Surcharge Imposed	Expiration Date Of Collective- Bargaining Agreement
Multiemployer Pension Plans	EIN/Plan Number	2019	2018
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2021
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2023
(1)The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.
The Company’s contributions to each multiemployer pension and benefit plans are as follows:

	December 31,
(In thousands)	2020	2019	2018
Multiemployer pension plans
Central Pension Fund of the IUOE and Participating Employers	$545	$704	$753
Southern Nevada Culinary and Bartenders Pension Plan	1,356	2,130	2,003
Other pension plans	142	198	191
Total contributions	$2,043	$3,032	$2,947
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$5,216	$8,757	$7,807
All other	3	4	6
Total contributions	$5,219	$8,761	$7,813
For the 2019 plan year, the latest period for which plan data is available, the Company made less than 5% of total contributions for all multiemployer pension plans to which the Company contributes.
Note 11 – Financial Instruments and Fair Value Measurements
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$758,490	Level 2
2026 Unsecured Notes	375,000	402,638	Level 2
Finance lease liabilities	9,182	9,182	Level 3
Notes payable	4,373	4,373	Level 3
Total debt	$1,160,555	$1,174,683

	December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$776,806	Level 2
2026 Unsecured Notes	375,000	401,250	Level 2
Finance lease liabilities	12,463	12,463	Level 3
Notes payable	6,369	6,369	Level 3
Total debt	$1,165,832	$1,196,888
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of December 31, 2020 and 2019. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
The Company’s Interest Rate Cap with a notional amount of $650.0 million entered into for a cash payment of $3.1 million expired on December 31, 2020. During the life of the agreement, the Company used Level 2 inputs to adjust the carrying value of the Interest Rate Cap to estimated fair value quarterly based upon observable market-based inputs that reflected the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s Interest Rate Cap was zero as of December 31, 2020 and 2019.
Business Combinations and Long-lived Assets
In connection with business combinations, the Company recognizes assets acquired and liabilities assumed at estimated fair value and adjusts liabilities for contingent consideration to estimates of fair value quarterly. For the Laughlin Acquisition, these amounts were finalized during the fourth quarter of 2019 and all value metrics and estimates utilized Level 3 inputs.
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

Fair value estimates for intangible assets are determined using variety of methods depending on the asset type. Valuation methods generally used by the Company include: a relief-from-royalty method under the income approach that includes an estimate for a reasonable royalty rate; an excess earnings method under the income approach and/or a cost-to-replace approach; and a lost profits method under the income approach using the with and without methodology.
Note 12 – Leases
Company as Lessee
The Company is a lessee under non-cancelable operating and finance leases for offices, taverns, land, vehicles, slot machines and equipment. In addition, slot placement contracts in the form of space lease agreements at chain stores are accounted for as operating leases. Under chain store space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its slots at business locations, which are recorded in gaming expenses. The Company’s slot machine lease agreements with gaming equipment manufacturers are short-term in nature with majority of such leases being under variable rent structure, with amounts determined based on the performance of the leased machines. Certain other short-term slot machine lease agreements are under fixed fee payment structure.
The leases, excluding land, have remaining lease terms of 1 year to 77 years, some of which include options to extend the leases for an additional 1 to 25 years. Some equipment leases and space lease agreements include options to terminate the lease with 60 days to 1 year notice. The Company assesses the options to extend or terminate the lease using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability.
The Company’s lease agreements for land, buildings and taverns with lease and non-lease components are accounted for separately. The lease and non-lease components of certain vehicle and equipment leases are accounted for as a single lease component. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.
Lease expense for arrangements with a fixed fee payment structure is recognized on a straight-line basis over the lease term. Lease expense for arrangements under a variable rent structure is recognized in the period in which the obligation for the payment is incurred.
The Company leases approximately 4.5 acres of undeveloped land in Carson City. Upon the adoption of ASC 842, the Company wrote off the associated ROU asset for this land lease of $9.4 million with a charge to its beginning balance of retained earnings as of January 1, 2019. The Company is also lessee for several taverns and locations subject to space lease agreements that it does not plan to develop, operate, or sub-lease. The Company wrote off the associated ROU asset for these leases of $2.9 million with a charge to its beginning balance of retained earnings as of January 1, 2019.
The Company leases its office headquarters building and the office space in a building adjacent to the Company’s office headquarters building from a related party. Refer to “Note 14 — Related Party Transactions” for more detail.
The current and non-current obligations under finance leases are included in “Current portion of long-term debt and finance leases” and “Long-term debt, net and finance leases” in the Company’s consolidated balance sheets, respectively. The majority of the finance leases relate to equipment for the Company’s casinos.

The components of lease expense were as follows:

		Year Ended December 31,
(In thousands)	Classification	2020	2019
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$46,082	$46,515
Variable lease cost	Operating and SG&A expenses	12,095	17,184
Short-term lease cost	Operating and SG&A expenses	4,964	6,617
Total operating lease cost		$63,141	$70,316

Finance lease cost
Amortization of leased assets	Depreciation and amortization	$2,376	$2,389
Interest on lease liabilities	Interest expense, net	627	439
Total finance lease cost		$3,003	$2,828
The Company incurred $55.7 million in operating lease expense for the year ended December 31, 2018. The expense was calculated on a straight-line basis and not retrospectively adjusted by the Company upon adoption of ASC 842.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,774	$47,084
Operating cash flows from finance leases	491	429
Financing cash flows from finance leases	2,588	2,485
Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands)	2020	2019
Operating leases
Operating lease right-of-use assets, gross	$214,548	$226,884
Accumulated amortization	(33,995)	(23,353)
Operating lease right-of-use assets, net	$180,553	$203,531

Current portion of operating leases	$35,725	$33,883
Non-current operating leases	160,248	184,301
Total operating lease liabilities	$195,973	$218,184

Finance leases
Property and equipment, gross	$16,404	$19,920
Accumulated depreciation	(3,807)	(3,787)
Property and equipment, net	$12,597	$16,133

Current portion of finance leases	$3,507	$3,662
Non-current finance leases	5,675	8,801
Total finance lease liabilities	$9,182	$12,463

The following presents additional information related to the Company’s leases as of December 31, 2020:

	December 31,
	2020	2019
Weighted Average Remaining Lease Term
Operating leases	8.6 years	8.9 years
Finance leases	7.0 years	7.0 years

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	6.5%	6.5%
Maturities of Lease Liabilities
As of December 31, 2020, maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2021	$45,456	$3,978	$49,434
2022	39,346	3,301	42,647
2023	33,627	801	34,428
2024	32,416	338	32,754
2025	16,922	306	17,228
Thereafter	90,230	3,628	93,858
Total lease payments	257,997	12,352	270,349
Amount of interest	(62,024)	(3,170)	(65,194)
Present value of lease liabilities	$195,973	$9,182	$205,155
As of December 31, 2020, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Company as Lessor
The Company leases space to third-party tenants under non-cancelable operating leases primarily for retail and food and beverage outlets within its resort casino properties. Golden also enters into operating lease agreements with certain equipment providers for placement of amusement devices and automated teller machines within its resort casino properties and taverns. The leases have remaining lease terms of 1 to 10 years, some of which include options to extend the leases for an additional 1 to 15 years.
Lease payments from tenants generally include minimum base rent, adjusted for contractual escalations as applicable, and/or contingent rental clauses based on a percentage of net sales exceeding minimum base rent. The Company records revenue on a straight-line basis over the term of the lease and recognizes revenue for contingent rentals when the contingency has been resolved. The Company combines lease and non-lease components for the purpose of measuring lease revenue, which is recorded in “Other revenue” in the Company’s consolidated statements of operations.
Minimum and contingent operating lease income was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Minimum rental income	$3,913	$7,479	$6,117
Contingent rental income	1,840	1,527	1,335
Total rental income	$5,753	$9,006	$7,452

Future minimum rent payments to be received under operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2021	$3,498
2022	3,040
2023	2,371
2024	1,433
2025	1,431
Thereafter	1,489
Total future minimum rent payments	$13,262
Note 13 – Commitments and Contingencies
Participation Agreements and Space Lease Agreements with Revenue Share Provisions
In addition to the space lease agreements described in “Note 12 — Leases” and “Note 2 — Summary of Significant Accounting Policies,” the Company enters into slot placement contracts in the form of participation agreements and space lease agreements with revenue share provisions. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue generated from the Company’s slots. Space lease agreements with revenue share provisions are a hybrid model that has both space lease and participation elements and the Company pays the business a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. Under such arrangements, the Company holds the applicable gaming license to conduct gaming at the location and the business location is required to obtain separate regulatory approval to receive a percentage of the gaming revenue. The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements and space lease agreements with revenue share provisions were $133.2 million, $158.6 million and $147.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, including $0.7 million for the year ended December 31, 2020 and $0.9 million for each of the years ended December 2019 and 2018 under the agreements with related parties described in “Note 14 — Related Party Transactions.”
Collective Bargaining Agreements
As of December 31, 2020 the Company had over 6,700 employees, of which approximately 1,800 were covered by various collective bargaining agreements. The Company’s collective bargaining agreements expire between 2021 and 2025. The Company cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to the Company.
Employment Agreements
The Company has entered into at-will employment agreements with certain of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executive officers are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive officer is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $5.7 million for Blake L. Sartini, $3.0 million for Charles H. Protell, $2.4 million for Stephen A. Arcana, and $0.8 million for Blake L. Sartini II (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2020, subject to amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options, RSUs and PSUs).
Legal Matters and Other
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
In January 2021, the Company was affected by a ransomware cyber-attack that temporarily disrupted the Company’s access to certain information located on the Company’s network and incurred expenses relating thereto. The Company’s financial information and business operations were not materially affected. The Company implemented a variety of measures to further enhance its cybersecurity protections and minimize the impact of any future cyber incidents. The Company has insurance related to this event and is seeking to recover a portion, if not all, of the costs incurred by the Company to remediate this matter and will record insurance recovery when collection is probable.
Note 14 – Related Party Transactions
As of December 31, 2020, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The lease for the Company’s office headquarters building expires on December 31, 2030. The rent expense for the office headquarters building was $1.6 million for the year ended December 31, 2020 and $1.3 million for each of the years ended December 31, 2019 and 2018. No amount was owed to the Company, and no amount was due and payable by the Company, under this lease arrangement as of December 31, 2020 and 2019. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2020, 2019 and 2018 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of December 31, 2020 and 2019. In addition, Golden and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The amount due and payable by the Company under such arrangements was insignificant as of December 31, 2020 and no amount was due and payable by the Company as of December 31, 2019. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for the year ended December 31, 2020. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
One tavern location that the Company had previously leased from a related party was sold in the second quarter of 2019 to an unrelated third party. As a result, the Company did not incur any rent expense for such tavern location for the year ended December 31, 2020 and the rent expense for such tavern was $0.2 million (for the period within which it was leased by a related party) and $0.4 million for the years ended December 31, 2019 and 2018, respectively. No tavern locations were leased from related parties as of December 31, 2020 and 2019.

From time to time, the Company’s executive officers and employees use for Company business a private aircraft that is owned by or leased to Sartini Enterprises, Inc., pursuant to aircraft timesharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc. that have been approved by the Audit Committee of the Board of Directors. The aircraft timesharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company paid $0.5 million for the year ended December 31, 2020 and $0.6 million for each of the years ended December 31, 2019 and 2018 under these arrangements. No amount was due and payable by the Company and no amount was owed to the Company under these agreements as of December 31, 2020 and 2019.
One of the distributed gaming locations at which the Company’s slots are located was owned in part by Sean T. Higgins, who previously served as Executive Vice President of Government Affairs of the Company. This agreement was in place prior to Mr. Higgins’s joining the Company on March 28, 2016. Net revenues recorded by the Company from the use of the Company’s slots at this location were $0.8 million for the year ended December 31, 2020 and $1.0 million for each of the years ended December 31, 2019 and 2018. Gaming expenses related to this location were $0.7 million for the year ended December 31, 2020 and $0.9 million for each of the years ended December 31, 2019 and 2018. An insignificant amount was owed to the Company and due and payable by the Company related to this arrangement as of December 31, 2020 and 2019.
In connection with the Sartini Gaming merger, Lyle A. Berman, an independent non-employee member of the Company’s Board of Directors, entered into a three-year consulting agreement with the Company pursuant to which the Company paid his wholly-owned consulting firm $200,000 annually, plus reimbursements for certain health insurance, administrative assistant and office costs. The consulting agreement expired on July 31, 2018 and as such, there were no expenses incurred by the Company for the agreement for the years ended December 31, 2020 and 2019. The Company recorded less than $0.1 million under this consulting arrangement with Mr. Berman for the year ended December 31, 2018.
On December 22, 2020, the Company repurchased 50,000 shares of its common stock from Mr. Berman pursuant to its share repurchase program at a price of $19.00 per share, resulting in a charge to accumulated deficit for $1.0 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed.
Note 15 – Segment Information
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
The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, acquisition and severance expenses, preopening and related expenses, gain or loss on disposal of assets, loss on extinguishment and modification of debt, share-based compensation expenses, other expenses and change in fair value of derivative, calculated before corporate overhead (which is not allocated to each segment).

The information within the following tables sets forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net (loss) income to Adjusted EBITDA:

	Year Ended December 31, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$237,599	$239,154	$—	$476,753
Food and beverage	78,663	33,418	—	112,081
Rooms	71,411	—	—	71,411
Other (1)	27,637	5,684	589	33,910
Total revenues	$415,310	$278,256	$589	$694,155
Net (loss) income	$(21,940)	$1,963	$(116,634)	$(136,611)
Depreciation and amortization	98,946	22,934	2,550	124,430
Impairment of goodwill and intangible assets	33,964	—	—	33,964
Acquisition and severance expenses	2,930	612	168	3,710
Preopening and related expenses (2)	225	57	251	533
Loss (gain) on disposal of assets	1,328	(413)	(112)	803
Share-based compensation	—	—	9,637	9,637
Other, net	1,238	705	1,332	3,275
Interest expense, net	837	488	67,785	69,110
Change in fair value of derivative	—	—	1	1
Income tax provision	—	—	61	61
Adjusted EBITDA	$117,528	$26,346	$(34,961)	$108,913

	Year Ended December 31, 2019
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$284,027	$294,776	$—	$578,803
Food and beverage	148,970	53,963	—	202,933
Rooms	132,193	—	—	132,193
Other (1)	50,211	8,500	770	59,481
Total revenues	$615,401	$357,239	$770	$973,410
Net income (loss)	$80,179	$28,365	$(148,089)	$(39,545)
Depreciation and amortization	92,918	22,035	1,639	116,592
Acquisition and severance expenses	575	35	2,878	3,488
Preopening and related expenses (2)	2,723	1,482	343	4,548
Loss (gain) on disposal of assets	1,124	(200)	385	1,309
Share-based compensation	11	5	10,108	10,124
Other, net	405	52	1,759	2,216
Interest expense, net	581	73	73,566	74,220
Loss on extinguishment and modification of debt	—	—	9,150	9,150
Change in fair value of derivative	—	—	4,168	4,168
Income tax benefit	—	—	(1,876)	(1,876)
Adjusted EBITDA	$178,516	$51,847	$(45,969)	$184,394
(1) Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Leases” for details.
(2) Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the True Rewards loyalty program.

	Year Ended December 31, 2018
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$246,623	$278,553	$—	$525,176
Food and beverage	119,636	50,817	—	170,453
Rooms	106,805	—	—	106,805
Other (1)	40,885	7,697	778	49,360
Total revenues	$513,949	$337,067	$778	$851,794
Net income (loss)	$82,556	$25,870	$(129,340)	$(20,914)
Depreciation and amortization	72,242	20,604	1,610	94,456
Acquisition and severance expenses	289	38	3,413	3,740
Preopening and related expenses (2)	170	365	636	1,171
Loss (gain) on disposal of assets	2,893	443	—	3,336
Share-based compensation	37	3	9,948	9,988
Other, net	188	408	492	1,088
Interest expense, net	110	93	63,825	64,028
Change in fair value of derivative	—	—	(1,786)	(1,786)
Income tax provision	—	—	9,639	9,639
Adjusted EBITDA	$158,485	$47,824	$(41,563)	$164,746
(1)Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Leases” for details.
(2)Preopening and related expenses include rent, organizational costs, non-capital costs associated with the opening of tavern and casino locations, and expenses related to The Strat rebranding and the launch of the True Rewards loyalty program.
Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at December 31, 2020	$1,085,510	$430,791	$54,648	$1,570,949

Balance at December 31, 2019	$1,204,574	$482,294	$54,049	$1,740,917
Capital Expenditures
The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Casinos (1)	Distributed Gaming (2)	Corporate and Other	Consolidated
For the year ended December 31, 2020	$27,091	$6,886	$2,525	$36,502

For the year ended December 31, 2019	$83,382	$19,185	$4,700	$107,267

For the year ended December 31, 2018	$45,634	$15,942	$6,599	$68,175
(1)Capital expenditures in the Casinos segment exclude non-cash purchases of property and equipment of $1.1 million, $19.1 million and $8.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Capital expenditures in the Distributed Gaming segment exclude non-cash purchases of property and equipment of $2.5 million, $3.6 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16 – Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2020.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
a.Disclosure Controls and Procedures
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
b.Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.
c.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2021 annual meeting of shareholders (the “2021 Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.
We have adopted a code of ethics applicable to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer). The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our code of ethics is published in the “Investors — Governance” section of our website at www.goldenent.com.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2021 Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners will be included in the 2021 Proxy Statement under the heading “Ownership of Securities,” and is incorporated herein by reference.
The following table provides certain information as of December 31, 2020 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
Golden Entertainment, Inc. 2015 Incentive Award Plan (1)	2,829,347	$11.05	1,501,007
2007 Lakes Stock Option and Compensation Plan	61,994	$12.18	—
Total	2,891,341	$11.07	1,501,007
(1)As of December 31, 2020, we had 943,957 RSUs and 743,719 PSUs outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2021 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the 2021 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
GOLDEN ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2020	$36,652	$26,072	$—	$62,724
Year Ended December 31, 2019	23,276	13,376	—	36,652
Year Ended December 31, 2018	6,983	16,293	—	23,276
(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Purchase Agreement, dated as of July 14, 2018, by and between Golden Entertainment, Inc. and Marnell Gaming, LLC.	8-K	000-24993	2.1	7/16/2018

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Seventh Amended and Restated Bylaws of Golden Entertainment, Inc.	10-Q	000-24993	3.1	11/6/2020

4.1	Indenture, dated as of April 15, 2019, between Golden Entertainment, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee	10-Q	000-24993	4.1	5/10/2019

4.2	Form of 7.625% Senior Note due 2026 of Golden Entertainment, Inc. (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 10, 2019)	10-Q	000-24993	4.1	5/10/2019

4.3	Description of Registered Securities	10-K	000-24993	4.3	3/13/2020

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.2	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.3	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.4	Stockholders Agreement, dated as of January 14, 2019, by and between Golden Entertainment, Inc. and the stockholders party thereto.	8-K	000-24993	10.1	1/15/2019

10.5	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.6	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Lyle A. Berman	8-K	000-24993	10.3	8/4/2015

10.7#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.7.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.7.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

10.8#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.8.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

10.8.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8.3#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.1	11/8/2019

10.9#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

10.9.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.12.1	3/14/2016

10.9.2#	Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.11.2	3/16/2017

10.9.3#	Third Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Stephen Arcana	10-Q	000-24993	10.2	5/10/2018

10.10#	Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-K	000-24993	10.15	3/16/2017

10.10.1#	First Amendment to Amended and Restated Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.4	5/10/2018

10.11#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.11.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.11.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.11.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.12#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.12.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.12.2#	From of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.12.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.12.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

10.13#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

21.1	Subsidiaries of Golden Entertainment, Inc.					√

23.1	Consent of Independent Registered Public Accounting Firm					√

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					√

101.SCH	Inline XBRL Taxonomy Extension Schema					√

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					√

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document					√

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					√

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					√

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					√
#    Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2021	GOLDEN ENTERTAINMENT, INC.
Registrant

	By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2021.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board and Chief Executive Officer
Blake L. Sartini	(Principal Executive Officer)

/s/ CHARLES H. PROTELL	President and Chief Financial Officer
Charles H. Protell	(Principal Financial Officer)

/s/ THOMAS E. HAAS	Senior Vice President of Accounting
Thomas E. Haas	(Principal Accounting Officer)

/s/ LYLE A. BERMAN	Director
Lyle A. Berman

/s/ ANN DOZIER	Director
Ann Dozier

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ ANTHONY A. MARNELL III	Director
Anthony A. Marnell III

/s/ ROBERT L. MIODUNSKI	Director
Robert L. Miodunski

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright