Form 10-Q
period 2021-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2021-05-07
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, the registrant had 28,468,530 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$145,442	$103,558
Accounts receivable, net of allowance for credit losses of $926 and $1,034 at March 31, 2021 and December 31, 2020, respectively	15,087	13,708
Prepaid expenses	20,968	14,920
Inventories	5,560	5,639
Other	2,949	2,906
Total current assets	190,006	140,731
Property and equipment, net	954,147	975,750
Operating lease right-of-use assets, net	199,391	180,553
Goodwill	158,396	158,396
Intangible assets, net	103,910	106,109
Other assets	9,343	9,410
Total assets	$1,615,193	$1,570,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$11,450	$11,142
Current portion of operating leases	41,364	35,725
Accounts payable	20,893	20,179
Accrued payroll and related	27,794	21,362
Accrued liabilities	40,365	30,305
Total current liabilities	141,866	118,713
Long-term debt, net and non-current finance leases	1,125,024	1,126,970
Non-current operating leases	173,841	160,248
Deferred income taxes	1,223	1,520
Other long-term obligations	2,026	2,236
Total liabilities	1,443,980	1,409,687
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,462 and 28,159 common shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	285	282
Additional paid-in capital	470,047	470,719
Accumulated deficit	(299,119)	(309,739)
Total shareholders’ equity	171,213	161,262
Total liabilities and shareholders’ equity	$1,615,193	$1,570,949
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Gaming	$177,000	$127,215
Food and beverage	33,804	41,547
Rooms	18,398	25,605
Other	10,494	12,790
Total revenues	239,696	207,157
Expenses
Gaming	96,372	78,112
Food and beverage	23,541	34,887
Rooms	9,610	13,955
Other operating	2,696	5,127
Selling, general and administrative	53,591	47,610
Depreciation and amortization	27,186	31,156
Loss on disposal of assets	209	589
Preopening expenses	120	105
Impairment of goodwill and intangible assets	—	6,461
Severance expenses	—	2,976
Total expenses	213,325	220,978
Operating income (loss)	26,371	(13,821)
Non-operating expense
Interest expense, net	(16,048)	(18,746)
Change in fair value of derivative	—	(1)
Total non-operating expense, net	(16,048)	(18,747)
Income (loss) before income tax benefit (provision)	10,323	(32,568)
Income tax benefit (provision)	297	(52)
Net income (loss)	$10,620	$(32,620)
Weighted-average common shares outstanding
Basic	28,219	27,930
Dilutive impact of stock options and restricted stock units	2,195	—
Diluted	30,414	27,930
Net income (loss) per share
Basic	$0.38	$(1.17)
Diluted	$0.35	$(1.17)
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	27,879	$279	$461,643	$(172,178)	$289,744
Issuance of stock on options exercised and restricted stock units vested	172	2	—	—	2
Share-based compensation	—	—	2,153	—	2,153
Tax benefit from share-based compensation	—	—	(428)	—	(428)
Net loss	—	—	—	(32,620)	(32,620)
Balance, March 31, 2020	28,051	$281	$463,368	$(204,798)	$258,851

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	303	3	98	—	101
Share-based compensation	—	—	2,669	—	2,669
Tax benefit from share-based compensation	—	—	(3,439)	—	(3,439)
Net income	—	—	—	10,620	10,620
Balance, March 31, 2021	28,462	$285	$470,047	$(299,119)	$171,213
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$10,620	$(32,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,186	31,156
Change in non-cash lease expense	439	161
Share-based compensation	2,669	2,153
Amortization of debt issuance costs and discounts on debt	1,155	1,113
Loss on disposal of assets	209	589
(Benefit) provision for credit losses	(27)	160
Deferred income taxes	(297)	423
Impairment of goodwill and intangible assets	—	6,461
Change in fair value of derivative	—	1
Changes in operating assets and liabilities:
Accounts receivable	(1,352)	4,108
Prepaid expenses, inventories and other current assets	(6,012)	72
Other assets	9,472	(586)
Accounts payable and other accrued expenses	17,791	(492)
Other liabilities	(9,659)	(1,542)
Net cash provided by operating activities	52,194	11,157
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(4,873)	(18,541)
Proceeds from disposal of property and equipment	223	353
Net cash used in investing activities	(4,650)	(18,188)
Cash flows from financing activities
Borrowings under revolving credit facility	—	200,000
Repayments of notes payable	(1,483)	(1,824)
Principal payments under finance leases	(839)	(629)
Tax withholding on share-based payments	(3,439)	(428)
Proceeds from issuance of common stock, net of costs	3	2
Proceeds from exercise of stock options	98	—
Net cash (used in) provided by financing activities	(5,660)	197,121
Cash and cash equivalents
Change in cash and cash equivalents	41,884	190,090
Balance, beginning of period	103,558	111,678
Balance, end of period	$145,442	$301,768

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow disclosures
Cash paid for interest	$7,630	$9,616
Non-cash investing and financing activities
Payables incurred for capital expenditures	$561	$2,292
Operating lease right-of-use assets obtained in exchange for lease obligations	28,681	1,739
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Condensed Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Overview
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
Impact of COVID-19
Since the declaration of COVID-19 as a pandemic on March 11, 2020, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the states in which the Company operates, to implement closures of non-essential operations to contain the spread of the virus. The pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following emergency executive orders issued by the Governors of Nevada, Maryland and Montana in the week of March 16, 2020, all of the Company’s properties were temporarily closed to the public and the Distributed Gaming operations at third-party locations were suspended. The Company’s Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively, and the Company’s Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively. However, as a result of the impact of the pandemic, the operations of the Colorado Belle remain suspended. While all of the Company’s properties, except for the Colorado Belle, re-opened during the second quarter of 2020, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure continues to limit the Company’s operations. These measures include enhanced sanitization, public gathering limitations on casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons. Certain amenities at the Company’s casinos may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, showrooms, meeting rooms, spas and pools. These measures limit the number of patrons that are able to attend these venues. The Company cannot predict when these restrictions on the Company’s operations will be eliminated.
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

On November 24, 2020, the Governor of Nevada issued an emergency executive order limiting occupancy in gaming areas and non-gaming businesses, including, but not limited to, retail stores, restaurants and bars, non-retail venues, pools and aquatic facilities, and other establishments in Nevada to 25% of the listed fire code capacity. On February 15, 2021 these restrictions were relaxed to allow the occupancy rate at gaming floors and food and beverage establishments, including restaurants, bars, pubs, wineries, distilleries and breweries, to increase to 35%, while permitted occupancy at retail stores, pools and aquatic facilities increased to 50% of the listed fire code capacity. On March 15, 2021 the Governor of Nevada further eased the occupancy limitations on the gaming properties by allowing the occupancy rate to go up to 50% of the listed fire code capacity. On May 1, 2021, the occupancy limitations for establishments located in Clark County were further eased by increasing to 80%, subject to state law considerations. It is uncertain when the COVID-19 mitigation measures in place as of the filing of this Quarterly Report on Form 10-Q will be further eased or eliminated.
With respect to the Company’s operations in Montana, on November 20, 2020, the Governor of Montana issued an emergency executive order limiting operating capacity in all restaurants and bars to 50%. In addition, the order required all such businesses to close between the hours of 10 pm and 4 am. In January 2021, the Governor of Montana rescinded the requirement for limited operating capacity, although certain restrictions at various counties remained in place as of March 31, 2021.
The Company’s Maryland operations have been subject to a reduced operating capacity requirement of 50% since re-opening on June 19, 2020. On November 17, 2020, the Governor of Maryland issued an emergency executive order further restricting food service establishments by requiring them to close from 10 pm to 6 am. During these closure hours, such establishments are allowed to take carry out and delivery orders off premises but such venues, including casinos, are not permitted to serve any beverages. On March 12, 2021, the Governor of Maryland rescinded all emergency executive orders related to COVID-19 limitations.
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in a substantial change in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of rent expense in the amount of $1.7 million for the three months ended March 31, 2021. Rent expense that was not forgiven will be recorded in future periods as these deferred payments are paid to the Company’s lessors.
The disruptions arising from the COVID-19 pandemic continue to have an impact on the Company’s financial condition, as it is unknown when the pandemic will end, when or how quickly the current travel restrictions, occupancy and other limitations will be further eased or cease to be necessary, and how these uncertainties will impact the Company’s business and the willingness of customers to spend on travel and entertainment. In 2020, in response to the COVID-19 pandemic, the Company implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. Such measures remained in effect during the three months ended March 31, 2021 and as of March 31, 2021, the Company’s $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing. To further enhance its liquidity position or to finance any future acquisition or other business investment initiatives, the Company may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
Basis of Presentation
The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, refer to the audited consolidated financial statements of the Company for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s Annual Report.

Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the three months ended March 31, 2020, the effect of all potential common share equivalents was anti-dilutive due to the Company being in net loss position, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding. The amount of potential common share equivalents excluded was 1,141,739 for the three months ended March 31, 2020.
Reclassification of Prior Year Balances
Reclassifications were made to the Company’s prior period consolidated financial statements to conform to the current period presentation, where applicable.
Accounting Standards Issued and Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU was intended to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and added guidance to reduce the complexity of applying Topic 740. The Company adopted the standard effective January 1, 2021, and the adoption did not have a material impact on the Company’s financial statements or disclosures.
Management does not believe that any other recently issued accounting standards that are not yet effective are likely to have a material impact on the Company’s financial statements.
Note 2 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Land	$125,240	$125,240
Building and improvements	932,090	928,641
Furniture and equipment	241,406	246,292
Construction in process	8,741	6,714
Property and equipment	1,307,477	1,306,887
Accumulated depreciation	(353,330)	(331,137)
Property and equipment, net	$954,147	$975,750
Depreciation expense for property and equipment, including finance leases, was $25.0 million and $25.5 million for the three months ended March 31, 2021 and 2020, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. While the impact of the COVID-19 pandemic on the Company’s operations is ongoing, management determined that there were no new indicators of impairment for the three months ended March 31, 2021 (including no new indicators of impairment with respect to the Colorado Belle due to no changes in management’s assumptions related to the cash flow projections for the property), and as such, the Company concluded that there was no impairment of the Company’s long-lived assets as of March 31, 2021.
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
Note 3 — Goodwill and Intangible Assets
The Company’s goodwill balance as of March 31, 2021 and December 31, 2020 was $158.4 million, of which $60.3 million related to the Casinos reportable segment and $98.1 million related to the Distributed Gaming reportable segment.

Intangible assets, net, consisted of the following:

	March 31, 2021
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(31,481)	—	49,624
Player relationships	2-14	42,990	(39,330)	—	3,660
Non-compete agreements	2-5	9,840	(7,735)	—	2,105
Gaming license (1)	15	2,100	(1,104)	—	996
In-place lease value	4	1,170	(986)	—	184
Leasehold interest	4	570	(543)	—	27
Other	4-25	1,814	(1,300)	—	514
		139,589	(82,479)	—	57,110
Balance, March 31, 2021		$193,279	$(82,479)	$(6,890)	$103,910
(1)Relates to Rocky Gap.

	December 31, 2020
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(30,012)	—	51,093
Player relationships	2-14	42,990	(39,116)	—	3,874
Non-compete agreements	2-5	9,840	(7,385)	—	2,455
Gaming license (1)	15	2,100	(1,070)	—	1,030
In-place lease value	4	1,170	(918)	—	252
Leasehold interest	4	570	(504)	—	66
Other	4-25	1,814	(1,275)	—	539
		139,589	(80,280)	—	59,309
Balance, December 31, 2020		$193,279	$(80,280)	$(6,890)	$106,109
(1)Relates to Rocky Gap.
Total amortization expense related to intangible assets was $2.2 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, in the last quarter of the year, unless events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. While the impact of the COVID-19 pandemic on the Company’s operations is ongoing, management determined that there were no new indicators of impairment for the three months ended March 31, 2021 and the Company concluded that there was no impairment of the Company’s goodwill and intangible assets as of March 31, 2021.
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

The estimated fair value of goodwill was determined using discounted cash flow models which utilized Level 3 inputs as follows: discount rate of 12.0%; long-term revenue growth rate of 3.0%. The impairment charge is included in “Impairment of goodwill and intangible assets” on the consolidated statements of operations.
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
Note 4 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Interest	$13,105	$6,118
Gaming liabilities	12,229	12,073
Accrued taxes, other than income taxes	8,148	6,152
Other accrued liabilities	4,355	4,751
Deposits	2,528	1,211
Total current accrued liabilities	$40,365	$30,305
Note 5 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Term Loan	$772,000	$772,000
2026 Unsecured Notes	375,000	375,000
Finance lease liabilities	8,337	9,182
Notes payable	2,424	4,373
Total long-term debt and finance leases	1,157,761	1,160,555
Unamortized discount	(14,727)	(15,570)
Unamortized debt issuance costs	(6,560)	(6,873)
Total long-term debt and finance leases after debt issuance costs and discount	1,136,474	1,138,112
Current portion of long-term debt and finance leases	(11,450)	(11,142)
Long-term debt, net and finance leases	$1,125,024	$1,126,970
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
As of March 31, 2021, the Company had $772 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that full borrowing availability of $200 million under the Revolving Credit Facility was available to the Company for re-borrowing.
The Revolving Credit Facility matures on October 20, 2022, and the Term Loan matures on October 20, 2024. The Term Loan is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity.
The Company was in compliance with its financial and other covenants under the Credit Facility as of March 31, 2021.

Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
For the three months ended March 31, 2021, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 3.75% and under the Credit Facility and the 2026 Unsecured Notes (collectively) was approximately 5.02%.
Note 6 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On March 12, 2019, the Company’s Board of Directors authorized the repurchase of up to $25 million additional shares of common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. There were no repurchase transactions under the March 12, 2019 authorization during the three months ended March 31, 2021.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2021	2,891,341	$11.07
Granted	—	$—
Exercised	(34,334)	$14.90
Cancelled	—	$—
Expired	—	$—
Outstanding at March 31, 2021	2,857,007	$11.03
Exercisable at March 31, 2021	2,857,007	$11.03
Share-based compensation expense related to stock options was $0.2 million and $0.6 million for the three months ended March 31, 2021 and 2020. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of March 31, 2021. The unrecognized share-based compensation expense related to stock options was $1.5 million as of March 31, 2020, which was expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	943,957	$12.06	743,719	$13.82
Granted	211,073	$29.00	119,073	$29.00
Vested	(313,652)	$13.72	(89,920)	$25.73
Cancelled	(2,606)	$11.77	(77,725)	$25.23
Outstanding at March 31, 2021	838,772	$15.71	695,147	$13.61
(1) 62,791 of the 77,725 PSUs cancelled during the three months ended March 31, 2021 related to PSUs granted in November 2017, for which applicable performance goals were not met. 14,934 of the 77,725 PSUs cancelled during the period related to PSUs granted in March 2019 (the “2019 PSU Awards”). The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2021, which resulted in the reduction of the shares subject to the 2019 PSU Awards from 204,580 to 189,646. In addition, 18,452 of the shares under the 2019 PSU Awards vested during the three months ended March 31, 2021.
71,468 of the PSUs included in the outstanding balance at January 1, 2021 represented PSUs granted in March 2018 (the “2018 PSU Awards”). The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2020, which resulted in the reduction of the shares subject to the 2018 PSU Awards during the three months ended March 31, 2020, and all of the 71,468 remaining shares under the 2018 PSU Awards vested during the three months ended March 31, 2021.
The number of outstanding PSUs for the remainder of the PSUs included in the outstanding balance at March 31, 2021 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
Share-based compensation expense related to RSUs was $1.3 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Share-based compensation expense related to PSUs was $1.2 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, there was $11.3 million and $6.2 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.4 years for both RSUs and PSUs. As of March 31, 2020, there was $8.6 million and $5.8 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which was expected to be recognized over a weighted-average period of 2.6 years and 2.4 years for RSUs and PSUs, respectively.
As of March 31, 2021, a total of 2,299,828 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2021 of 1,126,361 shares.
Note 7 — Income Tax
The Company’s effective income tax rate was (2.9)% and (0.2)% for the three months ended March 31, 2021 and 2020, respectively.
Income tax benefit of $0.3 million for the three months ended March 31, 2021 was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the first three months of 2021. Income tax expense of $0.1 million for the three months ended March 31, 2020 was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the first three months of 2020.
Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis.
As of March 31, 2021, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of March 31, 2021, the Company had no material uncertain tax positions.
Note 8 — Financial Instruments and Fair Value Measurements
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	March 31, 2021
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$764,280	Level 2
2026 Unsecured Notes	375,000	398,888	Level 2
Finance lease liabilities	8,337	8,337	Level 3
Notes payable	2,424	2,424	Level 3
Total debt	$1,157,761	$1,173,929

	December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$758,490	Level 2
2026 Unsecured Notes	375,000	402,638	Level 2
Finance lease liabilities	9,182	9,182	Level 3
Notes payable	4,373	4,373	Level 3
Total debt	$1,160,555	$1,174,683
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of March 31, 2021 and December 31, 2020. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
Note 9 — Commitments and Contingencies
Participation Agreements and Space Lease Agreements with Revenue Share Provisions
The Company enters into slot placement contracts in the form of participation agreements and space lease agreements with revenue share provisions. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue generated from the Company’s slots. Space lease agreements with revenue share provisions are a hybrid model that has both space lease and participation elements and the Company pays the business a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. Under such arrangements, the Company holds the applicable gaming license to conduct gaming at the location and the business location is required to obtain separate regulatory approval to receive a percentage of the gaming revenue. The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements and space lease agreements with revenue share provisions were $54.1 million and $36.0 million for the three months ended March 31, 2021 and 2020.
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
In January 2021, the Company was affected by a ransomware cyber-attack that temporarily disrupted the Company’s access to certain information located on the Company’s network and incurred expenses relating thereto. The Company’s financial information and business operations were not materially affected. The Company implemented a variety of measures to further enhance its cybersecurity protections and minimize the impact of any future cyber incidents. The Company has insurance related to this event and is seeking to recover costs it incurred to remediate this matter and will record insurance recovery when collection is probable.
Note 10 — Segment Information
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
The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in fair value of derivative, and other non-cash charges, calculated before corporate overhead (which is not allocated to each segment).
The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31, 2021
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$81,394	$95,606	$—	$177,000
Food and beverage	21,920	11,884	—	33,804
Rooms	18,398	—	—	18,398
Other	7,738	2,419	337	10,494
Total revenues	$129,450	$109,909	$337	$239,696

Net income (loss)	$29,004	$15,010	$(33,394)	$10,620
Depreciation and amortization	21,346	5,214	626	27,186
Change in non-cash lease expense	137	279	23	439
Share-based compensation	—	—	3,005	3,005
(Gain) loss on disposal of assets	(20)	229	—	209
Preopening and related expenses (1)	—	—	120	120
Other, net	456	74	1,638	2,168
Interest expense, net	157	74	15,817	16,048
Income tax benefit	—	—	(297)	(297)
Adjusted EBITDA	$51,080	$20,880	$(12,462)	$59,498
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.

	Three Months Ended March 31, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$61,905	$65,310	$—	$127,215
Food and beverage	29,805	11,742	—	41,547
Rooms	25,605	—	—	25,605
Other	10,655	1,932	203	12,790
Total revenues	$127,970	$78,984	$203	$207,157

Net (loss) income	$(2,938)	$604	$(30,286)	$(32,620)
Depreciation and amortization	24,713	5,865	578	31,156
Change in non-cash lease expense	143	(6)	24	161
Impairment of goodwill and intangible assets	6,461	—	—	6,461
Share-based compensation	—	—	2,246	2,246
Loss (gain) on disposal of assets	627	(38)	—	589
Preopening and related expenses (1)	225	—	105	330
Severance expenses	2,417	478	81	2,976
Other, net	47	197	113	357
Interest expense, net	245	15	18,486	18,746
Change in fair value of derivative	—	—	1	1
Income tax provision	—	—	52	52
Adjusted EBITDA	$31,940	$7,115	$(8,600)	$30,455
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at March 31, 2021	$1,099,796	$448,452	$66,945	$1,615,193

Balance at December 31, 2020	$1,085,510	$430,791	$54,648	$1,570,949
Note 11 — Related Party Transactions
As of March 31, 2021, the Company leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. The lease for the Company’s office headquarters building expires on December 31, 2030. The rent expense for the office headquarters building was $0.3 million for each of the three months ended March 31, 2021 and 2020. No amount was due and payable by the Company as of March 31, 2021 and December 31, 2020 under this lease arrangement. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three months ended March 31, 2021 and 2020 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of March 31, 2021 and December 31, 2020. In addition, Golden and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The amount due and payable by the Company under such arrangements was insignificant as of March 31, 2021 and December 31, 2020. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for office space in a building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was less than $0.1 million for the three months ended March 31, 2021. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
From time to time, the Company’s executive officers and employees use a private aircraft for business purposes. The aircraft is owned by or leased to Sartini Enterprises, Inc., pursuant to aircraft timesharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft timesharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company paid $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. As of March 31, 2021, less than $0.1 million was owed by the Company under such agreements and no amount was owed to the Company under such agreements as of December 31, 2020.
Note 12 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months ended March 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “us” and “our” and refer to Golden Entertainment, Inc. together with its subsidiaries.
The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) previously filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the impact of the 2019 novel coronavirus (“COVID-19”) pandemic on our business; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; our ability to realize the anticipated cost savings, synergies and other benefits of our casino and other acquisitions; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Impact of COVID-19
Since the declaration of COVID-19 as a pandemic on March 11, 2020, people across the globe have been advised to avoid non-essential travel, and steps have been taken by governmental authorities, including in the states in which we operate, to implement closures of non-essential operations to contain the spread of the virus. The pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Following emergency executive orders issued by the Governors of Nevada, Maryland and Montana in the week of March 16, 2020, all of our properties were temporarily closed to the public and our Distributed Gaming operations at third-party locations were suspended. Our

Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively, and our Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively. However, as a result of the impact of the pandemic, the operations of the Colorado Belle remain suspended. While all of our properties, except for the Colorado Belle, re-opened during the second quarter of 2020, our implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure continues to limit our operations. These measures include enhanced sanitization, public gathering limitations on casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons. Certain amenities at our casinos may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, showrooms, meeting rooms, spas and pools. These measures limit the number of patrons that are able to attend these venues. We cannot predict when these restrictions on our operations will be eliminated.
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
On November 24, 2020, the Governor of Nevada issued an emergency executive order limiting occupancy in gaming areas and non-gaming businesses, including, but not limited to, retail stores, restaurants and bars, non-retail venues, pools and aquatic facilities, and other establishments in Nevada to 25% of the listed fire code capacity. On February 15, 2021 these restrictions were relaxed to allow the occupancy rate at gaming floors and food and beverage establishments, including restaurants, bars, pubs, wineries, distilleries and breweries, to increase to 35%, while the occupancy at retail stores, pools and aquatic facilities increased to 50% of the listed fire code capacity. On March 15, 2021 the Governor of Nevada further eased the occupancy limitations on the gaming properties by allowing the occupancy rate to go up to 50% of the listed fire code capacity. On May 1, 2021, the occupancy limitations for establishments located in Clark County were further eased by increasing to 80%, subject to state law considerations. It is uncertain when the COVID-19 mitigation measures in place as of the filing of this Quarterly Report on Form 10-Q will be further eased or eliminated.
With respect to our operations in Montana, on November 20, 2020, the Governor of Montana issued an emergency executive order limiting operating capacity in all restaurants and bars to 50%. In addition, the order required all such businesses to close between the hours of 10 pm and 4 am. In January 2021, the Governor of Montana rescinded the requirement for limited operating capacity, although certain restrictions at various counties remained in place as of March 31, 2021.
Our Maryland operations have been subject to a reduced operating capacity requirement of 50% since re-opening on June 19, 2020. On November 17, 2020, the Governor of Maryland issued an emergency executive order further restricting food service establishments by requiring them to close from 10 pm to 6 am. During these closure hours, such establishments are allowed to take carry out and delivery orders off premises but such venues, including casinos, are not permitted to serve any beverages. On March 12, 2021, the Governor of Maryland rescinded all emergency executive orders related to COVID-19 limitations.
The disruptions arising from the COVID-19 pandemic continue to have an impact on our financial condition, as it is unknown when the pandemic will end, when or how quickly the current travel restrictions, occupancy and other limitations will be further eased or cease to be necessary, and how these uncertainties will impact our business and the willingness of customers to spend on travel and entertainment. In 2020, in response to the COVID-19 pandemic, we implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. Such measures remained in effect during the three months ended March 31, 2021 and as of March 31, 2021, our $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing. To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
Casinos
We own and operate ten resort casino properties in Nevada and Maryland. In light of COVID-19, certain amenities at our resort casino properties may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools.

The following table sets forth certain information regarding our properties as of March 31, 2021:

	Location	Slot Machines	Table Games	Hotel Rooms
Nevada Casinos
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	658	45	2,429
Arizona Charlie’s Boulder	Las Vegas, NV	635	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	742	10	259
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	1,082	29	1,906
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	632	20	1,052
Gold Town Casino	Pahrump, NV	185	—	—
Lakeside Casino & RV Park	Pahrump, NV	154	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	327	9	69
Maryland Casino
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	665	16	198
Totals		5,080	129	6,216
(1)We have implemented various mitigating actions to preserve liquidity in light of the COVID-19 pandemic. As a result, the operations of the Colorado Belle remain suspended.
The STRAT: The STRAT is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The STRAT comprises the iconic SkyPod, a casino, a hotel and a retail center. In addition to hotel rooms, gaming, sport book and bingo facilities in an 80,000 square foot casino, The STRAT offers nine restaurants, two rooftop pools, a fitness center, retail shops, and entertainment facilities.*
Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons, and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming, sports book and bingo facilities, Arizona Charlie’s Boulder casino offers four restaurants and an RV park with approximately 220 RV hook-up sites and Arizona Charlie’s Decatur casino offers five restaurants.*
Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. In addition to hotel rooms, gaming and sports book facilities, the Aquarius has eight restaurants, the Colorado Belle offered three restaurants, and the Edgewater offers six restaurants and dedicated entertainment venues, including the Laughlin Event Center. As noted above, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remain suspended.*
Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition to hotel rooms, gaming, sport book and bingo facilities at our Pahrump casino properties, Pahrump Nugget offers a bowling center and our Lakeside Casino & RV Park offers approximately 160 RV hook-up sites.*
Rocky Gap Casino Resort: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland DNR under a 40-year ground lease expiring in 2052 (plus a 20-year option renewal). In addition to hotel rooms and gaming, Rocky Gap offers three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort and includes an event and conference center.*
* As a result of the COVID-19 pandemic, we have reduced capacity or temporarily closed certain of our amenities at our resort casino properties.

Distributed Gaming
Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of March 31, 2021, our distributed gaming operations comprised over 11,300 slots in over 1,000 locations.
Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of March 31, 2021, we owned and operated 66 branded taverns, which offered over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Pub, Sierra Junction, PT’s Place, PT's Gold, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenues by segment
Casinos	$129,450	$127,970
Distributed Gaming	109,909	78,984
Corporate and other	337	203
Total revenues	239,696	207,157
Operating expenses by segment
Casinos	51,174	66,850
Distributed Gaming	80,768	64,909
Corporate and other	277	322
Total operating expenses	132,219	132,081
Selling, general and administrative	53,591	47,610
Depreciation and amortization	27,186	31,156
Loss on disposal of assets	209	589
Preopening expenses	120	105
Impairment of goodwill and intangible assets	—	6,461
Severance expenses	—	2,976
Total expenses	213,325	220,978
Operating income (loss)	26,371	(13,821)
Non-operating expense, net	(16,048)	(18,747)
Income tax benefit (provision)	297	(52)
Net income (loss)	$10,620	$(32,620)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues
The $32.5 million, or 16%, increase in revenues for the three months ended March 31, 2021 compared to the prior year resulted from an increase in gaming revenues in the amount of $49.8 million offset by the decreases of $7.8 million, $7.2 million and $2.3 million in food and beverage, room, and other revenues, respectively. The increase in gaming revenues for the three months ended March 31, 2021 was due to full quarter of operations during the three months ended March 31, 2021 coupled with the easing of the COVID-19 mitigation measures discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19, whereas in the prior year period our properties became subject to mandatory property closure requirements commencing in March 2020. The decrease in food and beverage, room, and other revenues was primarily attributable to limitations on our operations arising from our implementation of health and safety protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure during the current year period.
The $1.5 million, or 1%, increase in revenues related to our Casinos segment for the three months ended March 31, 2021 compared to the prior year resulted from an increase in gaming revenues in the amount of $19.5 million offset by decreases of $7.9 million, $7.2 million and $2.9 million in food and beverage, room, and other revenues, respectively. The increase in gaming revenues within our Casinos segment for the three months ended March 31, 2021 was due to full quarter of operations during the three months ended March 31, 2021 coupled with the easing of the COVID-19 mitigation measures, whereas in the prior year period our casino resort properties became subject to mandatory property closure requirements commencing in March 2020. The decrease in food and beverage, room and other revenues was primarily attributable to limitations on our operations arising from our implementation of protocols intended to protect gaming patrons, guests and team members from potential COVID-19 exposure during the current year period.
The $30.9 million, or 39%, increase in revenues related to our Distributed Gaming segment for the three months ended March 31, 2021 compared to the prior year resulted primarily from an increase of $30.3 million, $0.1 million and $0.5 million in gaming, food and beverage, and other revenues, respectively, and was driven by full quarter of operations during the three months ended March 31, 2021 coupled with the easing of COVID-19 mitigation measures whereas in the prior year period our tavern locations became subject to mandatory property closure requirements and our Distributed Gaming operations were partially suspended commencing in March 2020.
During the three months ended March 31, 2021, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 39%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 19%. During the three months ended March 31, 2020, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 25%, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 9%. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space lease agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under space lease agreements with revenue share provisions). Refer to “Note 10 — Segment Information” in Part I, Item 1: Financial Statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).
Operating Expenses
The $0.1 million, or 0.1%, increase in operating expenses for the three months ended March 31, 2021 compared to the prior year resulted from an increase in gaming expenses in the amount of $18.3 million offset by decreases of $11.4 million, $4.4 million, $2.4 million in food and beverage, room, and other operating expenses, respectively. The increase in gaming expense for the three months ended March 31, 2021 was driven by an increase in gaming revenues due to full quarter of operations during the three months ended March 31, 2021 coupled with the easing of COVID-19 mitigation measures, whereas in the prior year period our properties became subject to mandatory property closure requirements commencing in March 2020. The decreases in food and beverage, room, and other operating expenses were attributable to lower food and beverage, room, and other revenues during the three months ended March 31, 2021 due to the limitations on our operations arising from our implementation of health and safety protocols during the current year period as well as various mitigating actions we have taken to preserve liquidity, which included reduction of operating expenses and administration of a cost reduction program with respect to discretionary expenditures.
Selling, General and Administrative Expenses
The $6.0 million, or 13%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2021 compared to the prior year was primarily attributable to the full quarter of operations during the three months ended March 31, 2021, whereas in the prior year period our properties became subject to mandatory property closure requirements commencing in March 2020, which resulted in a lower payroll and other expenses for the three months ended March 31, 2020. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Severance Expenses
Severance expenses for the three months ended March 31, 2020 were incurred as a result of the mitigating actions we took to preserve liquidity as a result of the COVID-19 pandemic.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Preopening expenses for the three months ended March 31, 2021 and 2020 primarily related to our planned expansion into new markets for our Distributed Gaming segment.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended March 31, 2021 decreased by $4.0 million, or 13%, compared to the prior year period, primarily due to assets acquired in connection with the American Casino and Entertainment Properties LLC acquisition being fully depreciated and no material capital expenditures added during the three months ended March 31, 2021.
Non-Operating Expense, Net
Non-operating expense, net decreased by $2.7 million or 14%, for the three months ended March 31, 2021 compared to the prior year period, primarily due to a decrease in interest expense.
Income Taxes
Our effective income tax rate was (2.9)% and (0.2)% for the three months ended March 31, 2021 and 2020, respectively. For each three month period, the effective income tax rate differed from the federal tax rate of 21% due primarily to the change in valuation allowance against our deferred tax assets.
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
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in fair value of derivative, and other non-cash charges.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended March 31
(In thousands)	2021	2020
Net income (loss)	$10,620	$(32,620)
Depreciation and amortization	27,186	31,156
Change in non-cash lease expense	439	161
Impairment of goodwill and intangible assets	—	6,461
Shared-based compensation	3,005	2,246
Loss on disposal of assets	209	589
Preopening and related expenses (1)	120	330
Severance expenses	—	2,976
Other, net	2,168	357
Interest expense, net	16,048	18,746
Change in fair value of derivative	—	1
Income tax (benefit) provision	(297)	52
Adjusted EBITDA	$59,498	$30,455
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Liquidity and Capital Resources
As of March 31, 2021, we had $145.4 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months. As of March 31, 2021, we had borrowing availability of $200 million under our Revolving Credit Facility.
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
Cash Flows
Net cash provided by operating activities was $52.2 million for the three months ended March 31, 2021, compared to $11.2 million for the prior year period. The increase was primarily due to a full quarter of operations during the three months ended March 31, 2021 coupled with the easing of COVID-19 mitigation measures discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 and the timing of working capital spending.
Net cash used in investing activities was $4.7 million for the three months ended March 31, 2021, compared to $18.2 million for the prior year period. The decrease in net cash used in investing activities reflects management’s continuing focus on preservation of liquidity and deferral of material capital expenditures in light of the ongoing COVID-19 pandemic.
Net cash used in financing activities was $5.7 million for the three months ended March 31, 2021, primarily due to repayments of our obligations under notes payable and finance leases and tax withholding on option exercises and the vesting of RSUs. Net cash provided by financing activities was $197.1 million for the three months ended March 31, 2020, primarily due to borrowings under our Revolving Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.
Long-Term Debt
Refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements and to “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for discussion of our debt instruments.

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
Refer to “Note 9 — Commitments and Contingencies” in Part I, Item 1: Financial Statements for additional information regarding commitments and contingencies that may also affect our liquidity.
Share Repurchase Program
On March 12, 2019, our Board of Directors authorized the repurchase of up to $25 million additional shares of common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. There were no repurchase transactions under the March 12, 2019 authorization during the three months ended March 31, 2021.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.
Commitments and Contractual Obligations
For the three months ended March 31, 2021, there were no material changes in our commitments under contractual obligations as compared to those disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Items Affecting Liquidity – Contractual Obligations in our Annual Report.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2021, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (defined in “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of March 31, 2021, we had $772 million in principal amount of outstanding borrowings under the Term Loan (defined in “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements) and no outstanding borrowings under the Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.75% for the three months ended March 31, 2021. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.9 million over a twelve-month period.
As of March 31, 2021, our investment portfolio included $145.4 million in cash and cash equivalents and we did not hold any short-term investments.
We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, which is set to transition out at the end of 2021. Although we are not able to predict what will become a widely accepted benchmark in place of LIBOR, or the exact impact such a transition may have, our current expectation is that this transition will not have a material impact on our business, financial condition or results of operations.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 9 — Commitments and Contingencies — Legal Matters” in Part I, Item 1: Financial Statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: May 7, 2021	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)