Form 10-Q
period 2021-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2021-08-06
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2021, the registrant had 28,869,689 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$152,522	$103,558
Accounts receivable, net of allowance for credit losses of $915 and $1,034 at June 30, 2021 and December 31, 2020, respectively	80,613	13,708
Prepaid expenses	22,103	14,920
Inventories	5,682	5,639
Other	2,775	2,906
Total current assets	263,695	140,731
Property and equipment, net	935,154	975,750
Operating lease right-of-use assets, net	195,267	180,553
Goodwill	158,396	158,396
Intangible assets, net	101,908	106,109
Other assets	10,282	9,410
Total assets	$1,664,702	$1,570,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$1,956	$11,142
Current portion of operating leases	42,714	35,725
Accounts payable	16,227	20,179
Accrued payroll and related	31,602	21,362
Accrued liabilities	40,448	30,305
Total current liabilities	132,947	118,713
Long-term debt, net and non-current finance leases	1,082,787	1,126,970
Non-current operating leases	168,541	160,248
Deferred income taxes	1,953	1,520
Other long-term obligations	1,787	2,236
Total liabilities	1,388,015	1,409,687
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,870 and 28,159 common shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	289	282
Additional paid-in capital	472,511	470,719
Accumulated deficit	(196,113)	(309,739)
Total shareholders’ equity	276,687	161,262
Total liabilities and shareholders’ equity	$1,664,702	$1,570,949
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Gaming	$204,957	$56,677	$381,957	$183,892
Food and beverage	44,938	10,168	78,742	51,715
Rooms	30,249	5,987	48,647	31,592
Other	12,323	3,142	22,817	15,932
Total revenues	292,467	75,974	532,163	283,131
Expenses
Gaming	106,805	35,231	203,177	113,343
Food and beverage	29,533	9,739	53,074	44,626
Rooms	12,383	4,586	21,993	18,541
Other operating	3,099	1,404	5,795	6,531
Selling, general and administrative	53,285	32,548	106,876	80,158
Depreciation and amortization	26,682	31,930	53,868	63,086
Loss on disposal of assets	610	702	819	1,291
Preopening expenses	109	9	229	114
Impairment of goodwill and intangible assets	—	21,411	—	27,872
Severance expenses	—	367	—	3,343
Total expenses	232,506	137,927	445,831	358,905
Operating income (loss)	59,961	(61,953)	86,332	(75,774)
Non-operating income (expense)
Other non-operating income	60,000	—	60,000	—
Interest expense, net	(16,169)	(16,407)	(32,217)	(35,153)
Change in fair value of derivative	—	—	—	(1)
Total non-operating income (expense), net	43,831	(16,407)	27,783	(35,154)
Income (loss) before income tax provision	103,792	(78,360)	114,115	(110,928)
Income tax provision	(786)	(206)	(489)	(258)
Net income (loss)	$103,006	$(78,566)	$113,626	$(111,186)

Weighted-average common shares outstanding
Basic	28,621	28,072	28,421	28,001
Dilutive impact of stock options and restricted stock units	2,990	—	2,864	—
Diluted	31,611	28,072	31,285	28,001
Net income (loss) per share
Basic	$3.60	$(2.80)	$4.00	$(3.97)
Diluted	$3.26	$(2.80)	$3.63	$(3.97)
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	27,879	$279	$461,643	$(172,178)	$289,744
Issuance of stock on options exercised and restricted stock units vested	172	2	—	—	2
Share-based compensation	—	—	2,153	—	2,153
Tax benefit from share-based compensation	—	—	(428)	—	(428)
Net loss	—	—	—	(32,620)	(32,620)
Balance, March 31, 2020	28,051	$281	$463,368	$(204,798)	$258,851
Issuance of stock on options exercised and restricted stock units vested	73	—	—	—	—
Share-based compensation	—	—	1,755	—	1,755
Net loss	—	—	—	(78,566)	(78,566)
Balance, June 30, 2020	28,124	$281	$465,123	$(283,364)	$182,040

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	303	3	98	—	101
Share-based compensation	—	—	2,669	—	2,669
Tax benefit from share-based compensation	—	—	(3,439)	—	(3,439)
Net income	—	—	—	10,620	10,620
Balance, March 31, 2021	28,462	$285	$470,047	$(299,119)	$171,213
Issuance of stock on options exercised and restricted stock units vested	408	4	—	—	4
Share-based compensation	—	—	2,586	—	2,586
Tax benefit from share-based compensation	—	—	(122)	—	(122)
Net income	—	—	—	103,006	103,006
Balance, June 30, 2021	28,870	$289	$472,511	$(196,113)	$276,687
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$113,626	$(111,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	53,868	63,086
Change in non-cash lease expense	660	331
Share-based compensation	5,255	3,908
Amortization of debt issuance costs and discounts on debt	2,329	2,236
Loss on disposal of assets	819	1,291
Provision for credit losses	217	461
Deferred income taxes	433	629
Impairment of goodwill and intangible assets	—	27,872
Change in fair value of derivative	—	1
Changes in operating assets and liabilities:
Accounts receivable	(67,122)	2,023
Prepaid expenses, inventories and other current assets	(7,095)	5,525
Other assets	(872)	192
Accounts payable and other accrued expenses	17,793	(1,790)
Other liabilities	(540)	(5,034)
Net cash provided by (used in) operating activities	119,371	(10,455)
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(11,438)	(22,224)
Proceeds from disposal of property and equipment	226	353
Net cash used in investing activities	(11,212)	(21,871)
Cash flows from financing activities
Repayments of revolving credit facility	—	(190,000)
Borrowings under revolving credit facility	—	200,000
Repayments of term loan	(47,000)	—
Repayments of notes payable	(2,815)	(1,842)
Principal payments under finance leases	(5,924)	(925)
Tax withholding on share-based payments	(3,561)	(428)
Proceeds from issuance of common stock, net of costs	7	2
Proceeds from exercise of stock options	98	—
Net cash (used in) provided by financing activities	(59,195)	6,807
Cash and cash equivalents
Change in cash and cash equivalents	48,964	(25,519)
Balance, beginning of period	103,558	111,678
Balance, end of period	$152,522	$86,159

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow disclosures
Cash paid for interest	$29,533	$33,102
Non-cash investing and financing activities
Payables incurred for capital expenditures	$643	$2,940
Operating lease right-of-use assets obtained in exchange for lease obligations	36,059	3,491
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
Impact of COVID-19
The disruptions arising from the COVID-19 pandemic continue to impact the Company’s business, financial condition, results of operations, and cash flows as it is unknown when the pandemic will be fully contained and how the uncertainties associated with the pandemic will continue to impact the Company’s operations and the willingness of customers to spend on travel and entertainment. Following emergency executive orders issued by the Governors of Nevada, Maryland and Montana in the week of March 16, 2020, all of the Company’s properties were temporarily closed to the public and the Distributed Gaming operations at third-party locations were suspended. While the Company re-opened its casino properties and resumed its Distributed Gaming operations during the second and third quarters of 2020, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure, including enhanced sanitization, public gathering limitations on casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons, has continued to limit the Company’s operations in the first and second quarters of 2021. While some of these restrictions were eased during the first and second quarters of 2021, the Company’s properties and Distributed Gaming operations may be subject to temporary, complete, or partial closures in the future. Further, as a result of the impact of the pandemic, the operations of the Colorado Belle property remain suspended.
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in a substantial change in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of rent expense in the amount of $0.6 million and $2.3 million for the three and six months ended June 30, 2021, respectively, and $8.8 million for both the three and six months ended June 30, 2020. Rent expense that was not forgiven is recorded in future periods as these deferred payments are paid to the Company’s lessors.

In response to the COVID-19 pandemic, the Company implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. Such measures remained in effect during the six months ended June 30, 2021 and as of June 30, 2021, the Company’s $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing. To further enhance its liquidity position or to finance any future acquisition or other business investment initiatives, the Company may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the three and six months ended June 30, 2020, the effect of all potential common share equivalents was anti-dilutive due to the Company being in net loss position, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding. The amount of potential common share equivalents excluded from the computation was 345,655 and 758,974 for the three and six months ended June 30, 2020, respectively.
Reclassification of Prior Year Balances
Reclassifications were made to the Company’s prior period consolidated financial statements to conform to the current period presentation, where applicable.
Accounting Standards Issued and Adopted
In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU was intended to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and added guidance to reduce the complexity of applying Topic 740. The Company adopted the standard effective January 1, 2021, and the adoption did not have a material impact on the Company’s financial statements or disclosures.
Management does not believe that any other recently issued accounting standards that are not yet effective are likely to have a material impact on the Company’s financial statements.

Note 2 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Land	$125,240	$125,240
Building and improvements	932,193	928,641
Furniture and equipment	238,525	246,292
Construction in process	12,343	6,714
Property and equipment	1,308,301	1,306,887
Accumulated depreciation	(373,147)	(331,137)
Property and equipment, net	$935,154	$975,750
Depreciation expense for property and equipment, including finance leases, was $24.7 million and $49.7 million for the three and six months ended June 30, 2021, respectively, and $26.3 million and $51.8 million for the three and six months ended June 30, 2020, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. While the impact of the COVID-19 pandemic on the Company’s operations is ongoing, management determined that there were no new indicators of impairment for the three and six months ended June 30, 2021 (including no new indicators of impairment with respect to the Colorado Belle due to no changes in management’s assumptions related to the cash flow projections for the property), and as such, the Company concluded that there was no impairment of the Company’s long-lived assets as of June 30, 2021.
To the extent the Company becomes aware of new facts and circumstances arising from the COVID-19 pandemic or other matters that would result in a triggering event, the Company will revise its cash flow projections accordingly, as its estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations and the extent and timing of the economic recovery globally, nationally, and specifically within the gaming industry. If such assumptions are not accurate, the Company may be required to record impairment charges in future periods, whether in connection with its regular review procedures, or earlier, if an indicator of an impairment is present prior to such evaluation.
Note 3 — Goodwill and Intangible Assets
The Company’s goodwill balance as of June 30, 2021 and December 31, 2020 was $158.4 million, of which $60.3 million related to the Casinos reportable segment and $98.1 million related to the Distributed Gaming reportable segment.
Intangible assets, net, consisted of the following:

	June 30, 2021
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(32,949)	—	48,156
Player relationships	2-14	42,990	(39,491)	—	3,499
Non-compete agreements	2-5	9,840	(7,959)	—	1,881
Gaming license (1)	15	2,100	(1,139)	—	961
In-place lease value	4	1,170	(1,051)	—	119
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,322)	—	492
		139,589	(84,481)	—	55,108
Balance, June 30, 2021		$193,279	$(84,481)	$(6,890)	$101,908
(1)Relates to Rocky Gap.

	December 31, 2020
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(30,012)	—	51,093
Player relationships	2-14	42,990	(39,116)	—	3,874
Non-compete agreements	2-5	9,840	(7,385)	—	2,455
Gaming license (1)	15	2,100	(1,070)	—	1,030
In-place lease value	4	1,170	(918)	—	252
Leasehold interest	4	570	(504)	—	66
Other	4-25	1,814	(1,275)	—	539
		139,589	(80,280)	—	59,309
Balance, December 31, 2020		$193,279	$(80,280)	$(6,890)	$106,109
(1)Relates to Rocky Gap.
Total amortization expense related to intangible assets was $2.0 million and $4.2 million for the three and six months ended June 30, 2021, respectively, and $5.6 million and $11.3 million for the three and six months ended June 30, 2020, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, in the last quarter of the year, unless events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. While the impact of the COVID-19 pandemic on the Company’s operations is ongoing, management determined that there were no new indicators of impairment for the three and six months ended June 30, 2021 and the Company concluded that there was no impairment of the Company’s goodwill and intangible assets as of June 30, 2021.
Mandatory shut-down of the Company’s properties commencing in March 2020 that lasted for a majority of the second quarter of 2020 resulted in a deterioration in the performance of the Company’s casino properties in particular, which required the Company to revise its cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing, and extent of elimination of or change to the restrictions on the Company’s operations. As a result, the Company conducted an interim qualitative and quantitative assessment of its goodwill and intangible assets for potential impairment at March 31, 2020 and June 30, 2020 and recorded a non-cash impairment of the Company’s Casinos segment goodwill in the amount of $6.5 million and $18.8 million for the three and six months ended June 30, 2020, respectively. The assessment also indicated that the carrying value of an indefinite-lived trade name for certain of the Company’s properties within the Casinos segment exceeded its fair value and resulted in recognition of a non-cash impairment charge of $2.6 million recorded at June 30, 2020.
The estimated fair value of goodwill and indefinite-lived intangible assets for the six months ended June 30, 2020 was determined using discounted cash flow models which utilized Level 3 inputs as follows: discount rate of 12.0%; long-term revenue growth rate of 2.0% to 3.0%. The impairment charge was included in “Impairment of goodwill and intangible assets” on the consolidated statements of operations.
To the extent the Company becomes aware of new facts and circumstances arising from the COVID-19 pandemic or other matters that would result in a triggering event, the Company will revise its cash flow projections accordingly, as its estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations and the extent and timing of the economic recovery globally, nationally, and specifically within the gaming industry. If such assumptions are not accurate, the Company may be required to record impairment charges in future periods, whether in connection with its regular review procedures, or earlier, if an indicator of an impairment is present prior to such evaluation.

Note 4 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Gaming liabilities	$12,453	$12,073
Accrued taxes, other than income taxes	9,325	6,152
Other accrued liabilities	8,721	4,751
Interest	6,190	6,118
Deposits	3,759	1,211
Total current accrued liabilities	$40,448	$30,305
Note 5 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Term Loan	$725,000	$772,000
2026 Unsecured Notes	375,000	375,000
Finance lease liabilities	3,260	9,182
Notes payable	1,596	4,373
Total long-term debt and finance leases	1,104,856	1,160,555
Unamortized discount	(13,873)	(15,570)
Unamortized debt issuance costs	(6,240)	(6,873)
Total long-term debt and finance leases after debt issuance costs and discount	1,084,743	1,138,112
Current portion of long-term debt and finance leases	(1,956)	(11,142)
Long-term debt, net and finance leases	$1,082,787	$1,126,970
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
As of June 30, 2021, the Company had $725 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that full borrowing availability of $200 million under the Revolving Credit Facility was available to the Company for re-borrowing. The Revolving Credit Facility matures on October 20, 2022, and the Term Loan matures on October 20, 2024.
During the three months ended June 30, 2021, the Company made a $47 million prepayment of principal under the Term Loan, thereby eliminating the requirement to make any further quarterly installment payments and reducing the final installment payment due at maturity to $725 million.
The Company was in compliance with its financial and other covenants under the Credit Facility as of June 30, 2021.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
For the three and six months ended June 30, 2021, the weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 3.75% and under the Credit Facility and 2026 Unsecured Notes (collectively) was approximately 5.07%.

Note 6 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On March 12, 2019, the Company’s Board of Directors authorized the repurchase of up to $25 million worth of shares of common stock and on August 3, 2021, the Company’s Board of Directors increased the March 12, 2019 authorization to $50 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. There were no repurchase transactions under the Company’s share repurchase program during the three and six months ended June 30, 2021 and 2020.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2021	2,891,341	$11.07
Granted	—	$—
Exercised	(444,479)	$11.07
Cancelled	—	$—
Expired	—	$—
Outstanding at June 30, 2021	2,446,862	$11.07
Exercisable at June 30, 2021	2,446,862	$11.07
There was no share-based compensation expense related to stock options for the three months ended June 30, 2021 and the Company recorded share-based compensation expense of $0.2 million for the six months ended June 30, 2021. Share-based compensation expense related to stock options was $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of June 30, 2021. The unrecognized share-based compensation expense related to stock options was $1.0 million as of June 30, 2020, which was recognized over a weighted-average period of 0.6 years.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	943,957	$12.06	743,719	$13.82
Granted	294,112	$30.39	129,503	$29.00
Vested	(419,327)	$13.66	(89,920)	$25.73
Cancelled	(5,307)	$11.10	(77,725)	$25.23
Outstanding at June 30, 2021	813,435	$17.87	705,577	$13.84
(1) 62,791 of the 77,725 PSUs cancelled during the six months ended June 30, 2021 related to PSUs granted in November 2017, for which applicable performance goals were not met. 14,934 of the 77,725 PSUs cancelled during the period related to PSUs granted in March 2019 (the “2019 PSU Awards”). The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2021, which resulted in the reduction of the shares subject to the 2019 PSU Awards from 204,580 to 189,646. In addition, 18,452 of the shares under the 2019 PSU Awards vested during the six months ended June 30, 2021.
71,468 of the PSUs included in the outstanding balance at January 1, 2021 represented PSUs granted in March 2018 (the “2018 PSU Awards”). The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2020, which resulted in the reduction of the shares subject to the 2018 PSU Awards during the three months ended March 31, 2020, and all of the 71,468 remaining shares under the 2018 PSU Awards vested during the six months ended June 30, 2021.
The number of outstanding PSUs for the remainder of the PSUs included in the outstanding balance at June 30, 2021 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
Share-based compensation expense related to RSUs was $1.8 million and $3.1 million for the three and six months ended June 30, 2021, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2020, respectively. Share-based compensation expense related to PSUs was $0.8 million and $2.0 million for the three and six months ended June 30, 2021, respectively, $0.2 million and $0.7 million for the three and six months ended June 30, 2020, respectively.
As of June 30, 2021, there was $12.3 million and $5.7 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.2 years for both RSUs and PSUs. As of June 30, 2020, there was $9.8 million and $5.1 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which was expected to be recognized over a weighted-average period of 2.3 years for both RSUs and PSUs.
As of June 30, 2021, a total of 2,209,060 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2021 of 1,126,361 shares.
Note 7 — Income Tax
The Company’s effective income tax rate was 0.8% and 0.4% for the three and six months ended June 30, 2021, respectively, and (0.3)% and (0.2)% for the three and six months ended June 30, 2020, respectively.
Income tax expense of $0.8 million and $0.5 million for the three and six months ended June 30, 2021, respectively, was primarily due to the change in valuation allowance against the Company’s deferred tax assets during the first three and six months of 2021. Income tax expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively, was primarily attributable to the change in valuation allowance against the Company’s deferred tax assets during the three and six months ended June 30, 2020.
Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis.
As of June 30, 2021, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of June 30, 2021, the Company had no material uncertain tax positions.
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

The following table summarizes the fair value measurement of the Company’s long-term debt:

	June 30, 2021
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$725,000	$722,281	Level 2
2026 Unsecured Notes	375,000	397,500	Level 2
Finance lease liabilities	3,260	3,260	Level 3
Notes payable	1,596	1,596	Level 3
Total debt	$1,104,856	$1,124,637

	December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$758,490	Level 2
2026 Unsecured Notes	375,000	402,638	Level 2
Finance lease liabilities	9,182	9,182	Level 3
Notes payable	4,373	4,373	Level 3
Total debt	$1,160,555	$1,174,683
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of June 30, 2021 and December 31, 2020. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, the fair value is estimated to be equal to the carrying value.
Note 9 — Commitments and Contingencies
Participation Agreements and Space Lease Agreements with Revenue Share Provisions
The Company enters into slot placement contracts in the form of participation agreements and space lease agreements with revenue share provisions. Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue generated from the Company’s slots. Space lease agreements with revenue share provisions are a hybrid model that has both space lease and participation elements and the Company pays the business a percentage of the gaming revenue generated from the Company’s slots placed at the location, rather than a fixed monthly rental fee. Under such arrangements, the Company holds the applicable gaming license to conduct gaming at the location and the business location is required to obtain separate regulatory approval to receive a percentage of the gaming revenue. The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements and space lease agreements with revenue share provisions were $59.5 million and $113.6 million for the three and six months ended June 30, 2021, respectively. The aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $14.0 million and $50.0 million for the three and six months ended June 30, 2020, respectively.
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
Other Matters
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

In September 2018, the Company entered into an agreement with American Wagering, Inc. and William Hill U.S. HoldCo, Inc. (collectively, “William Hill”), which contemplated that William Hill would be obligated to make a one-time payment to the Company in the event of a change of control transaction with respect to William Hill. Under this agreement, as amended, the April 22, 2021 acquisition of William Hill PLC by Caesars Entertainment, Inc. (“Caesars”) constituted the change of control event triggering this payment. On May 26, 2021, the Company, William Hill and Caesars executed an amendment to the agreement requiring William Hill and Caesars, as the acquiring party, to make an initial payment in the amount of $60 million by July 15, 2021 and to provide for a second contingent payment in the event of a sale of the William Hill business in the United Kingdom, as discussed below. There were no remaining contingencies associated with the initial payment and the Company recognized non-operating income for this initial amount in June 2021. The Company received this amount on July 14, 2021.
The May 26, 2021 amendment also provides for a contingent payment to be paid by Caesars to the Company of up to $15 million, in the event Caesars completes a sale of the William Hill business in the United Kingdom. Under the amendment, the amount of this contingent payment is calculated in accordance with the terms set forth in the amendment and will depend on the amount of proceeds Caesars would receive from the sale, if any. This contingent payment is not realizable at this time and as such, is not recorded in the Company’s financial statements as of June 30, 2021.
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
The Company evaluates each segment’s profitability based upon such segment’s Adjusted EBITDA, which represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in non-cash lease expense, change in fair value of derivative, and other non-cash charges, calculated before corporate overhead (which is not allocated to each segment).

The following tables set forth, for the periods indicated, certain operating data for the Company’s segments, and reconciles net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30, 2021
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$99,722	$105,235	$—	$204,957
Food and beverage	31,150	13,788	—	44,938
Rooms	30,249	—	—	30,249
Other	9,653	2,380	290	12,323
Total revenues	$170,774	$121,403	$290	$292,467

Net income	$56,847	$19,428	$26,731	$103,006
Other non-operating income	—	—	(60,000)	(60,000)
Depreciation and amortization	21,151	4,897	634	26,682
Change in non-cash lease expense	123	77	21	221
Share-based compensation	—	—	2,668	2,668
Loss on disposal of assets	179	431	—	610
Preopening and related expenses (1)	4	16	89	109
Other, net	65	—	696	761
Interest expense, net	131	64	15,974	16,169
Income tax provision	—	—	786	786
Adjusted EBITDA	$78,500	$24,913	$(12,401)	$91,012

	Three Months Ended June 30, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$25,210	$31,467	$—	$56,677
Food and beverage	6,016	4,152	—	10,168
Rooms	5,987	—	—	5,987
Other	2,219	720	203	3,142
Total revenues	$39,432	$36,339	$203	$75,974

Net loss	$(45,979)	$(5,194)	$(27,393)	$(78,566)
Depreciation and amortization	25,344	5,902	684	31,930
Change in non-cash lease expense	130	20	20	170
Impairment of goodwill and intangible assets	21,411	—	—	21,411
Share-based compensation	—	—	1,756	1,756
Loss (gain) on disposal of assets	683	24	(5)	702
Preopening and related expenses (1)	—	(1)	10	9
Severance expenses	189	134	44	367
Other, net	48	41	28	117
Interest expense, net	91	10	16,306	16,407
Income tax provision	—	—	206	206
Adjusted EBITDA	$1,917	$936	$(8,344)	$(5,491)
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.

	Six Months Ended June 30, 2021
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$181,116	$200,841	$—	$381,957
Food and beverage	53,070	25,672	—	78,742
Rooms	48,647	—	—	48,647
Other	17,391	4,799	627	22,817
Total revenues	$300,224	$231,312	$627	$532,163

Net income (loss)	$85,851	$34,438	$(6,663)	$113,626
Other non-operating income	—	—	(60,000)	(60,000)
Depreciation and amortization	42,497	10,111	1,260	53,868
Change in non-cash lease expense	260	356	44	660
Share-based compensation	—	—	5,673	5,673
Loss on disposal of assets	159	660	—	819
Preopening and related expenses (1)	4	16	209	229
Other, net	521	74	2,334	2,929
Interest expense, net	288	138	31,791	32,217
Income tax provision	—	—	489	489
Adjusted EBITDA	$129,580	$45,793	$(24,863)	$150,510

	Six Months Ended June 30, 2020
(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Revenues
Gaming	$87,115	$96,777	$—	$183,892
Food and beverage	35,821	15,894	—	51,715
Rooms	31,592	—	—	31,592
Other	12,874	2,652	406	15,932
Total revenues	$167,402	$115,323	$406	$283,131

Net loss	$(48,917)	$(4,590)	$(57,679)	$(111,186)
Depreciation and amortization	50,057	11,767	1,262	63,086
Change in non-cash lease expense	273	13	45	331
Impairment of goodwill and intangible assets	27,872	—	—	27,872
Share-based compensation	—	—	4,002	4,002
Loss (gain) on disposal of assets	1,310	(14)	(5)	1,291
Preopening and related expenses (1)	225	(1)	115	339
Severance expenses	2,606	612	125	3,343
Other, net	95	238	141	474
Interest expense, net	336	25	34,792	35,153
Change in fair value of derivative	—	—	1	1
Income tax provision	—	—	258	258
Adjusted EBITDA	$33,857	$8,050	$(16,943)	$24,964
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.

Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at June 30, 2021	$1,062,040	$446,033	$156,629	$1,664,702

Balance at December 31, 2020	$1,085,510	$430,791	$54,648	$1,570,949
Note 11 — Related Party Transactions
The Company historically leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana, which lease expires on December 31, 2030. On May 24, 2021 the building was sold to an independent third party and as of June 30, 2021, the Company’s lease for its office headquarters was therefore no longer with a related party. The rent expense for the office headquarters building prior to the sale of the building to an independent third party was $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively. No amount was due and payable by the Company as of June 30, 2021 and December 31, 2020 under this lease arrangement. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and six months ended June 30, 2021 and 2020 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of June 30, 2021 and December 31, 2020. In addition, Golden and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The amount due and payable by the Company under such arrangements was insignificant as of June 30, 2021 and December 31, 2020. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for office space in a building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for the three and six months ended June 30, 2021. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
From time to time, the Company’s executive officers and employees use a private aircraft for business purposes. The aircraft is owned by or leased to Sartini Enterprises, Inc., pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company paid $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. The Company owed less than $0.1 million under such agreements as of June 30, 2021 and no amount was owed to or due from the Company under such agreements as of December 31, 2020.
Note 12 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the six months ended June 30, 2021, except for the Company’s Board of Directors’ authorization to increase the share repurchase program up to $50 million discussed in “Note 6 — Shareholders’ Equity and Stock Incentive Plans” and the receipt of the initial William Hill payment discussed in “Note 9 — Commitments and Contingencies.”

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
Impact of COVID-19
The disruptions arising from the COVID-19 pandemic continue to impact our business, financial condition, results of operations, and cash flows as it is unknown when the pandemic will be fully contained and how the uncertainties associated with the pandemic will continue to impact our operations and the willingness of customers to spend on travel and entertainment. Following emergency executive orders issued by the Governors of Nevada, Maryland and Montana in the week of March 16, 2020, all of our properties were temporarily closed to the public and the Distributed Gaming operations at third-party locations were suspended. While we re-opened our casino properties and resumed our Distributed Gaming operations during the second and third quarters of

2020, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure, including enhanced sanitization, public gathering limitations on casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons, has continued to limit our operations in the first and second quarters of 2021. While some of these restrictions were eased during the first and second quarters of 2021, our properties and Distributed Gaming operations may be subject to temporary, complete, or partial closures in the future. Further, as a result of the impact of the pandemic, the operations of the Colorado Belle property remain suspended.
In response to the COVID-19 pandemic, we implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. Such measures remained in effect during the six months ended June 30, 2021 and as of June 30, 2021, our $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing. To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
Casinos
We own and operate ten resort casino properties in Nevada and Maryland. In light of COVID-19, certain amenities at our resort casino properties may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools.
The following table sets forth certain information regarding our properties as of June 30, 2021:

	Location	Slot Machines	Table Games	Hotel Rooms
Nevada Casinos
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	676	45	2,429
Arizona Charlie’s Boulder	Las Vegas, NV	648	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	736	10	259
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	1,062	29	1,906
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	633	20	1,052
Gold Town Casino	Pahrump, NV	188	—	—
Lakeside Casino & RV Park	Pahrump, NV	164	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	330	9	69
Maryland Casino
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	665	16	198
Totals		5,102	129	6,216
(1)We have implemented various mitigating actions to preserve liquidity in light of the COVID-19 pandemic. As a result, the operations of the Colorado Belle remain suspended.
The STRAT: The STRAT is our premier casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The STRAT comprises a casino, a hotel, a retail center and the iconic SkyPod, which includes indoor and outdoor observation decks, thrill rides and the SkyJump attraction. In addition to hotel rooms, gaming and sportsbook facilities in an 80,000 square foot casino, The STRAT offers nine restaurants, two rooftop pools, a fitness center, retail shops, and entertainment facilities.
Arizona Charlie’s casinos: Our Arizona Charlie’s Decatur and Arizona Charlie’s Boulder casino properties primarily serve local Las Vegas patrons. In addition to hotel rooms, gaming, sportsbook and bingo facilities, Arizona Charlie’s Boulder casino offers five restaurants and an RV park with 221 RV hook-up sites and Arizona Charlie’s Decatur casino offers five restaurants.
Laughlin casinos: We own and operate three casinos in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western riverbank of the Colorado River. In addition to hotel rooms, gaming and sportsbook facilities, the Aquarius has nine restaurants, the Edgewater offers six restaurants and dedicated entertainment venues, including the Laughlin Event Center, and the Colorado Belle offered three restaurants. As noted above, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remain suspended.

Pahrump casinos: We own and operate three casinos in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition to hotel rooms, gaming, sportsbook and bingo facilities at our Pahrump casino properties, Pahrump Nugget offers a bowling center and our Lakeside Casino & RV Park offers 159 RV hook-up sites.
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
Distributed Gaming
Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of June 30, 2021, our distributed gaming operations comprised nearly 11,700 slots in over 1,000 locations.
Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of June 30, 2021, we owned and operated 66 branded taverns, which offered over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Pub, Sierra Junction, PT’s Place, PT's Gold, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues by segment
Casinos	$170,774	$39,432	$300,224	$167,402
Distributed Gaming	121,403	36,339	231,312	115,323
Corporate and other	290	203	627	406
Total revenues	292,467	75,974	532,163	283,131
Operating expenses by segment
Casinos	63,280	19,774	114,454	86,624
Distributed Gaming	88,245	30,970	169,013	95,879
Corporate and other	295	216	572	538
Total operating expenses	151,820	50,960	284,039	183,041
Selling, general and administrative	53,285	32,548	106,876	80,158
Depreciation and amortization	26,682	31,930	53,868	63,086
Loss on disposal of assets	610	702	819	1,291
Preopening expenses	109	9	229	114
Impairment of goodwill and intangible assets	—	21,411	—	27,872
Severance expenses	—	367	—	3,343
Total expenses	232,506	137,927	445,831	358,905
Operating income (loss)	59,961	(61,953)	86,332	(75,774)
Non-operating income (expense), net	43,831	(16,407)	27,783	(35,154)
Income tax provision	(786)	(206)	(489)	(258)
Net income (loss)	$103,006	$(78,566)	$113,626	$(111,186)

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Revenues
The $216.5 million, or 285%, increase in revenues for the three months ended June 30, 2021 compared to the prior year resulted from an increase of $148.3 million, $34.8 million, $24.2 million and $9.2 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues for the three months ended June 30, 2021 was due to a full quarter of operations during the three months ended June 30, 2021 coupled with the easing of the COVID-19 mitigation measures discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19, whereas in the prior year period our operations became subject to mandatory property closure requirements commencing in March 2020. Our Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively (although our tavern locations became subject to subsequent closure orders in the third quarter of 2020), and our Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively.
The $131.3 million, or 333%, increase in revenues related to our Casinos segment for the three months ended June 30, 2021 compared to the prior year resulted from an increase of $74.5 million, $25.1 million, $24.3 million and $7.4 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues within our Casinos segment for the three months ended June 30, 2021 was due to a full quarter of operations during the three months ended June 30, 2021 coupled with the easing of the COVID-19 mitigation measures, whereas in the prior year period our casino resort properties were subject to mandatory property closure requirements for most of the second quarter of 2020.
The $85.1 million, or 234%, increase in revenues related to our Distributed Gaming segment for the three months ended June 30, 2021 compared to the prior year resulted primarily from an increase of $73.8 million, $9.6 million and $1.7 million in gaming, food and beverage, and other revenues, respectively, and was driven by a full quarter of operations during the three months ended June 30, 2021 coupled with the easing of COVID-19 mitigation measures, whereas in the prior year period our tavern locations were subject to mandatory property closure requirements and our Distributed Gaming operations were suspended for part of the second quarter of 2020, as discussed above.
The $249.0 million, or 88%, increase in revenues for the six months ended June 30, 2021 compared to the prior year resulted from an increase of $198.1 million, $27.0 million, $17.0 million and $6.9 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues for the six months ended June 30, 2021 was due to a full six months of operations coupled with the easing of the COVID-19 mitigation measures, whereas in the prior year period our operations were subject to mandatory property closure requirements commencing in March 2020, as discussed above.
The $132.8 million, or 79%, increase in revenues related to our Casinos segment for the six months ended June 30, 2021 compared to the prior year resulted from an increase of $94.0 million, $17.2 million, $17.1 million and $4.5 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues within our Casinos segment for the six months ended June 30, 2021 was due to a full six months of operations coupled with the easing of the COVID-19 mitigation measures, whereas in the prior year period our casino resort properties were subject to mandatory property closure requirements commencing in March 2020, as discussed above.
The $116.0 million, or 101%, increase in revenues related to our Distributed Gaming segment for the six months ended June 30, 2021 compared to the prior year resulted primarily from an increase of $104.1 million, $9.8 million and $2.1 million in gaming, food and beverage, and other revenues, respectively, and was driven by a full six months of operations coupled with the easing of COVID-19 mitigation measures, whereas in the prior year period our tavern locations were subject to mandatory property closure requirements and our Distributed Gaming operations were suspended for part of the second quarter of 2020, as discussed above.
During the three and six months ended June 30, 2021, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 46% and 43%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 21% and 20%, respectively. During the three and six months ended June 30, 2020, Adjusted EBITDA margin in our Casinos segment was 5% and 20%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 3% and 7%, respectively. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space lease agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under space lease agreements with revenue share provisions). Refer to “Note 10 — Segment Information” in Part I, Item 1: Financial Statements for additional information regarding segment Adjusted EBITDA and a reconciliation of segment Adjusted EBITDA to segment net income (loss).

Operating Expenses
The $100.9 million, or 198%, increase in operating expenses for the three months ended June 30, 2021 compared to the prior year resulted from increases of $71.6 million, $19.8 million, $7.8 million, and $1.7 million in gaming, food and beverage, room, and other operating expenses, respectively. The increase in expenses for the three months ended June 30, 2021 was primarily driven by an increase in revenues due to a full quarter of operations during the three months ended June 30, 2021 coupled with the easing of COVID-19 mitigation measures. The $101.0 million, or 55%, increase in operating expenses for the six months ended June 30, 2021 compared to the prior year resulted from an increase of $89.8 million, $8.4 million, and $3.5 million gaming, food and beverage, and room expenses, respectively offset by a $0.7 million decrease in other operating expenses. The decrease in other operating expenses was primarily related to lack of entertainment and other events during the six months ended June 30, 2021 as a result of COVID-19 related restrictions on our operations. The increase in gaming, food and beverage, and room expenses for the six months ended June 30, 2021 was primarily driven by an increase in occupancy due to a full six months of operations coupled with the easing of COVID-19 mitigation measures. In the prior year period, our operations were subject to mandatory property closure requirements commencing in March 2020, as discussed above.
Selling, General and Administrative Expenses
The $20.7 million, or 64%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2021 compared to the prior year was primarily attributable to a full quarter of operations during the three months ended June 30, 2021. The $26.7 million, or 33%, increase in SGA expenses for the six months ended June 30, 2021 compared to the prior year was also primarily attributable to a full six months of operations during the six months ended June 30, 2021. In the prior year period, our operations were subject to mandatory property closure requirements commencing in March 2020, as discussed above, which resulted in a lower payroll and other expenses for the three and six months ended June 30, 2020. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses for the three and six months ended June 30, 2021 of $5.2 million, or 16%, and $9.2 million, or 15%, respectively, compared to the prior year period primarily related to assets acquired in connection with the American Casino and Entertainment Properties LLC acquisition being fully depreciated and no material capital expenditures added during the three and six months ended June 30, 2021.
Loss on disposal of assets
Loss on disposal of assets for the three and six months ended June 30, 2021 and 2020 primarily consisted of disposals of property and equipment for our Distributed Gaming segment during the period.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations. Preopening expenses for the three and six months ended June 30, 2021 and 2020 primarily related to our planned expansion into new markets for our Distributed Gaming segment.
Severance Expenses
Severance expenses for the three months and six months ended June 30, 2020 were incurred as a result of the mitigating actions we took to preserve liquidity in light of the COVID-19 pandemic.
Non-Operating Income (Expense), Net
We recognized non-operating income of $60.0 million for the three and six months ended June 30, 2021, in connection with the execution of an amendment to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill PLC by Caesars discussed in “Note 9 — Commitments and Contingencies.” The recognition of non-operating income coupled with a decrease in interest expense, net, in the amount of $0.2 million, or 1%, and $2.9 million, or 8%, for the three and six months ended June 30, 2021, respectively, attributed to an increase in non-operating income (expense), net of $60.2 million, or 367%, and $62.9 million, or 179%, for the three and six months ended June 30, 2021, respectively, over the prior year period.

Income Taxes
Our effective income tax rate was 0.8% and 0.4% for the three and six months ended June 30, 2021, respectively, and (0.3)% and (0.2)% for the three and six months ended June 30, 2020, respectively. The effective income tax rate differed from the federal tax rate of 21% due primarily to the change in valuation allowance against our deferred tax assets both for three and six months ended June 30, 2021 and 2020.
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
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in non-cash lease expense, change in fair value of derivative, and other non-cash charges.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021		2020
Net income (loss)	$103,006	$(78,566)	$113,626		$(111,186)
Other non-operating income	(60,000)	—	(60,000)	—	—
Depreciation and amortization	26,682	31,930	53,868		63,086
Change in non-cash lease expense	221	170	660		331
Impairment of goodwill and intangible assets	—	21,411	—		27,872
Share-based compensation	2,668	1,756	5,673		4,002
Loss on disposal of assets	610	702	819		1,291
Preopening and related expenses (1)	109	9	229		339
Severance expenses	—	367	—		3,343
Other, net	761	117	2,929		474
Interest expense, net	16,169	16,407	32,217		35,153
Change in fair value of derivative	—	—	—		1
Income tax provision	786	206	489		258
Adjusted EBITDA	$91,012	$(5,491)	$150,510		$24,964
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Liquidity and Capital Resources
As of June 30, 2021, we had $152.5 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months. As of June 30, 2021, we had borrowing availability of $200 million under our Revolving Credit Facility.
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

Cash Flows
Net cash provided by operating activities was $119.4 million for the six months ended June 30, 2021, compared to net cash used in operating activities $10.5 million for the prior year period. The change was primarily related to a full six months of operations during the six months ended June 30, 2021 coupled with the easing of COVID-19 mitigation measures discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19 and the timing of working capital spending.
Net cash used in investing activities was $11.2 million for the six months ended June 30, 2021, compared to $21.9 million for the prior year period. The change in net cash used in investing activities reflects management’s continuing focus on preservation of liquidity and deferral of material capital expenditures in light of the ongoing COVID-19 pandemic.
Net cash used in financing activities was $59.2 million for the six months ended June 30, 2021, primarily due to the repayment of outstanding borrowings under the Term Loan with a principal amount of $47 million (defined in “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements), repayment of notes payable and finance leases, and tax withholding on option exercises and the vesting of RSUs. Net cash provided by financing activities was $6.8 million for the six months ended June 30, 2020, primarily due to borrowings under our Revolving Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.
Long-Term Debt
During the three months ended June 30, 2021, we made a $47 million prepayment of principal under the Term Loan, thereby eliminating the requirement to make any further quarterly installment payments and reducing the final installment payment due at maturity to $725 million. We also extinguished our obligations under notes payable and finance leases of $6.4 million.
Refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements and to “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for additional discussion on our debt instruments.
Other Items Affecting Liquidity
The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.
Commitments, Capital Spending and Development
We normally perform on-going refurbishment and maintenance at our facilities, of which certain maintenance costs are capitalized if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We normally fund such capital expenditures through our operating cash flows.
In September 2018, we entered into an agreement with American Wagering, Inc. and William Hill U.S. HoldCo, Inc. (collectively, “William Hill”), which contemplated that William Hill would be obligated to make a one-time payment to us in the event of a change of control transaction with respect to William Hill. Under this agreement, as amended, the April 22, 2021 acquisition of William Hill PLC by Caesars constituted the change of control event triggering this payment. On May 26, 2021, we amended this agreement to require that William Hill and Caesars, as the acquiring party, make an initial payment to us in the amount of $60 million by July 15, 2021 and to provide for a second contingent payment in the event of a sale of the William Hill business in the United Kingdom. There were no remaining contingencies associated with the initial payment and we recognized non-operating income for this initial amount in June 2021. Golden received this amount on July 14, 2021.
Refer to “Note 9 — Commitments and Contingencies” in Part I, Item 1: Financial Statements for additional information regarding the William Hill payments and other commitments and contingencies that may affect our liquidity.
Share Repurchase Program
On March 12, 2019, our Board of Directors authorized the repurchase of up to $25 million worth of shares of common stock and on August 3, 2021, our Board of Directors increased the March 12, 2019 authorization to $50 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. There were no repurchase transactions under our share repurchase program during the three and six months ended June 30, 2021 and 2020.

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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2021.
Commitments and Contractual Obligations
For the three and six months ended June 30, 2021, there were no material changes in our commitments under contractual obligations as compared to those disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Items Affecting Liquidity – Contractual Obligations in our Annual Report other than those discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2021, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (defined in “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements).
Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.75% for both the three and six months ended June 30, 2021. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.6 million over a twelve-month period.
As of June 30, 2021, our investment portfolio included $152.5 million in cash and cash equivalents and we did not hold any short-term investments.
We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, which was set to start transitioning out at the end of 2021. While some LIBOR rates will now be extended through June 2023, or 18 months beyond the original 2021 deadline, lenders are not allowed to issue new loans and other financial instruments that are linked to LIBOR beyond 2021. Although we are not able to predict what will become a widely accepted benchmark in place of LIBOR, or the exact impact such a transition may have, our current expectation is that this transition will not have a material impact on our business, financial condition or results of operations.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 6, 2021	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)