Form 10-Q
period 2021-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2021-11-05
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, the registrant had 29,056,728 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219,284	$103,558
Accounts receivable, net of allowance for credit losses of $573 and $1,034 at September 30, 2021 and December 31, 2020, respectively	20,773	13,708
Prepaid expenses	20,276	14,920
Inventories	5,771	5,639
Other	3,084	2,906
Total current assets	269,188	140,731
Property and equipment, net	919,754	975,750
Operating lease right-of-use assets, net	186,527	180,553
Goodwill	158,396	158,396
Intangible assets, net	99,970	106,109
Other assets	10,432	9,410
Total assets	$1,644,267	$1,570,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$1,505	$11,142
Current portion of operating leases	41,076	35,725
Accounts payable	16,710	20,179
Accrued payroll and related	33,121	21,362
Accrued liabilities	47,391	30,305
Total current liabilities	139,803	118,713
Long-term debt, net and non-current finance leases	1,034,382	1,126,970
Non-current operating leases	161,251	160,248
Deferred income taxes	1,845	1,520
Other long-term obligations	1,567	2,236
Total liabilities	1,338,848	1,409,687
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 29,057 and 28,159 common shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	291	282
Additional paid-in capital	472,190	470,719
Accumulated deficit	(167,062)	(309,739)
Total shareholders’ equity	305,419	161,262
Total liabilities and shareholders’ equity	$1,644,267	$1,570,949
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Gaming	$193,167	$145,521	$575,124	$329,413
Food and beverage	44,271	28,685	123,013	80,400
Rooms	31,566	22,505	80,213	54,097
Other	13,418	8,685	36,235	24,617
Total revenues	282,422	205,396	814,585	488,527
Expenses
Gaming	106,301	76,128	309,478	189,471
Food and beverage	32,182	22,654	85,256	67,280
Rooms	13,220	11,111	35,213	29,652
Other operating	4,635	2,748	10,430	9,279
Selling, general and administrative	54,457	52,156	161,333	135,657
Depreciation and amortization	26,474	31,551	80,342	94,637
(Gain) loss on disposal of assets	(72)	(474)	747	817
Preopening expenses	3	73	232	187
Impairment of goodwill and intangible assets	—	—	—	27,872
Total expenses	237,200	195,947	683,031	554,852
Operating income (loss)	45,222	9,449	131,554	(66,325)
Non-operating income (expense)
Other non-operating income	—	—	60,000	—
Interest expense, net	(15,535)	(16,422)	(47,752)	(51,575)
Loss on debt extinguishment and modification	(759)	—	(759)	—
Change in fair value of derivative	—	—	—	(1)
Total non-operating income (expense), net	(16,294)	(16,422)	11,489	(51,576)
Income (loss) before income tax benefit (provision)	28,928	(6,973)	143,043	(117,901)
Income tax benefit (provision)	123	17	(366)	(241)
Net income (loss)	$29,051	$(6,956)	$142,677	$(118,142)

Weighted-average common shares outstanding
Basic	28,950	28,130	28,599	28,045
Dilutive impact of stock options and restricted stock units	2,904	—	2,938	—
Diluted	31,854	28,130	31,537	28,045
Net income (loss) per share
Basic	$1.00	$(0.25)	$4.99	$(4.21)
Diluted	$0.91	$(0.25)	$4.52	$(4.21)
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	27,879	$279	$461,643	$(172,178)	$289,744
Issuance of stock on options exercised and restricted stock units vested	172	2	—	—	2
Share-based compensation	—	—	2,153	—	2,153
Tax benefit from share-based compensation	—	—	(428)	—	(428)
Net loss	—	—	—	(32,620)	(32,620)
Balance, March 31, 2020	28,051	$281	$463,368	$(204,798)	$258,851
Issuance of stock on options exercised and restricted stock units vested	73	—	—	—	—
Share-based compensation	—	—	1,755	—	1,755
Net loss	—	—	—	(78,566)	(78,566)
Balance, June 30, 2020	28,124	$281	$465,123	$(283,364)	$182,040
Issuance of stock on options exercised and restricted stock units vested	57	1	—	—	1
Share-based compensation	—	—	3,510	—	3,510
Tax benefit from shared-based compensation	—	—	(21)	—	(21)
Net loss	—	—	—	(6,956)	(6,956)
Balance, September 30, 2020	28,181	$282	$468,612	$(290,320)	$178,574

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	303	3	98	—	101
Share-based compensation	—	—	2,669	—	2,669
Tax benefit from share-based compensation	—	—	(3,439)	—	(3,439)
Net income	—	—	—	10,620	10,620
Balance, March 31, 2021	28,462	$285	$470,047	$(299,119)	$171,213
Issuance of stock on options exercised and restricted stock units vested	408	4	—	—	4
Share-based compensation	—	—	2,586	—	2,586
Tax benefit from share-based compensation	—	—	(122)	—	(122)
Net income	—	—	—	103,006	103,006
Balance, June 30, 2021	28,870	$289	$472,511	$(196,113)	$276,687
Issuance of stock on options exercised and restricted stock units vested	187	2	—	—	2
Share-based compensation	—	—	2,950	—	2,950
Tax benefit from share-based compensation	—	—	(3,271)	—	(3,271)
Net income	—	—	—	29,051	29,051
Balance, September 30, 2021	29,057	$291	$472,190	$(167,062)	$305,419
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$142,677	$(118,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,342	94,637
Change in non-cash lease expense	517	756
Share-based compensation	8,205	7,418
Amortization of debt issuance costs and discounts on debt	3,370	3,372
Loss on disposal of assets	747	817
Provision for credit losses	260	806
Deferred income taxes	325	612
Loss on debt extinguishment and modification	759	—
Impairment of goodwill and intangible assets	—	27,872
Change in fair value of derivative	—	1
Changes in operating assets and liabilities:
Accounts receivable	(7,325)	2,494
Prepaid expenses, inventories and other current assets	(5,666)	2,150
Other assets	(1,022)	661
Accounts payable and other accrued expenses	26,915	1,723
Other liabilities	(806)	(561)
Net cash provided by operating activities	249,298	24,616
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(20,828)	(31,410)
Proceeds from disposal of property and equipment	329	637
Net cash used in investing activities	(20,499)	(30,773)
Cash flows from financing activities
Repayments of revolving credit facility	—	(200,000)
Borrowings under revolving credit facility	—	200,000
Repayments of term loan	(97,000)	—
Repayments of notes payable	(3,284)	(2,937)
Principal payments under finance leases	(6,064)	(1,706)
Tax withholding on share-based payments	(6,832)	(449)
Proceeds from issuance of common stock, net of costs	9	3
Proceeds from exercise of stock options	98	—
Net cash used in financing activities	(113,073)	(5,089)
Cash and cash equivalents
Change in cash and cash equivalents	115,726	(11,246)
Balance, beginning of period	103,558	111,678
Balance, end of period	$219,284	$100,432

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow disclosures
Cash paid for interest	$36,556	$40,835
Cash received for income taxes, net	—	(741)
Non-cash investing and financing activities
Payables incurred for capital expenditures	$904	$994
Assets acquired under finance lease obligations	—	559
Operating lease right-of-use assets obtained in exchange for lease obligations	37,429	6,061
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
Impact of COVID-19
The disruptions arising from the COVID-19 pandemic continue to impact the Company’s business, financial condition, results of operations, and cash flows as it is unknown when the pandemic will be fully contained and how the uncertainties associated with the pandemic will continue to impact the Company’s operations and the willingness of customers to spend on travel and entertainment. Following emergency executive orders issued by the Governors of Nevada, Maryland and Montana in the week of March 16, 2020, all of the Company’s properties were temporarily closed to the public and the Distributed Gaming operations at third-party locations were suspended. While the Company re-opened its casino properties and resumed its Distributed Gaming operations during the second and third quarters of 2020, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure, including enhanced sanitization, public gathering limitations on casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons, has continued to limit the Company’s operations in the first three quarters of 2021. While some of these restrictions were eased during the first three quarters of 2021, the Company’s properties and Distributed Gaming operations may be subject to temporary, complete, or partial closures in the future. Further, as a result of the impact of the pandemic, the operations of the Colorado Belle property remain suspended.
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in a substantial change in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of rent expense in the amount of $2.3 million for the nine months ended September 30, 2021 and $1.7 million and $10.5 million for the three and nine months ended September 30, 2020, respectively. There was no reduction of rent expense resulting from the COVID-19 related lease concessions for the three months ended September 30, 2021. Rent expense that was not forgiven is recorded in future periods as these deferred payments are paid to the Company’s lessors.

In response to the COVID-19 pandemic, the Company implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. Such measures remained in effect during the nine months ended September 30, 2021 and as of September 30, 2021, the Company’s $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing. To further enhance its liquidity position or to finance any future acquisition or other business investment initiatives, the Company may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the three and nine months ended September 30, 2020, the effect of all potential common share equivalents was anti-dilutive due to the Company being in net loss position, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding. The amount of potential common share equivalents excluded from the computation was 653,000 and 742,232 for the three and nine months ended September 30, 2020, respectively.
Reclassification of Prior Year Balances
Reclassifications were made to the Company’s prior period consolidated financial statements to conform to the current period presentation, where applicable.
Accounting Standards Issued and Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU was intended to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and added guidance to reduce the complexity of applying Topic 740. The Company adopted the standard effective January 1, 2021, and the adoption did not have a material impact on the Company’s financial statements or disclosures.
Accounting Standards Issued but Not Yet Adopted
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments. The ASU addresses an issue related to a lessor’s accounting for lease contracts that have variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendment allows the lessor to classify and account for such lease contracts as operating. The standard is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
Management does not believe that any other recently issued accounting standards that are not yet effective are likely to have a material impact on the Company’s financial statements.
Note 2 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Land	$125,240	$125,240
Building and improvements	935,017	928,641
Furniture and equipment	241,579	246,292
Construction in process	15,448	6,714
Property and equipment	1,317,284	1,306,887
Accumulated depreciation	(397,530)	(331,137)
Property and equipment, net	$919,754	$975,750
Depreciation expense for property and equipment, including finance leases, was $24.6 million and $74.2 million for the three and nine months ended September 30, 2021, respectively, and $25.9 million and $77.7 million for the three and nine months ended September 30, 2020, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. While the impact of the COVID-19 pandemic on the Company’s operations is ongoing, management determined that there were no new indicators of impairment for the three and nine months ended September 30, 2021 (including no new indicators of impairment with respect to the Colorado Belle due to no changes in management’s assumptions related to the cash flow projections for the property), and as such, the Company concluded that there was no impairment of the Company’s long-lived assets as of September 30, 2021.
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

Note 3 — Goodwill and Intangible Assets
The Company’s goodwill balance as of September 30, 2021 and December 31, 2020 was $158.4 million, of which $60.3 million related to the Casinos reportable segment and $98.1 million related to the Distributed Gaming reportable segment.
Intangible assets, net, consisted of the following:

	September 30, 2021
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(34,414)	—	46,691
Player relationships	2-14	42,990	(39,652)	—	3,338
Non-compete agreements	2-5	9,840	(8,154)	—	1,686
Gaming license (1)	15	2,100	(1,174)	—	926
In-place lease value	4	1,170	(1,116)	—	54
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,339)	—	475
		139,589	(86,419)	—	53,170
Balance, September 30, 2021		$193,279	$(86,419)	$(6,890)	$99,970
(1)Relates to Rocky Gap.

	December 31, 2020
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(30,012)	—	51,093
Player relationships	2-14	42,990	(39,116)	—	3,874
Non-compete agreements	2-5	9,840	(7,385)	—	2,455
Gaming license (1)	15	2,100	(1,070)	—	1,030
In-place lease value	4	1,170	(918)	—	252
Leasehold interest	4	570	(504)	—	66
Other	4-25	1,814	(1,275)	—	539
		139,589	(80,280)	—	59,309
Balance, December 31, 2020		$193,279	$(80,280)	$(6,890)	$106,109
(1)Relates to Rocky Gap.
Total amortization expense related to intangible assets was $1.9 million and $6.1 million for the three and nine months ended September 30, 2021, respectively, and $5.7 million and $16.9 million for the three and nine months ended September 30, 2020, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, in the last quarter of the year, unless events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. While the impact of the COVID-19 pandemic on the Company’s operations is ongoing, management determined that there were no new indicators of impairment for the three and nine months ended September 30, 2021 and the Company concluded that there was no impairment of the Company’s goodwill and intangible assets as of September 30, 2021.

Mandatory shut-down of the Company’s properties commencing in March 2020 that lasted for a majority of the second quarter of 2020 resulted in a deterioration in the performance of the Company’s casino properties in particular, which required the Company to revise its cash flow projections to reflect the then-current economic environment, including the uncertainty surrounding the nature, timing, and extent of elimination of or change to the restrictions on the Company’s operations. As a result, the Company conducted an interim qualitative and quantitative assessment of its goodwill and intangible assets for potential impairment at March 31, 2020, June 30, 2020 and September 30, 2020 and recorded a non-cash impairment of the Company’s Casinos segment goodwill in the amount of $25.3 million for the nine months ended September 30, 2020. The assessment also indicated that the carrying value of an indefinite-lived trade name for certain of the Company’s properties within the Casinos segment exceeded its fair value and resulted in recognition of a non-cash impairment charge of $2.6 million.
The estimated fair value of goodwill and indefinite-lived intangible assets was determined using discounted cash flow models which utilized Level 3 inputs as follows: discount rate of 12.0%; long-term revenue growth rate of 2.0% to 3.0%. The impairment charge was included in “Impairment of goodwill and intangible assets” on the consolidated statements of operations.
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
Note 4 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Interest	$13,397	$6,118
Gaming liabilities	12,290	12,073
Other accrued liabilities	9,277	4,751
Accrued taxes, other than income taxes	8,470	6,152
Deposits	3,957	1,211
Total current accrued liabilities	$47,391	$30,305
Note 5 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Term Loan	$675,000	$772,000
2026 Unsecured Notes	375,000	375,000
Finance lease liabilities	3,119	9,182
Notes payable	1,081	4,373
Total long-term debt and finance leases	1,054,200	1,160,555
Unamortized discount	(12,487)	(15,570)
Unamortized debt issuance costs	(5,826)	(6,873)
Total long-term debt and finance leases after debt issuance costs and discount	1,035,887	1,138,112
Current portion of long-term debt and finance leases	(1,505)	(11,142)
Long-term debt, net and finance leases	$1,034,382	$1,126,970
Senior Secured Credit Facility
In October 2017, the Company entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of an $800 million term loan (the “Term Loan”) and a $100 million Revolving Credit Facility) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The Revolving Credit Facility was subsequently increased from $100 million to $200 million in 2018, increasing the total Credit Facility capacity to $1.0 billion. On October 12, 2021, the Company further modified the terms of the Revolving Credit Facility by increasing its size to $240 million and extending the maturity date from October 20, 2022 to April 20, 2024.
As of September 30, 2021, the Company had $675 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that full borrowing availability of $200 million under the Revolving Credit Facility at September 30, 2021 was available to the Company for re-borrowing. The Revolving Credit Facility matures on April 20, 2024 and the Term Loan matures on October 20, 2024.
The Company prepaid $50 million and $97 million of principal under the Term Loan during the three and nine months ended September 30, 2021, respectively, thereby eliminating the requirement to make any further quarterly installment payments and reducing the final installment payment due at the maturity date of October 20, 2024 to $675 million. We recorded a non-cash charge in the amount of $0.8 million for the accelerated amortization of the debt issuance costs and discount related to the repayment of the Term Loan.
The Company was in compliance with its financial and other covenants under the Credit Facility as of September 30, 2021.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 3.75% for both the three and nine months ended September 30, 2021. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility and 2026 Unsecured Notes (collectively) was approximately 5.10% and 5.13% for the three and nine months ended September 30, 2021, respectively.
Note 6 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On March 12, 2019, the Company’s Board of Directors authorized the repurchase of up to $25 million worth of shares of common stock and on August 3, 2021, the Company’s Board of Directors increased the March 12, 2019 authorization to $50 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. There were no repurchase transactions under the Company’s share repurchase program during the three and nine months ended September 30, 2021 and 2020.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2021	2,891,341	$11.07
Granted	—	$—
Exercised	(749,847)	$10.39
Cancelled	—	$—
Expired	—	$—
Outstanding at September 30, 2021	2,141,494	$11.31
Exercisable at September 30, 2021	2,141,494	$11.31
There was no share-based compensation expense related to stock options for the three months ended September 30, 2021 and the Company recorded share-based compensation expense of $0.2 million for the nine months ended September 30, 2021. Share-based compensation expense related to stock options was $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of September 30, 2021. The unrecognized share-based compensation expense related to stock options was $0.5 million as of September 30, 2020, which was recognized over a weighted-average period of 0.4 years.

Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	943,957	$12.06	743,719	$13.82
Granted	318,356	$31.46	129,503	$29.00
Vested	(426,770)	$14.20	(89,920)	$25.73
Cancelled	(16,149)	$21.39	(77,725)	$25.23
Outstanding at September 30, 2021	819,394	$18.30	705,577	$13.84
(1) 62,791 of the 77,725 PSUs cancelled during the nine months ended September 30, 2021 related to PSUs granted in November 2017, for which applicable performance goals were not met. 14,934 of the 77,725 PSUs cancelled during the period related to PSUs granted in March 2019 (the “2019 PSU Awards”). The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2021, which resulted in the reduction of the shares subject to the 2019 PSU Awards from 204,580 to 189,646. In addition, 18,452 of the shares under the 2019 PSU Awards vested during the first quarter of 2021.
71,468 of the PSUs included in the outstanding balance at January 1, 2021 represented PSUs granted in March 2018 (the “2018 PSU Awards”). The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2020, which resulted in the reduction of the shares subject to the 2018 PSU Awards during the three months ended March 31, 2020, and all of the 71,468 remaining shares under the 2018 PSU Awards vested during the first quarter of 2021.
The number of outstanding PSUs for the remainder of the PSUs included in the outstanding balance at September 30, 2021 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
Share-based compensation expense related to RSUs was $2.2 million and $5.3 million for the three and nine months ended September 30, 2021, respectively, and $1.9 million and $4.0 million for the three and nine months ended September 30, 2020, respectively. Share-based compensation expense related to PSUs was $0.8 million and $2.7 million for the three and nine months ended September 30, 2021, respectively, $1.1 million and $1.8 million for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, there was $10.9 million and $5.0 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.0 years for both RSUs and PSUs. As of September 30, 2020, there was $7.9 million and $4.0 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which was expected to be recognized over a weighted-average period of 2.1 years for both RSUs and PSUs.
As of September 30, 2021, a total of 2,195,658 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2021 of 1,126,361 shares.
Note 7 — Income Tax
The Company’s effective income tax rate was (0.4%) and 0.3% for the three and nine months ended September 30, 2021, respectively, and 0.2% and (0.2%) for the three and nine months ended September 30, 2020, respectively.
Income tax benefit of $0.1 million and income tax expense of $0.4 million for the three and nine months ended September 30, 2021, respectively, primarily related to the change in valuation allowance against the Company’s deferred tax assets during that period. Income tax benefit of $0.02 million and income tax expense of $0.2 million for the three and nine months ended September 30, 2020, respectively, were primarily attributable to the change in valuation allowance against the Company’s deferred tax assets during the three and nine months ended September 30, 2020.

The Company has had a successful return to profitability in recent quarters and continues to evaluate the realizability of its deferred tax assets and need for a valuation allowance on a quarterly basis. If the Company’s results continue to be profitable in upcoming periods, management may conclude a reduction in the valuation allowance is necessary.
As of September 30, 2021, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of September 30, 2021, the Company had no material uncertain tax positions.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	September 30, 2021
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$675,000	$674,578	Level 2
2026 Unsecured Notes	375,000	394,200	Level 2
Finance lease liabilities	3,119	3,119	Level 3
Notes payable	1,081	1,081	Level 3
Total debt	$1,054,200	$1,072,978

	December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$758,490	Level 2
2026 Unsecured Notes	375,000	402,638	Level 2
Finance lease liabilities	9,182	9,182	Level 3
Notes payable	4,373	4,373	Level 3
Total debt	$1,160,555	$1,174,683
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of September 30, 2021 and December 31, 2020. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, the fair value is estimated to be equal to the carrying value.

Note 9 — Commitments and Contingencies
Participation Agreements and Space Lease Agreements with Revenue Share Provisions
The Company enters into slot placement contracts in the form of participation agreements and space lease agreements with revenue share provisions. Under participation agreements, both the Company and the business location generally hold the applicable gaming license. The business location retains a percentage of the gaming revenue generated from the Company’s slot machines. Space lease agreements with revenue share provisions are a hybrid model that has both space lease and participation elements and the Company pays the business location a percentage of the gaming revenue generated from the Company’s slot machines placed at the location, rather than a fixed monthly rental fee. Under such arrangements, the Company holds the applicable gaming license to conduct gaming at the business location and the business location is required to obtain separate regulatory approval to receive a percentage of the gaming revenue. The Company concluded it retains control over the slot machines placed at the business location’s premises due to its control over the hold percentage, types of slot machines and games made available on such machines, physical access to the contents of the gaming devices, and its responsibility for repair and servicing of the slot machines. The Company is considered to be the principal in these arrangements and therefore records its share of revenue generated under participation agreements and space lease agreements with revenue share provisions on a gross basis with the business location’s share of revenue recorded as gaming expenses.
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements and space lease agreements with revenue share provisions were $57.6 million and $171.2 million for the three and nine months ended September 30, 2021, respectively. The aggregate contingent payments recognized by the Company as gaming expenses under revenue share and participation agreements were $37.4 million and $87.3 million for the three and nine months ended September 30, 2020, respectively.
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
Other Matters
In January 2021, the Company was affected by a ransomware cyber-attack that temporarily disrupted the Company’s access to certain information located on the Company’s network and incurred expenses relating thereto. The Company’s financial information and business operations were not materially affected. The Company implemented a variety of measures to further enhance its cybersecurity protections and minimize the impact of any future cyber incidents. The Company has insurance related to this event and has recovered a portion of the costs it incurred to remediate this matter. The payment was received during the three months ended September 30, 2021.

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
The May 26, 2021 amendment also provides for a contingent payment to be paid by Caesars to the Company of up to $15 million, in the event Caesars completes a sale of the William Hill business in the United Kingdom. Under the amendment, the amount of this contingent payment is calculated in accordance with the terms set forth in the amendment and will depend on the amount of proceeds Caesars would receive from the sale, if any. In September 2021, Caesars announced that it executed an agreement to sell the non-US assets of William Hill to 888 Holdings Plc, and based upon the announced sales price, the Company does not expect to receive any additional payments related to the contingency. Accordingly, as of September 30, 2021, the Company does not expect to realize any of the remaining contingent payment related to the purchase of William Hill by Caesars.
Note 10 — Segment Information
The Company conducts its business through two reportable operating segments: Casinos and Distributed Gaming. The Company’s Casinos segment involves the ownership and operation of resort casino properties in Nevada and Maryland. The Company aggregates all of its operating segments related to resort casino properties into one reportable segment because all of its resort casino properties offer similar products and services including gaming, food and beverage, entertainment, delivered in an integrated resort facility through a casino floor, restaurants, and outlets, cater to a similar customer base from the locals and tourist markets with similar expectations of services and entertainment, have a similar regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company’s Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, and the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. The Company aggregates all of its operating segments related to Distributed Gaming locations into one reportable segment because they offer similar products, target non-casino locations that capture local patrons in strategic, high-traffic areas such as taverns, supermarkets and gas stations, have a similar regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Corporate and Other segment includes the Company’s cash and cash equivalents, miscellaneous receivables and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical.
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision makers in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees and the Company’s compliance with debt covenants are tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in fair value of derivative, and other non-cash charges, that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each segment).

In light of the Company’s use of Adjusted EBITDA in its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income (loss) determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reporting segment level, as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues
Casinos
Gaming	$91,155	$83,549	$272,271	$170,664
Food and beverage	30,844	22,067	83,914	57,888
Rooms	31,566	22,505	80,213	54,097
Other	10,560	7,193	27,951	20,067
Casinos revenues	164,125	135,314	464,349	302,716
Distributed Gaming
Gaming	102,012	61,972	302,853	158,749
Food and beverage	13,427	6,618	39,099	22,512
Other	2,496	1,313	7,295	3,965
Distributed Gaming revenues	117,935	69,903	349,247	185,226
Corporate and Other	362	179	989	585
Total revenues	$282,422	$205,396	$814,585	$488,527

Net income (loss)	$29,051	$(6,956)	$142,677	$(118,142)
Adjustments
Other non-operating income	—	—	(60,000)	—
Depreciation and amortization	26,474	31,551	80,342	94,637
Change in non-cash lease expense	(143)	425	517	756
Share-based compensation	3,089	3,520	8,762	7,522
(Gain) loss on disposal of assets	(72)	(474)	747	817
Loss on debt extinguishment and modification	759	—	759	—
Preopening and related expenses (1)	3	73	232	412
Severance expenses	193	24	193	3,367
Impairment of goodwill and intangible assets	—	—	—	27,872
Other, net	(1,338)	1,286	1,591	1,760
Interest expense, net	15,535	16,422	47,752	51,575
Change in fair value of derivative	—	—	—	1
Income tax (benefit) provision	(123)	(17)	366	241
Total Adjusted EBITDA	$73,428	$45,854	$223,938	$70,818

Adjusted EBITDA
Casinos	$64,968	$50,759	$194,548	$84,615
Distributed Gaming	21,158	4,867	66,951	12,917
Reportable segment Adjusted EBITDA	86,126	55,626	261,499	97,532
Corporate and Other	(12,698)	(9,772)	(37,561)	(26,714)
Total Adjusted EBITDA	$73,428	$45,854	$223,938	$70,818
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.

Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Casinos	Distributed Gaming	Corporate and Other	Consolidated
Balance at September 30, 2021	$1,043,222	$417,704	$183,341	$1,644,267

Balance at December 31, 2020	$1,085,510	$430,791	$54,648	$1,570,949
Note 11 — Related Party Transactions
The Company historically leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana, whose lease expires on December 31, 2030. On May 24, 2021 the building was sold to an independent third party, and therefore for the third quarter of 2021 this lease was no longer with a related party. The rent expense for the office headquarters building prior to the sale of the building to an independent third party was $0.5 million for the nine months ended September 30, 2021, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2020, respectively. No amount was due and payable by the Company as of December 31, 2020 under this lease arrangement. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and nine months ended September 30, 2021 and 2020 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of September 30, 2021 and December 31, 2020. In addition, Golden and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The Company did not owe anything under such arrangements as of September 30, 2021 and the amount due and payable by the Company under such arrangements as of December 31, 2020 was less than $0.1 million. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for office space in a building from a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
From time to time, the Company’s executive officers and employees use a private aircraft for business purposes. The aircraft is owned by or leased to Sartini Enterprises, Inc., pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company paid $0.1 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. The Company owed less than $0.1 million under such agreements as of September 30, 2021 and no amount was owed to or due from the Company under such agreements as of December 31, 2020.
Note 12 — Subsequent Events
On October 12, 2021, the Company and certain of its subsidiaries entered into the Incremental Joinder Agreement No. 3 and First Amendment to First Lien Credit Agreement with the lenders party thereto, and JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) to amend the Credit Facility, which amendment, among other things: (1) increased the size of the Revolving Credit Facility from $200 million to $240 million and (2) extended the maturity date of the Revolving Credit Facility from October 20, 2022 to April 20, 2024.
There have been no other subsequent events that occurred through the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the nine months ended September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “us” and “our” refer to Golden Entertainment, Inc. together with its subsidiaries.
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
Impact of COVID-19
The disruptions arising from the COVID-19 pandemic continue to impact our business, financial condition, results of operations, and cash flows as it is unknown when the pandemic will be fully contained and how the uncertainties associated with the pandemic will continue to impact our operations and the willingness of customers to spend on travel and entertainment. Following emergency executive orders issued by the Governors of Nevada, Maryland and Montana during the week of March 16, 2020, all of our properties were temporarily closed to the public and the Distributed Gaming operations at third-party locations were suspended. While we re-opened our casino properties and resumed our Distributed Gaming operations during the second and third quarters of 2020, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure, including enhanced sanitization, public gathering limitations on casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask and temperature check requirements for patrons, has continued to limit our operations in the first three quarters of 2021. While some of these restrictions were eased during the first three quarters of 2021, our properties and Distributed Gaming operations may be subject to temporary, complete, or partial closures in the future. Further, as a result of the impact of the pandemic, the operations of the Colorado Belle property remain suspended.
In response to the COVID-19 pandemic, we implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. Such measures remained in effect during the nine months ended September 30, 2021 and as of September 30, 2021, our $200 million revolving credit facility (the “Revolving Credit Facility”) was undrawn and available for borrowing. To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
Casinos
We own and operate ten resort casino properties in Nevada and Maryland. In light of COVID-19, certain amenities at our resort casino properties may remain closed or operate in a limited capacity, including restaurants, bars, and other food and beverage outlets, as well as table games, spas and pools.
The following table sets forth certain information regarding our properties as of September 30, 2021:

	Location	Slot Machines	Table Games	Hotel Rooms
Nevada Casinos
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	702	45	2,429
Arizona Charlie’s Boulder	Las Vegas, NV	651	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	731	10	259
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	1,077	29	1,906
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	638	20	1,052
Gold Town Casino	Pahrump, NV	186	—	—
Lakeside Casino & RV Park	Pahrump, NV	154	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	323	9	69
Maryland Casino
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	635	16	198
Totals		5,097	129	6,216
(1)We have implemented various mitigating actions to preserve liquidity in light of the COVID-19 pandemic. As a result, the operations of the Colorado Belle remain suspended.
The STRAT: The STRAT is our premier resort casino property, located on Las Vegas Blvd on the north end of the Las Vegas Strip. The STRAT comprises a casino, a hotel, a retail center and the iconic SkyPod, which includes indoor and outdoor observation decks, thrill rides and the SkyJump attraction. In addition to hotel rooms, gaming and sportsbook facilities in an 80,000 square foot casino, The STRAT offers nine restaurants, two rooftop pools, a fitness center, retail shops, and entertainment facilities.
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
Distributed Gaming
Our Distributed Gaming segment involves the installation, maintenance and operation of slots and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We place our slots and amusement devices in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. In addition, we own and operate branded taverns with slots, which target local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of September 30, 2021, our distributed gaming operations comprised over 11,800 slots in nearly 1,100 locations.
Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and typically include 15 onsite slots. As of September 30, 2021, we owned and operated 66 branded taverns, which offered over 1,000 onsite slots. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Pub, Sierra Junction, PT’s Place, PT's Gold, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues by segment
Casinos	$164,125	$135,314	$464,349	$302,716
Distributed Gaming	117,935	69,903	349,247	185,226
Corporate and other	362	179	989	585
Total revenues	282,422	205,396	814,585	488,527
Operating expenses by segment
Casinos	67,536	54,943	181,990	141,567
Distributed Gaming	88,517	57,369	257,530	153,248
Corporate and other	285	329	857	867
Total operating expenses	156,338	112,641	440,377	295,682
Selling, general and administrative	54,457	52,156	161,333	135,657
Depreciation and amortization	26,474	31,551	80,342	94,637
(Gain) loss on disposal of assets	(72)	(474)	747	817
Preopening expenses	3	73	232	187
Impairment of goodwill and intangible assets	—	—	—	27,872
Total expenses	237,200	195,947	683,031	554,852
Operating income (loss)	45,222	9,449	131,554	(66,325)
Non-operating income (expense), net	(16,294)	(16,422)	11,489	(51,576)
Income tax benefit (provision)	123	17	(366)	(241)
Net income (loss)	$29,051	$(6,956)	$142,677	$(118,142)

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Revenues
The $77.0 million, or 38%, increase in revenues for the three months ended September 30, 2021 compared to the prior year period resulted from an increase of $47.6 million, $15.6 million, $9.1 million and $4.7 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues for the three months ended September 30, 2021 was due to the easing of the COVID-19 mitigation measures impacting our business, as discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19, an increase in occupancy of our hotel rooms for certain of our resort casino properties, and also a full quarter of operations for our Distributed Gaming segment, as our tavern locations became subject to further mandatory property closure orders in the third quarter of 2020.
The $28.9 million, or 21%, increase in revenues related to our Casinos segment for the three months ended September 30, 2021 compared to the prior year period resulted from an increase of $7.6 million, $8.8 million, $9.1 million and $3.4 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues within our Casinos segment for the three months ended September 30, 2021 was primarily due to an increase in occupancy of our hotel rooms for certain of our resort casino properties and the easing of the COVID-19 mitigation measures.
The $48.0 million, or 69%, increase in revenues related to our Distributed Gaming segment for the three months ended September 30, 2021 compared to the prior year period resulted primarily from an increase of $40.0 million, $6.8 million and $1.2 million in gaming, food and beverage, and other revenues, respectively, and was driven primarily by the easing of COVID-19 mitigation measures and a full quarter of operations for our tavern locations, which were subject to mandatory property closure orders in the third quarter of 2020, as discussed above.
The $326.0 million, or 67%, increase in revenues for the nine months ended September 30, 2021 compared to the prior year period resulted from an increase of $245.7 million, $42.6 million, $26.1 million and $11.6 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues for the nine months ended September 30, 2021 was due to a full nine months of operations, an increase in occupancy of our hotel rooms for certain of our resort casino properties and the easing of the COVID-19 mitigation measures, whereas in the prior year period our operations were subject to mandatory property closure requirements commencing in March 2020. Our Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively (although our tavern locations became subject to subsequent closure orders in the third quarter of 2020, as discussed above), and our Casino operations in Nevada and Maryland resumed on June 4, 2020 and June 19, 2020, respectively.
The $161.6 million, or 53%, increase in revenues related to our Casinos segment for the nine months ended September 30, 2021 compared to the prior year period resulted from an increase of $101.6 million, $26.0 million, $26.1 million and $7.9 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues within our Casinos segment for the nine months ended September 30, 2021 was due to an increase in occupancy of our hotel rooms for certain of our resort casino properties and a full nine months of operations, coupled with the easing of the COVID-19 mitigation measures, whereas in the prior year period our casino resort properties were subject to mandatory property closure requirements commencing in March 2020, as discussed above.
The $164.0 million, or 89%, increase in revenues related to our Distributed Gaming segment for the nine months ended September 30, 2021 compared to the prior year period resulted primarily from an increase of $144.1 million, $16.6 million and $3.3 million in gaming, food and beverage, and other revenues, respectively, and was driven by a full nine months of operations coupled with the easing of COVID-19 mitigation measures, whereas in the prior year period our tavern locations were subject to mandatory property closure requirements and our Distributed Gaming operations were suspended for part of the second quarter of 2020, as discussed above.
During the three and nine months ended September 30, 2021, Adjusted EBITDA in our Casinos segment as a percentage of segment revenues (or Adjusted EBITDA margin) was 40% and 42%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 18% and 19%, respectively. During the three and nine months ended September 30, 2020, Adjusted EBITDA margin in our Casinos segment was 38% and 28%, respectively, compared to Adjusted EBITDA margin in our Distributed Gaming segment of 7% in each period. The lower Adjusted EBITDA margin in our Distributed Gaming segment relative to our Casinos segment reflects the fixed and variable amounts paid to third parties under our space lease agreements as expenses in the Distributed Gaming segment (which includes the percentage of gaming revenues paid to third parties under space lease agreements with revenue share provisions). Refer to “Note 10 — Segment Information” in Part I, Item 1: Financial Statements for additional information regarding segment Adjusted EBITDA.

Operating Expenses
The $43.7 million, or 39%, increase in operating expenses for the three months ended September 30, 2021 compared to the prior year period resulted from increases of $30.2 million, $9.5 million, $2.1 million, and $1.9 million in gaming, food and beverage, room, and other operating expenses, respectively. The increase in expenses for the three months ended September 30, 2021 was primarily driven by an increase in revenues due to an increase in occupancy of our hotel rooms for certain of our resort casino properties in connection with the easing of COVID-19 mitigation measures and also a full quarter of operations for our Distributed Gaming segment, as our tavern locations became subject to further mandatory property closure orders in the third quarter of 2020.
The $12.6 million, or 23%, increase in operating expenses related to our Casinos segment for the three months ended September 30, 2021 compared to the prior year period resulted from an increase of $3.2 million, $5.6 million, $2.2 million and $1.6 million in gaming, food and beverage, room, and other operating expenses, respectively. The increase in expenses for the three months ended September 30, 2021 was primarily driven by an increase in revenues due to an increase in occupancy of our hotel rooms for certain of our resort casino properties in connection with the easing of COVID-19 mitigation measures.
The $31.1 million, or 54%, increase in operating expenses related to our Distributed Gaming segment for the three months ended September 30, 2021 compared to the prior year period resulted from an increase of $26.9 million, $4.0 million and $0.2 million in gaming, food and beverage, and other operating expenses, respectively, and was driven by the easing of COVID-19 mitigation measures and a full quarter of operations for our tavern locations, which were subject to mandatory property closure orders in the third quarter of 2020, as discussed above.
The $144.7 million, or 49%, increase in operating expenses for the nine months ended September 30, 2021 compared to the prior year period resulted from an increase of $120.0 million, $18.0 million, $5.6 million, and $1.1 million in gaming, food and beverage, room and other operating expenses, respectively. The increase in operating expenses for the nine months ended September 30, 2021 was primarily driven by an increase in occupancy due to a full nine months of operations coupled with the easing of COVID-19 mitigation measures. In the prior year period, our operations were subject to mandatory property closure requirements commencing in March 2020, as discussed above.
The $40.4 million, or 29%, increase in operating expenses related to our Casinos segment for the nine months ended September 30, 2021 compared to the prior year period resulted from an increase of $25.4 million, $9.1 million, $5.6 million and $0.3 million in gaming, food and beverage, room, and other operating expenses, respectively, and was primarily driven by an increase in occupancy due to a full nine months of operations coupled with the easing of COVID-19 mitigation measures, as discussed above.
The $104.3 million, or 68%, increase in operating expenses for our Distributed Gaming segment for the nine months ended September 30, 2021 compared to the prior year period resulted from an increase of $94.6 million, $8.9 million and $0.8 million in gaming, food and beverage, and other operating expenses, respectively, and was driven by a full nine months of operations coupled with the easing of COVID-19 mitigation measures, whereas in the prior year period our tavern locations were subject to mandatory property closure requirements and our Distributed Gaming operations were suspended for part of the second quarter of 2020, as discussed above.
Selling, General and Administrative Expenses
The $2.3 million, or 4%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2021 compared to the prior year period was primarily attributable to a full quarter of operations for our Distributed Gaming segment during the three months ended September 30, 2021, as discussed above. The $25.7 million, or 19%, increase in SG&A expenses for the nine months ended September 30, 2021 compared to the prior year period was primarily attributable to a full nine months of operations during the nine months ended September 30, 2021. In the prior year period, our operations were subject to mandatory property closure requirements commencing in March 2020, as discussed above, which resulted in a lower payroll and other expenses for the three and nine months ended September 30, 2020. The increase in SG&A expenses for three and nine months ended September 30, 2021 was offset by a $1.7 million reduction in expenses attributable to the recovery of certain costs under our insurance policies, which were realized and recorded during the third quarter of 2021. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses for the three and nine months ended September 30, 2021 of $5.1 million, or 16%, and $14.3 million, or 15%, respectively, compared to the prior year period was primarily related to assets acquired in connection with the American Casino and Entertainment Properties LLC acquisition being fully depreciated and no material capital expenditures added during the three and nine months ended September 30, 2021.
(Gain) Loss on Disposal of Assets
Gain of $0.1 million on disposal of assets for the three months ended September 30, 2021 was primarily driven by sales of used equipment in our Casinos segment and a gain of $0.5 million for the three months ended September 30, 2020 primarily related to the disposals of property and equipment for our Distributed Gaming segment.
Loss of $0.7 million on disposal of assets for the nine months ended September 30, 2021 was primarily related to disposals of property and equipment for our Distributed Gaming segment. Loss of $0.8 million on disposal of assets for the nine months ended September 30, 2020 was primarily driven by disposals of property and equipment for our Casinos segment during the period.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations. Preopening expenses for the three and nine months ended September 30, 2021 and 2020 primarily related to our planned expansion into new markets for our Distributed Gaming segment.
Non-Operating Income (Expense), Net
The decrease of $0.1 million, or 1%, in non-operating expense, net, for the three months ended September 30, 2021 over the prior year period was driven by the decrease in interest expense, net, in the amount of $0.9 million due to the prepayment of a portion of the term loan borrowings under our credit facility, partially offset by a non-cash charge in the amount of $0.8 million for the accelerated amortization of the debt issuance costs and discount related to the prepayment of a portion of our term loan borrowings, as discussed in “Note 5 — Long-Term Debt.”
The change of $63.1 million, or 122%, for nine months ended September 30, 2021 from non-operating expense, net, of $51.6 million for the nine months ended September 30, 2020 to non-operating income, net, of $11.5 million for the nine months ended September 30, 2021 was primarily related to the recognition of non-operating income of $60.0 million during the second quarter of 2021 in connection with the execution of an amendment to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill PLC by Caesars discussed in “Note 9 — Commitments and Contingencies.” In addition, interest expense, net, decreased by $3.8 million, or 7%, during the nine months ended September 30, 2021 due to the prepayment of a portion of our term loan borrowings, offset by a non-cash charge in the amount of $0.8 million, as discussed above.
Income Taxes
Our effective income tax rate was (0.4%) and 0.3% for the three and nine months ended September 30, 2021, respectively, and 0.2% and (0.2%) for the three and nine months ended September 30, 2020, respectively. The effective income tax rate differed from the federal tax rate of 21% primarily due to the change in valuation allowance against our deferred tax assets both for three and nine months ended September 30, 2021 and 2020.
Non-GAAP Measures
To supplement our consolidated financial statements presented in accordance with United States’ generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a measure we believe is appropriate to provide meaningful comparison with, and to enhance an overall understanding of, our past financial performance and prospects for the future. We believe Adjusted EBITDA provides useful information to both management and investors by excluding specific expenses and gains that we believe are not indicative of our core operating results. Further, Adjusted EBITDA is a measure of operating performance used by management, as well as industry analysts, to evaluate operations and operating performance, and is widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do. A reconciliation of net loss to Adjusted EBITDA is provided in the table below.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021		2020
Net income (loss)	$29,051	$(6,956)	$142,677		$(118,142)
Other non-operating income	—	—	(60,000)	—	—
Depreciation and amortization	26,474	31,551	80,342		94,637
Change in non-cash lease expense	(143)	425	517		756
Impairment of goodwill and intangible assets	—	—	—		27,872
Share-based compensation	3,089	3,520	8,762		7,522
Loss on disposal of assets	(72)	(474)	747		817
Loss on debt extinguishment and modification	759	—	759		—
Preopening and related expenses (1)	3	73	232		412
Severance expenses	193	24	193		3,367
Other, net	(1,338)	1,286	1,591		1,760
Interest expense, net	15,535	16,422	47,752		51,575
Change in fair value of derivative	—	—	—		1
Income tax (benefit) provision	(123)	(17)	366		241
Adjusted EBITDA	$73,428	$45,854	$223,938		$70,818
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Liquidity and Capital Resources
As of September 30, 2021, we had $219.3 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months. As of September 30, 2021, we had borrowing availability of $200 million under our revolving credit facility and, as discussed in “Note 5 — Long-Term Debt” and “Note 12 — Subsequent Events,” on October 12, 2021, the size of our revolving credit facility was increased to $240 million and the maturity date was extended from October 20, 2022 to April 20, 2024.
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
Cash Flows
Net cash provided by operating activities was $249.3 million and $24.6 million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily related to a full nine months of operations during the nine months ended September 30, 2021 coupled with the easing of COVID-19 mitigation measures discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19, the increase in occupancy of our hotel rooms for certain of our resort casino properties, and the timing of working capital spending.
Net cash used in investing activities was $20.5 million and $30.8 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in net cash used in investing activities for the nine months ended September 30, 2021 reflects management’s continuing focus on preservation of liquidity and deferral of material capital expenditures in light of the ongoing COVID-19 pandemic.
Net cash used in financing activities was $113.1 million for the nine months ended September 30, 2021, primarily due to the repayment of outstanding term loan borrowings with a principal amount of $97.0 million (refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements), repayment of notes payable and finance leases, and tax withholding on option exercises and the vesting of RSUs. Net cash used in financing activities for the nine months ended September 30, 2020 was $5.1 million primarily due to repayment of notes payable and finance leases.

Long-Term Debt
We repaid $50 million and $97 million of principal under our term loan borrowings during the three and nine months ended September 30, 2021, respectively, thereby eliminating the requirement to make any further quarterly installment payments and reducing the final installment payment due at maturity to $675 million.
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
Share Repurchase Program
On March 12, 2019, our Board of Directors authorized the repurchase of up to $25 million worth of shares of common stock and on August 3, 2021, our Board of Directors increased the March 12, 2019 authorization to $50 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. There were no repurchase transactions under our share repurchase program during the three and nine months ended September 30, 2021 and 2020.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2021.
Commitments and Contractual Obligations
For the three and nine months ended September 30, 2021, there were no material changes in our commitments under contractual obligations as compared to those disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Items Affecting Liquidity – Contractual Obligations in our Annual Report other than those discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2021, our variable rate long-term debt primarily comprised our indebtedness under our credit facility (defined in “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements).
Our primary interest rate under our credit facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under our credit facility was approximately 3.75% for both the three and nine months ended September 30, 2021. Assuming the outstanding balance under our credit facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.4 million over a twelve-month period.
As of September 30, 2021, our investment portfolio included $219.3 million in cash and cash equivalents and we did not hold any short-term investments.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.1
Incremental Joinder Agreement No. 3 and First Amendment to First Lien Credit Agreement, dated as of October 12, 2021, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent) (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K dated October 12, 2021, filed on October 14, 2021)

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 5, 2021	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)