Form 10-K
period 2021-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2022-03-01
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $891,439,405. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.
As of February 21, 2022, 28,842,572 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2022 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

GOLDEN ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2021

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
ITEM 1.    BUSINESS
Corporate Information
We were incorporated in Minnesota in 1998 under the name of GCI Lakes, Inc., which name was subsequently changed to Lakes Gaming, Inc. in August 1998, to Lakes Entertainment, Inc. in June 2002 and to Golden Entertainment, Inc. in July 2015. Our shares began trading publicly in January 1999. The mailing address of our headquarters is 6595 S. Jones Boulevard, Las Vegas, Nevada 89118, and our telephone number at that location is (702) 893-7777.
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in our branded taverns). Our portfolio includes ten casino properties located in Nevada and Maryland. Our distributed gaming operations involve the installation, maintenance and operation of slot machines and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, as well as the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.
Acquisitions
On January 14, 2019, we completed the acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC (the “Laughlin Entities”) from Marnell Gaming, LLC (“Marnell”) for $156.2 million in cash (after giving effect to the post-closing adjustment provisions in the purchase agreement) and the issuance by us of 911,002 shares of our common stock to certain assignees of Marnell (the “Laughlin Acquisition”). The Laughlin Acquisition added two casino resort properties in Laughlin,

Nevada to our casino portfolio: the Edgewater Hotel & Casino Resort (“Edgewater”) and the Colorado Belle Hotel & Casino Resort (“Colorado Belle”), whose operations are currently suspended due to COVID-19. The results of operations of the Laughlin Entities are included in our results subsequent to the acquisition date.
Impact of COVID-19
The disruptions arising from the COVID-19 pandemic continue to impact our business, financial condition, results of operations, and cash flows. It is unknown when the pandemic will be fully contained and how the uncertainties associated with the pandemic will continue to impact our operations and the willingness of customers to spend on travel and entertainment. Following emergency executive orders issued by the Governors of Nevada, Maryland and Montana in the week of March 16, 2020, all of our properties were temporarily closed to the public and distributed gaming operations at third-party locations were suspended. While we re-opened our casino properties and resumed our distributed gaming operations during the second and third quarters of 2020, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure, including enhanced sanitization, public gathering limitations on casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask requirements for patrons, has continued to limit our operations in 2021. While some of these restrictions were eased during 2021, our properties and distributed gaming operations may be subject to temporary, complete or partial closures in the future. Further, as a result of the impact of the pandemic, the operations of the Colorado Belle property remain suspended.
In response to the COVID-19 pandemic and the resulting disruptions on our business, we implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. Such measures remained in effect throughout 2021. To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
Operations
We conduct our business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort and Distributed Gaming.

The following table sets forth certain information regarding our operations by reportable segment as of December 31, 2021. In light of COVID-19, certain amenities at our casino properties (including restaurants, bars, and other food and beverage outlets, and certain non-food and beverage areas such as table games, spas and pools) may remain closed or operate in a limited capacity.

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	80,000	708	45	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	57,000	1,082	29	1,906
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	52,864	638	20	1,052
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—	—

Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	55,200	643	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	47,500	731	10	259
Gold Town Casino	Pahrump, NV	10,000	186	—	—
Lakeside Casino & RV Park	Pahrump, NV	10,000	154	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	19,875	326	9	69

Maryland Casino Resort
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	25,447	630	16	198

Distributed Gaming
Nevada distributed gaming	Nevada	—	7,344	–	–
Nevada taverns	Nevada	—	1,048	–	–
Montana distributed gaming	Montana	—	3,453	–	–

Totals		357,886	16,943	129	6,216
(1) The operations of the Colorado Belle remain suspended.
Nevada Casino Resorts
Our Nevada Casino Resorts segment is comprised of destination casino resort properties offering a variety of food and beverage outlets, entertainment venues and other amenities. The casino resort properties in this segment cater primarily to a regional drive-in customer base seeking a value-oriented vacation experience, with guests typically traveling from Southern California or Arizona. Our casino resort properties in Nevada have a significantly larger number of hotel rooms compared to the other casino properties in our portfolio. While hotel stays at these casino resorts are typically longer, the overall frequency of visitation from guests is lower when compared to our Nevada Locals Casinos.
The STRAT: The STRAT is our premier casino resort property, located on Las Vegas Boulevard on the north end of the Las Vegas Strip. The STRAT comprises a casino, a hotel, a retail center and the iconic SkyPod, which includes indoor and outdoor observation decks, thrill rides and the SkyJump attraction. In addition to hotel rooms, gaming and sportsbook facilities in an 80,000 square foot casino, The STRAT offers nine restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.

Laughlin casinos: We own and operate three casino resorts in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western bank of the Colorado River. Our Laughlin casinos are situated on 56 adjacent acres along the heart of the Laughlin Riverwalk and cater primarily to patrons traveling from Arizona and Southern California, and customers from Nevada seeking an alternative to the Las Vegas experience. In addition to hotel rooms, gaming and sportsbook facilities, the Aquarius has eight restaurants, the Edgewater offers five restaurants, and the Colorado Belle offered three restaurants. As noted above, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remain suspended. The Edgewater also offers dedicated entertainment venues, including the Laughlin Event Center. The Laughlin Event Center, which is situated within walking distance from the Edgewater and in close proximity to our other Laughlin properties, is an outdoor arena that can seat up to 12,000 guests and hosts various entertainment programs throughout the year, such as concerts, festivals, bull riding, rodeo, off-road racing and extreme sports events.
Nevada Locals Casinos
Our Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius. Our locals casino properties typically experience a higher frequency of customer visits compared to our casino resort properties in Nevada and Maryland, with many of our customers visiting our Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.
Arizona Charlie’s casinos: Our Arizona Charlie’s Boulder and Arizona Charlie’s Decatur casino properties primarily serve local Las Vegas gaming patrons, and provide an alternative experience to the Las Vegas Strip. Arizona Charlie’s Boulder is located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the primary east/west highway in Las Vegas. Arizona Charlie’s Decatur is located four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area, and is easily accessible from US Route 95, a major highway in Las Vegas. In addition to hotel rooms, gaming, sportsbook and bingo facilities, Arizona Charlie’s Boulder offers five restaurants and an RV park with 221 RV hook-up sites and Arizona Charlie’s Decatur offers five restaurants.
Pahrump casinos: We own and operate three casino properties in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition to gaming, sportsbook and bingo facilities at our Pahrump casino properties, Pahrump Nugget offers 69 hotel rooms, a bowling center and a 5,200 square foot banquet and event center and Lakeside Casino & RV Park offers 159 RV hook-up sites.
Maryland Casino Resort
Our Maryland Casino Resort segment is comprised of our Rocky Gap casino resort, which is geographically disparate from our Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to our Nevada Casino Resorts. Rocky Gap caters to a regional drive-in customer base traveling from mid-Atlantic areas (Maryland, Virginia, Washington DC, Pennsylvania, West Virginia) and offers a full range of amenities, including various food and beverage outlets, signature golf course, spa and pool.
Rocky Gap: Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources (the “Maryland DNR”) under a 40-year ground lease expiring in 2052 (plus a 20-year renewal option). In addition to hotel rooms and gaming, Rocky Gap offers three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort and includes an event and conference center.
Distributed Gaming
Our Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in approximately 1,100 non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana, with a limited number of slot machines in each location. We own and operate over 11,800 slot machines and amusement devices as part of our Distributed Gaming segment, with the majority of gaming devices offered at these locations being video poker machines. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. We place our slot machines and amusement devices in locations where we believe they will receive maximum customer traffic.
As part of our Distributed Gaming segment, we own and operate a limited number of branded tavern locations, where we control the food and beverage operations as well as the slot machines located within the tavern. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar. As of December 31, 2021, we owned and operated 66 branded taverns, which offered a total of over 1,000 onsite slot machines. We continue to look for opportunistic and accretive opportunities to pursue additional tavern openings and acquisitions.
In August 2017, we became licensed as a video gaming terminal operator in Illinois and in October 2018, we received a conditional license to operate in Pennsylvania, providing for potential expansion into new jurisdictions.
Nevada law limits distributed gaming operations (also known as “restricted gaming” operations) to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars, taverns and liquor stores, where gaming is incidental to the primary business being conducted at the location and games are generally limited to 15 or fewer slot machines and no other forms of gaming activity. The gaming area in these business locations is typically small, and in many instances, segregated from the primary business area, including the use of alcoves in grocery stores and drug stores and installation of slot machines into the physical bar (also known as “bar top” slot machines) in bars and taverns. Such segregation provides greater oversight and supervision of the slot machines. Under Montana law, distributed gaming operations are limited to business locations licensed to sell alcoholic beverages for on-premises consumption only, with such locations generally restricted to offering a maximum of 20 slot machines.
In Nevada, we generally enter into two types of slot placement contracts as part of our distributed gaming business: space lease agreements and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our slot machines at a business location and we are the sole holder of the applicable gaming license that allows us to operate such slot machines. Under participation agreements, the business location retains a percentage of the gaming revenue generated from our slot machines, and as a result both the business location and Golden are required to hold a state issued gaming license. In Montana, our slot and amusement device placement contracts are all participation agreements.
Sales and Marketing
We market our Nevada Casino Resorts through both local and regional advertising, with a focus on offering a more complete resort destination experience that may include rooms, entertainment, dining and attractions. We advertise through various media channels, including television, radio, outdoor, digital, social media and public relations.
Marketing for our Nevada Locals Casinos targets the local communities in which these properties operate with an emphasis on the gaming experience, casino promotions and dining. The advertising is geared towards a local audience and typically includes radio, outdoor, digital and social media with television used occasionally for promotional messaging and brand campaigns when appropriate.
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
Our Distributed Gaming customer base is comprised of the primarily local patrons that use our slot machines and amusement devices in contracted third-party locations and the primarily local patrons of our branded taverns. We seek to place our slot machines and amusement devices in strategic, high-traffic areas, including our branded taverns, and the majority of our marketing efforts are focused on maximizing profitability from a high-frequency, convenience-driven customer base.
Our sales and marketing efforts include our consolidated loyalty program, True Rewards®, designed to encourage repeat business at our properties, branded taverns and other participating distributed gaming locations, as discussed below.
True Rewards Loyalty Program
Our marketing efforts seek to capitalize on repeat visitation through the use of our True Rewards loyalty program. We offer our True Rewards loyalty program at all ten of our casino properties, as well as at all of our branded taverns and other participating distributed gaming locations. Members of our True Rewards loyalty program earn points based on gaming activity and food and beverage purchases at our casino properties, taverns and participating distributed gaming locations. Loyalty points are redeemable for complimentary slot play, promotional table game chips, food and beverages and grocery gift cards. All points earned in the loyalty program roll up into a single account balance which is redeemable at over 140 participating locations.

Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. As of December 31, 2021, we had over 637,000 active players in our marketing database, providing us with an avenue to drive customer engagement and cross-marketing opportunities across our casino and distributed gaming platform.
Intellectual Property
We pursue registration of our important trademarks and service marks in the states where we do business and with the United States Patent and Trademark Office. We have registered and/or have pending as trademarks with the United States Patent and Trademark Office, among other trademarks and service marks, “Golden Entertainment” and “Golden Gaming,” as well as various names, brands and logos relating to our casino properties, customer loyalty programs and branded taverns. In addition, we have also registered or applied to register numerous other trademarks in various jurisdictions in the United States in connection with our properties, facilities and development projects. We also hold a patent in the United States related to player tracking systems.
Competition
The casino and distributed gaming industries are highly competitive. Our casino business competes with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.
Furthermore, several states are currently considering legalizing casino gaming in designated areas, and Native American tribes may develop or expand gaming properties in markets located more closely to our customer base (particularly Native American casinos located in California and Arizona). The expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers, including legalized casino gaming in neighboring states and on Native American land, could have a significant adverse effect on our business, financial condition, results of operations and prospects.
With respect to our distributed gaming operations, we face direct competition from others involved in the distributed gaming business, as well as substantial competition for customers from other operators of casinos, hotels, taverns and other entertainment venues. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.
In addition, we face ever-increasing competition from online gaming, including mobile gaming applications for smart phones and tablet computers, state-sponsored lotteries, card clubs, sports books, fantasy sports websites and other forms of legalized gaming. Various forms of internet gaming have been approved in Nevada, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition for our operations.
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
Seasonality
We believe that our businesses are affected by seasonal factors, including holidays, weather and travel conditions. Our casino properties and distributed gaming businesses in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the winter due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons during the fall. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.
Human Capital
We are committed to recruiting, developing and retaining a superior workforce. We have a long history and deep cultural commitment to service and authenticity. As of December 31, 2021, we employed approximately 6,300 team members, which is a 6% decrease from December 31, 2020 when we had over 6,700 employees. The decrease in the number of our team members in 2021 was primarily driven by labor shortages. As of December 31, 2019, we had approximately 8,000 employees. We reduced headcount significantly during 2020 as a result of the impact of the COVID-19 pandemic on our operations, including the mandatory temporary property closures and suspension of our distributed gaming operations discussed above.
Mission and Values
In 2021, we continued to emphasize our organizational mission and values, as well as our “I CARE” guest service initiative. Our mission is to create authentic entertainment experiences where premium service is delivered at an exceptional value.
Our core mission is:
•To provide exceptional service to our guests
•To be accountable to each other
•To have integrity in all interactions
•To be urgent with purpose in our efforts
Our human capital initiatives reflect our commitment to aligning our workforce with our mission and values.

Recruitment
In 2021, we offered employment to 5,584 candidates from a total pool of 31,785 applications, or 17.6% of total applications. As compared to 2020, we hired 3,541 more team members and received 9,785 more applications than in 2020. We recruit applicants by utilizing various recruitment platforms and sources in an effort to secure a diverse pool of applicants and ensure sustainability of our talent pipeline. We offer referral and retention incentives to remain competitive in a limited labor market. We also made wage adjustments throughout Golden to remain competitive with market conditions and to improve retention in line level positions.
In 2021, we established relationships with various local non-profit organizations to connect job seekers with employment opportunities within Golden and attended numerous career fairs throughout the year. Further, we enhanced job skills training initiatives so that those with a skills gap or no prior experience could receive training enabling them to perform job duties.
Team Member Benefits
We engage with a nationally recognized compensation and benefits consulting firm to independently evaluate the effectiveness and competitiveness of our benefits program within the industry. As a diverse organization, we offer our team members several options for annual benefits enrollment, including enrollment by telephone, online or through an app, and we support multi-lingual options. Our comprehensive benefits program provides our team members with the flexibility to choose their preferred medical, dental and vision plans. In addition, we offer telemedicine, flexible spending and health savings accounts, life insurance and a retirement plan that provides an annual discretionary match. We also offer a variety of optional benefits to promote the health and security of our employees and their families, including disability insurance and expanded life insurance coverage, critical illness and accident insurance, legal, identity theft, auto and home insurance, and pet insurance. We view mental health services as a fundamental part of our benefits program and offer a comprehensive suite of related benefits, including online mental health counseling through our team member assistance program. Additionally, we offer extended benefits to employees with disabilities and chronic health conditions, including no cost Medicare and Medicaid assistance programs and prescription savings solutions for team members with chronic health conditions.
Training and Development
In 2021, we enhanced our learning management system, internally branded as “GEMS,” by adding 41 learning opportunities. New leader orientation and tavern leadership training has been facilitated through a monthly virtual classroom in the learning management system. Additionally, all safety and compliance training, except certain required hands-on certifications, has been added to the online curriculum. Certifications have been assigned to manage reoccurring safety and compliance requirements, including COVID-19 safety protocols. We also invested in equipment and resources to make online training more accessible to the team members, which resulted in the completion by team members of over 68,000 training courses in 2021.
Diversity and Gender Equity
As of December 31, 2021, the organizational makeup was 50.3% female and 49.7% male with approximately 39.0% of management roles held by women. Average rate of pay for female salaried employees falls within 10% of the overall average pay for male employees in the same category.
As of December 31, 2021, the ethnic distribution of the overall workforce was 53% Caucasian and 47% non-Caucasian (all other races). The breakdown for salaried team members was 69.8% Caucasian and 30.2% non-Caucasian (all other races) with 25.8% of management roles held by non-Caucasian team members.
Among the overall workforce, as of December 31, 2021, 67% were over the age of 40 and 33% were under the age of 40. Of those over the age of 40, 16% were over the age of 65. Individuals over the age of 40 represented 71% of the salaried workforce.
Employees and Collective Bargaining Agreements
As of December 31, 2021, approximately 1,600 of our employees were covered by various collective bargaining agreements. Other unions may seek to organize the workers of our casino properties from time to time. We believe we have good relationships with our employees, including those represented by unions.
At The STRAT, our employees are covered by three collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO, as extended, expires on March 31, 2022. Our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986

(Valet and Warehouse) expires on March 31, 2024. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on May 31, 2023.
At the Aquarius, our employees are covered by four collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO, as extended, expires on March 31, 2022. Our collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America, as extended, expired on February 28, 2022, and we are in the process of negotiating an extension of the agreement. Our collective bargaining agreement with the United Steelworkers of America, as extended, expires on March 31, 2022. Our collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artists and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expires on November 30, 2022.
At Edgewater, our collective bargaining agreement with the United Brotherhood of Carpenters and Joiner of America, Local 1780, as extended, expires on July 31, 2023.
At Rocky Gap, our collective bargaining agreement with the United Food and Commercial Workers Union, Local 27 expires on November 1, 2023.
Website and Available Information
Our website is located at www.goldenent.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed or furnished with the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and the rules and regulations promulgated thereunder. Copies of these documents are also available to our shareholders upon written request to our Chief Financial Officer at 6595 S. Jones Boulevard, Las Vegas, Nevada 89118. Information on the website does not constitute part of this Annual Report.
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
Risks Related to our Business and Operations
The COVID-19 pandemic continues to impact our operations.
The COVID-19 pandemic has had and may continue to have an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and the imposition or relaxation of protocols and other protective measures, we cannot reasonably estimate the impact of the pandemic on our future results of operations, cash flows, or financial condition, particularly over the near to medium term. Our businesses would also be impacted should the disruptions from the pandemic lead to prolonged changes in consumer behavior. For example, even once travel advisories and restrictions on our business are eased or cease to be necessary, demand for gaming and hotels may remain weak for a significant length of time and we cannot predict if and when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions resulting from the impact of the pandemic. The extent of changes in customer demand resulting from the economic downturn, widespread unemployment, reduced consumer confidence and consumer fears on the performance of our properties cannot reasonably be determined, but the impact of such factors may be significant and protracted.

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
We face substantial competition in our business segments and may lose market share.
The casino and distributed gaming industries are highly competitive. Our casino properties compete with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.
If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around our markets, we may lose market share or the ability to attract or retain employees. Furthermore, several states are currently considering legalizing casino gaming in designated areas, and Native American tribes may develop or expand gaming properties in markets located more closely to our customer base (particularly Native American casinos located in California and Arizona). The expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers, including legalized casino gaming in neighboring states and on Native American land, could have a significant adverse effect on our business, financial condition, results of operations, and prospects.
With respect to our distributed gaming operations, we face direct competition from others involved in the distributed gaming business, as well as substantial competition for customers from other operators of casinos, hotels, taverns and other entertainment venues.
In addition, we face ever-increasing competition from online gaming, including mobile gaming applications for smart phones and tablet computers, state-sponsored lotteries, card clubs, sports books, fantasy sports websites and other forms of legalized gaming. Various forms of internet gaming have been approved in Nevada, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition for our operations.
The casino, hotel and hospitality industry is capital intensive and we may not be able to finance development, expansion and renovation projects, which could put us at a competitive disadvantage.
Our casino and tavern properties have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades and, from time to time, replacement of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could materially adversely affect our results of operations.
Renovations and other capital improvements of casino properties in particular require significant capital expenditures. For example, between May 2018 and December 31, 2021 we invested approximately $109 million in strategic renovations of The STRAT. Any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain our casino and tavern properties from time to time may put us at a competitive disadvantage to casinos or taverns offering more modern and better maintained facilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
A number of employees at our casino properties are covered by collective bargaining agreements, which have staggered expirations over the next several years, including several that are scheduled to expire during the first quarter of 2022. We cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. The inability to negotiate and enter into new collective bargaining agreements on favorable terms could result in an increase in our operating expenses or covered employees could strike or engage in other collective behaviors. Any renegotiation of these and other labor agreements could significantly increase our costs for wages, healthcare, pension plans and other benefits, and could have a material adverse effect on the business of our casino properties and our financial condition, results of operations and prospects.
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
Our success depends, in part, on the secure and uninterrupted performance of our information technology and other systems and infrastructure, including systems to maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions and mailing lists. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks and similar events. An increasing number of companies like us have experienced breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break-ins or theft, data privacy or security breaches, third-party security breaches, employee error or malfeasance and similar events. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. For example, in January 2021, we were affected by a ransomware cyber-attack that temporarily disrupted our access to certain information located on our network. Although we incurred some expenses with respect thereto, our financial information and business operations were not materially affected. We implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future cyber incidents. Nonetheless, if unauthorized parties gain access to our information technology and other systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we may incur expenses to retrieve such data, could be held liable to our customers or other parties, or could be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could materially adversely affect our operations.
Our revenues may be negatively impacted by volatility in our hold percentage, and we also face the risk of fraud or cheating.
Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slot machines, table games, and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by the level of a customer’s skill in a given game, errors made by our employees, the number of games played, faults within the computer programs that operate our slot machines and the random nature of slot payouts. If our games perform below their expected range of outcomes, our cash flow, financial condition and results of operations may suffer.
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
We currently operate casino properties solely in Nevada and in Flintstone, Maryland, and conduct our distributed gaming (including gaming in our branded taverns) business solely in Nevada and Montana. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:
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
Our Nevada Locals Casinos and distributed gaming operations largely depend on the locals market for customers. Competition for local customers in Las Vegas in particular is intense. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business. In addition, the number of visitors to our Nevada casino properties may be adversely affected by increased transportation costs, the number and frequency of flights into or out of Las Vegas, and capacity constraints of the interstate highways that connect our casino properties with the metropolitan areas in which our customers reside.
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
We may experience seasonal fluctuations that could significantly impact our quarterly operating results. Our casino properties and distributed gaming businesses in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the winter due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons during the fall. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.
The success of our distributed gaming operations is dependent on our ability to renew our agreements.
We conduct the majority of our distributed gaming business under space lease and participation agreements with third parties. Agreements with chain store and other third-party customers are renewable at the option of the owner of the applicable chain store or a third party. As our distributed gaming agreements expire, we are required to compete for renewals. If we are unable to renew a material portion of our space lease and participation agreements, this could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that our existing agreements will be renewed on reasonable or comparable terms, or at all.
We may be subject to litigation which, even if without merit, can be expensive to defend and could expose us to significant liabilities, damage our reputation and result in substantial losses.
From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Refer to “Note 12 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information. Certain litigation claims may not be covered entirely or at all by our insurance policies, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention.
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
We have a significant amount of indebtedness. As of December 31, 2021, our senior indebtedness, excluding unamortized debt issuance costs, was approximately $1 billion, which was comprised of $650 million in principal amount of outstanding term loan borrowings under our senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) and $375 million of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”). Our level of debt could, among other things:
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
Our ability to service all of our indebtedness will depend on our future operating performance and ability to generate cash flow in the future, both of which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness, which may result in substantial liquidity problems that force us to take measures such as reducing or delaying investment and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. There can be no assurance that we are able to take any such measures, if necessary, on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may incur additional indebtedness, which could further increase the risks associated with our leverage.
We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. Our Credit Facility includes a $240 million revolving credit facility (the “Revolving Credit Facility”), which was undrawn at December 31, 2021. In addition, our Credit Facility and the indenture governing the 2026 Unsecured Notes (the “Indenture”) permit us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.
Covenants in our debt instruments restrict our business and could limit our ability to implement our business plan.
Our Credit Facility and Indenture contain, and any future debt instruments likely will contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. Our Credit Facility and Indenture include covenants restricting, among other things, our ability to incur indebtedness, issue redeemable or preferred stock, grant liens, sell assets (including capital stock of subsidiaries), pay dividends, redeem or repurchase capital stock, enter into affiliate transactions and merge or consolidate with another person.
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
The borrowings under our Credit Facility are subject to variable rates of interest and expose us to interest rate risk. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Each quarter point change in interest rates would result in a $1.6 million change in annual interest expense on our indebtedness under our Credit Facility. We are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Risks Related to Share Ownership and Shareholder Matters
Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.
As of December 31, 2021, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 26% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.
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
The market price of our common stock has been, and is likely to continue to be, volatile. During 2021, the market price of our common stock has ranged from $16.51 to $54.86. The market price of our common stock may be significantly affected by many factors, including:
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
We may from time to time file universal shelf registration statements for the future sale of common stock, preferred stock, debt securities and other securities, pursuant to which we may offer securities for sale from time to time. We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, we issued approximately 0.9 million shares of our common stock in connection with the Laughlin Acquisitions in January 2019, and approximately 4.0 million shares of our common stock in connection with our acquisition of American Casino and Entertainment Properties LLC in 2017. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and other equity awards pursuant to our employee benefit plans. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing shareholders.
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

The following table provides further information on our properties and identifies the properties subject to leases of the underlying real estate assets as of December 31, 2021:

Name and Location	Approximate Acres	Notes
Nevada Casino Resorts
The STRAT (Las Vegas, NV)	34	Approximately 17 acres are undeveloped and reserved for future development, approximately 7 acres of which have been leased to a third party for development.
Aquarius (Laughlin, NV)	18	Approximately 1.6 acres are undeveloped and reserved for future development.
Edgewater (Laughlin, NV)	16	In addition, we lease approximately 20 acres of land for the Laughlin Event Center for our Laughlin casino properties. The lease is with an unrelated party and expires in 2027.
Colorado Belle (Laughlin, NV)	22	Due to the impact of the COVID-19 pandemic, we suspended operations of this casino resort.

Nevada Locals Casinos
Arizona Charlie’s Boulder (Las Vegas, NV)	24
Arizona Charlie’s Decatur (Las Vegas, NV)	17	We lease office, storage and laundry space for our Arizona Charlie’s Decatur in an adjacent shopping center. The lease is with an unrelated party and expires in 2097.
Gold Town Casino (Pahrump, NV)	9	The casino property is located on four leased parcels of land. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor), and we sublease approximately two of the acres to an unrelated third party.
Lakeside Casino & RV Park (Pahrump, NV)	35
Pahrump Nugget (Pahrump, NV)	40	Approximately 20 acres are undeveloped and reserved for future development.

Maryland Casino Resort
Rocky Gap (Flintstone, MD)	270	Approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated is leased from the Maryland DNR pursuant to a 40-year ground lease. The lease expires in 2052, with an option to renew for an additional 20 years.

Distributed Gaming
Taverns (Las Vegas, NV and Reno, NV)	—	All tavern locations are leased with lease terms ranging from 5 to 20 years, with various renewal options from 5 to 25 years.

Corporate and Other
Company headquarters (Las Vegas, NV)	—
Office and warehouse space (NV)	—
Office and warehouse space (MT)	—

ITEM 3.    LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 12 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Market under the ticker symbol “GDEN.” As of February 21, 2022, there were 266 shareholders of record of our common stock.
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
Share Repurchase Program
Our Board of Directors has authorized us to repurchase up to $50 million worth of shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Refer to “Note 7 — Equity Transactions and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for information regarding current year activity under our share repurchase program.
Stock Performance Graph
The following performance graph compares the cumulative five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with Nasdaq Composite Index and the Dow Jones US Gambling index, during the five years ended December 31, 2021. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Returns - Year Ending December 31,
	2016	2017	2018	2019	2020	2021
Golden Entertainment, Inc.	$100.00	$269.61	$132.29	$158.71	$164.24	$417.26
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
Dow Jones US Gambling	100.00	134.81	91.67	131.40	116.35	101.41
The performance graph and the related chart and text should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended except to the extent we specifically incorporate the performance graph by reference herein.
ITEM 6.    [RESERVED]
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
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in our branded taverns). We conduct our business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort and Distributed Gaming.
Our Nevada Casino Resorts segment is comprised of destination casino resort properties offering a variety of food and beverage outlets, entertainment venues and other amenities. Our Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius, and typically have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play. Our Maryland Casino Resort segment is comprised of our Rocky Gap casino resort. Our Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in approximately 1,100 non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana, with a limited number of slot machines in each location, as well as the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.

Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report for the year ended December 31, 2021.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues
Gaming	$766,307	$476,753	$578,803
Food and beverage	167,815	112,081	202,933
Rooms	109,802	71,411	132,193
Other	52,619	33,910	59,481
Total revenues	1,096,543	694,155	973,410
Expenses
Gaming	416,197	275,041	334,941
Food and beverage	118,541	92,202	159,728
Rooms	48,632	39,935	62,510
Other operating	16,968	11,789	21,333
Selling, general and administrative	221,967	183,122	229,336
Depreciation and amortization	106,692	124,430	116,592
Loss on disposal of assets	1,260	803	919
Preopening expenses	246	308	1,934
Impairment of goodwill and intangible assets	—	33,964	—
Total expenses	930,503	761,594	927,293
Operating income (loss)	166,040	(67,439)	46,117
Non-operating expense
Other non-operating income	60,000	—	—
Interest expense, net	(62,853)	(69,110)	(74,220)
Loss on debt extinguishment and modification	(975)	—	(9,150)
Change in fair value of derivative	—	(1)	(4,168)
Total non-operating expense, net	(3,828)	(69,111)	(87,538)
Income (loss) before income tax (provision) benefit	162,212	(136,550)	(41,421)
Income tax (provision) benefit	(436)	(61)	1,876
Net income (loss)	$161,776	$(136,611)	$(39,545)
Revenues
The $402.4 million, or 58%, increase in revenues for the year ended December 31, 2021 compared to the prior year resulted from increases of $289.6 million, $55.7 million, $38.4 million and $18.7 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues for the year ended December 31, 2021 was primarily due to a full year of operations, an increase in occupancy of our hotel rooms for certain of our casino properties and the easing of the COVID-19 mitigation measures, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020. Our Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively (although our tavern locations became subject to subsequent closure orders in the third quarter of 2020), and our casino properties in Nevada and Maryland reopened on June 4, 2020 and June 19, 2020, respectively.
The $279.3 million, or 29%, decrease in revenues for the year ended December 31, 2020 compared to 2019 resulted from decreases of $102.1 million, $90.9 million, $60.8 million and $25.5 million in gaming, food and beverage, room, and other revenues, respectively, primarily due to mandated temporary property closures and suspension of our Distributed Gaming operations, and the limitations placed on our operations following re-opening arising from our implementation of protocols and public health orders intended to protect our team members, gaming patrons and guests from potential COVID-19 exposure.
Operating Expenses
The $181.4 million, or 43%, increase in operating expenses for the year ended December 31, 2021 compared to the prior year resulted from increases of $141.2 million, $26.3 million, $8.7 million and $5.2 million in gaming, food and beverage, room, and other expenses, respectively. The increase in operating expenses for the year ended December 31, 2021 was primarily driven by an increase in occupancy due to a full year of operations coupled with the easing of COVID-19 mitigation measures. In the prior year, our operations were subject to mandatory property closure requirements commencing in March 2020, as discussed above.
The $159.5 million, or 28%, decrease in operating expenses for the year ended December 31, 2020 compared to 2019 resulted from decreases of $59.9 million, $67.5 million, $22.6 million and $9.5 million in gaming, food and beverage, room, and other expenses, respectively. These operating expense decreases primarily reflect the impact of mandated temporary property closures and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic and the various mitigating actions we took to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures.
Selling, General and Administrative Expenses
The $38.8 million, or 21%, increase in selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2021 compared to the prior year was primarily due to a full year of operations. In the prior year, our operations were subject to mandatory property closure requirements commencing in March 2020, as discussed above, which resulted in a lower payroll and other expenses. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
The $46.2 million, or 20%, decrease in SG&A for the year ended December 31, 2020 compared to 2019 was primarily due to the impact of mandated temporary property closures and suspension of our Distributed Gaming operations as a result of the COVID-19 pandemic, which resulted in a decrease in payroll, rent and other expenses.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $17.7 million, or 14%, for the year ended December 31, 2021 compared to the prior year was primarily related to long-lived assets acquired in connection with the American Casino and Entertainment Properties LLC acquisition being fully depreciated and amortized. During the year ended December 31, 2021, we did not acquire any amortizable intangible assets and our property and equipment additions were not significant.
The increase in depreciation and amortization expenses of $7.8 million, or 7%, for the year ended December 31, 2020 compared to 2019 was primarily due to the depreciation of the assets related to the remodel of The STRAT and the amortization of intangible assets related to the Laughlin Acquisition.
Loss on Disposal of Assets
Loss on disposal of assets in the amount of $1.3 million for the year ended December 31, 2021 was primarily related to disposals of property and equipment by our Distributed Gaming segment and sales of used equipment by our Maryland Casino Resort.
Loss on disposal of assets in the amount of $0.8 million for the year ended December 31, 2020 was primarily driven by disposals of property and equipment by our Nevada Casino Resorts segment.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations. Preopening expenses for the years ended December 31, 2021 and 2020 were primarily related to our planned expansion into new markets for our Distributed Gaming segment. For the year ended December 31, 2019, preopening expenses were primarily related to costs incurred in the opening of new taverns in the Las Vegas Valley.
Non-Operating Expense, Net
Non-operating expense, net decreased by $65.3 million, or 94%, for the year ended December 31, 2021 compared to the prior year primarily due to the recognition of non-operating income of $60.0 million in connection with the execution of an amendment to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill PLC by Caesars Entertainment, Inc. discussed in “Note 12 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report. In addition, interest expense, net, decreased by $6.3 million, or 9%, for the year ended December 31, 2021 due to the $122.0 million prepayment of our term loan borrowings, offset by a non-cash charge in the amount of $1.0 million discussed in “Note 6 — Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
Non-operating expense, net decreased by $18.4 million, or 21%, for the year ended December 31, 2020 compared to 2019 primarily due to a $9.2 million decrease in loss on extinguishment and modification of debt, $5.1 million decrease in interest expense and $4.1 million decrease in loss related to change in fair value of derivative.
Income Taxes
Income tax provision for the years ended December 31, 2021 and 2020 in the amounts of $0.4 million and $0.1 million, respectively, and income tax benefit in the amount of $1.9 million for the year ended December 31, 2019 resulted primarily from the change in valuation allowance. The effective tax rates were 0.27%, (0.04)% and 4.50% for the years ended December 31, 2021, 2020 and 2019, respectively, which differed from the federal tax rate of 21% due primarily to the change in valuation allowance.
We evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets as of December 31, 2021. We considered the expected future taxable income (and losses) and deductions from existing deferred tax assets and liabilities, net operating loss carryforwards, tax credit carryforwards, and other factors in reaching the conclusion that the deferred tax assets are not currently expected to be realized, and that therefore, the valuation allowance against the deferred tax assets required adjustment.
We recognize penalties and interest related to uncertain tax benefits in the provision for income taxes.
Revenues and Adjusted EBITDA by Reportable Segment
To supplement our consolidated financial statements presented in accordance with United States generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA because it is the primary metric used by our chief operating decision makers and investors in measuring both our past and future expectations of performance. Adjusted EBITDA provides useful information to the users of our financial statements by excluding specific expenses and gains that we believe are not indicative of our core operating results. Furthermore, our annual performance plan used to determine compensation for our executive officers and employees is tied to the Adjusted EBITDA metric. It is also a measure of operating performance widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do.
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, acquisition and severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in non-cash lease expense, change in fair value of derivative, and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues
Nevada Casino Resorts	$389,712	$250,643	$409,545
Nevada Locals Casinos	159,855	113,031	135,686
Maryland Casino Resort	78,155	51,636	70,170
Distributed Gaming	467,584	278,256	357,239
Corporate and other	1,237	589	770
Total Revenues	$1,096,543	$694,155	$973,410

Adjusted EBITDA
Nevada Casino Resorts	$149,077	$57,462	$115,198
Nevada Locals Casinos	80,005	45,610	43,264
Maryland Casino Resort	26,697	15,094	20,372
Distributed Gaming	87,276	26,952	50,687
Corporate and other	(51,337)	(34,861)	(45,838)
Total Adjusted EBITDA	$291,718	$110,257	$183,683

Net income (loss)	$161,776	$(136,611)	$(39,545)
Adjustments
Other non-operating income	(60,000)	—	—
Depreciation and amortization	106,692	124,430	116,592
Change in non-cash lease expense	762	1,344	(711)
Share-based compensation	14,401	9,637	10,124
Loss on disposal of assets	1,260	803	1,309
Loss on debt extinguishment and modification	975	—	9,150
Preopening and related expenses (1)	246	533	4,548
Acquisition and severance expenses	228	3,710	3,488
Impairment of goodwill and intangible assets	—	33,964	—
Other, net	2,089	3,275	2,216
Interest expense, net	62,853	69,110	74,220
Change in fair value of derivative	—	1	4,168
Income tax provision (benefit)	436	61	(1,876)
Adjusted EBITDA	$291,718	$110,257	$183,683
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Nevada Casino Resorts
Revenues and Adjusted EBITDA increased by $139.1 million, or 55%, and $91.6 million, or 159%, respectively, for the year ended December 31, 2021 compared to the prior year primarily due to a full year of operations, an increase in occupancy of our hotel rooms and the easing of the COVID-19 mitigation measures, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020 which lasted until June 4, 2020.
The $158.9 million, or 39%, decrease in revenues and $57.7 million, or 50%, decrease in Adjusted EBITDA for the year ended December 31, 2020 compared to 2019 resulted primarily from mandated temporary property closures and the limitations placed on our operations following re-opening arising from our implementation of protocols and public health orders intended to protect our team members, gaming patrons and guests from potential COVID-19 exposure.

Nevada Locals Casinos
Revenues and Adjusted EBITDA increased by $46.8 million, or 41%, and $34.4 million, or 75%, respectively, for the year ended December 31, 2021 compared to the prior year primarily due to a full year of operations, an increase in demand for gaming and a related increase in occupancy of our hotel rooms, and the easing of the COVID-19 mitigation measures, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020 which lasted until June 4, 2020.
The $22.7 million, or 17%, decrease in revenues for the year ended December 31, 2020 compared to 2019 resulted primarily from mandated temporary property closures and the limitations on our operations following re-opening arising from our implementation of protocols and public health orders intended to protect our team members, gaming patrons and guests from potential COVID-19 exposure. Adjusted EBITDA for the year ended December 31, 2020 increased by $2.3 million, or 5%, primarily due to cost saving measures implemented in 2020 in response to the COVID-19 pandemic.
Maryland Casino Resort
Revenues and Adjusted EBITDA increased by $26.5 million, or 51%, and $11.6 million, or 77%, respectively, for the year ended December 31, 2021 compared to the prior year primarily due to a full year of operations, an increase in demand for gaming and a related increase in occupancy of our hotel rooms, and the easing of the COVID-19 mitigation measures, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020 which lasted until June 19, 2020.
The $18.5 million, or 26%, decrease in revenues and $5.3 million, or 26%, decrease in Adjusted EBITDA for the year ended December 31, 2020 compared to 2019 resulted primarily from mandated temporary property closures and the limitations on our operations following re-opening arising from our implementation of protocols and public health orders intended to protect our team members, gaming patrons and guests from potential COVID-19 exposure.
Distributed Gaming
Revenues and Adjusted EBITDA increased by $189.3 million, or 68%, and $60.3 million, or 224%, respectively, for the year ended December 31, 2021 compared to the prior year primarily due to a full year of operations and the easing of the COVID-19 mitigation measures, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020. Our Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively (although our tavern locations became subject to subsequent closure orders in the third quarter of 2020).
The $79.0 million, or 22%, decrease in revenues and $23.7 million, or 47%, decrease in Adjusted EBITDA for the year ended December 31, 2020 compared to 2019 resulted primarily from mandated temporary property closures and the limitations on our operations following re-opening arising from our implementation of protocols and public health orders intended to protect our team members, gaming patrons and guests from potential COVID-19 exposure.
Adjusted EBITDA Margin
For the year ended December 31, 2021, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 38%, 50%, 34% and 19% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino and Distributed Gaming, respectively, as compared to Adjusted EBITDA margins of 23%, 40%, 29% and 10%, and Adjusted EBITDA margins of 28%, 32%, 29% and 14% for the years ended December 31, 2020 and 2019, respectively. Our Adjusted EBITDA margins for the years ended December 31, 2021 and 2020 were significantly impacted by the COVID-19 pandemic. In the event our Adjusted EBITDA margins demonstrate new trends and developments in future periods, we may be required to identify additional reportable segments in future filings. In addition, the lower Adjusted EBITDA margins in our Distributed Gaming segment reflect the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses.
Refer to “Overview — Operations” in Part I, Item 1: Business and “Note 14 — Segment Information” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional discussion on our segments.
Liquidity and Capital Resources
As of December 31, 2021, we had $220.5 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated by our operations to be adversely affected.
To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public and/or private credit and capital markets.
Cash Flows
Net cash provided by operating activities was $295.8 million, $36.7 million and $113.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The $259.1 million, or 706%, increase in operating cash flows in 2021 compared to 2020 primarily related to a full year of operations in 2021, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020 as discussed under “Overview — Impact of COVID-19” in Part I, Item 1: Business and the timing of working capital spending. In addition, net cash provided by operating activities reflects a $60 million payment received in the third quarter of 2021 from Caesars Entertainment, Inc. pursuant to our agreement with William Hill discussed in “Note 12 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report. The $77.2 million, or 68%, decrease in operating cash flows for the year ended December 31, 2020 as compared to 2019 was attributable primarily to the impact of the COVID-19 pandemic discussed above.
Net cash used in investing activities was $28.9 million, $35.9 million and $256.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The $7.0 million, or 20%, decrease in net cash used in investing activities in 2021 over 2020 reflects management’s continued focus on preservation of liquidity and deferral of material capital expenditures in light of the ongoing COVID-19 pandemic. The $220.2 million, or 86%, decrease in net cash used in investing activities for the year ended December 31, 2020 as compared to 2019 was attributable to the closing of the Laughlin Acquisition and related capital expenditures made in 2019, and the deferral of material capital expenditures in light of the COVID-19 pandemic in 2020.
Net cash used in financing activities was $149.9 million and $9.0 million for the years ended December 31, 2021 and 2020, respectively, and net cash provided by financing activities was $137.8 million for the year ended December 31, 2019. The $140.9 million, or 1,566%, increase in net cash used in financing activities in 2021 over 2020 primarily related to the repayment of outstanding term loan borrowings with a principal amount of $122.0 million (refer to “Note 6 — Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report), $10.6 million in open market repurchases of our common stock pursuant to the share repurchase program, repayments of notes payable and finance leases, and tax withholding on option exercises and the vesting of RSUs. We also paid $0.7 million for debt modification costs and fees in connection with the increase of the size and extension of the maturity date for our Revolving Credit Facility discussed in “Note 6 — Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report. The $146.8 million, or 107%, change in cash flows from financing activities for the year ended December 31, 2020 as compared to 2019 primarily related to cash spent on repayments of notes payable and finance leases, and a repurchase of shares of common stock under our share repurchase program in 2020. Net cash provided by financing activities for the year ended December 31, 2019 primarily related to $375.0 million of proceeds from the issuance of the 2026 Unsecured Notes offset by $220.0 million of repayments under our Credit Facility.
Long-Term Debt
For information regarding our Credit Facility and Indenture refer to “Note 6 — Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
Share Repurchase Program
On March 12, 2019, the Board of Directors authorized the repurchase of up to $25.0 million worth of shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and on August 3, 2021, our Board of Directors increased the March 12, 2019 authorization to $50.0 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.
On December 22, 2020, we repurchased 50,000 shares of our common stock from Lyle A. Berman, a former independent non-employee member of our Board of Directors, pursuant to our share repurchase program at a price of $19.00 per share, resulting in a charge to accumulated deficit for $1.0 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed.
In December 2021, we repurchased 226,485 shares of our common stock pursuant to the share repurchase program in open market transactions at an average price of $46.87 per share, resulting in a charge to accumulated deficit of $10.6 million. As of December 31, 2021, we had $39.4 million of remaining share repurchase availability under our August 3, 2021 authorization.
Other Items Affecting Liquidity
The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.
Commitments, Capital Spending and Development
We perform on-going refurbishment and maintenance at our facilities, of which certain maintenance costs are capitalized if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We intend to fund such capital expenditures through our operating cash flows and Revolving Credit Facility.
Refer to “Note 12 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding commitments and contingencies that may also affect our liquidity.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
(In thousands)
Term Loan	$—	$—	$650,000	$—	$—	$—	$650,000
2026 Unsecured Notes	—	—	—	—	375,000	—	375,000
Notes payable	512	90	—	—	—	—	602
Interest on long-term debt (1)	52,977	52,971	46,875	28,594	9,531	—	190,948
Operating leases (2)	49,570	43,477	41,081	24,594	15,948	75,650	250,320
Finance lease obligations (3)	629	632	338	306	200	3,410	5,515
Purchase obligations (4)	1,332	922	500	500	500	4,234	7,988
	$105,020	$98,092	$738,794	$53,994	$401,179	$83,294	$1,480,373
(1)Represents estimated interest payments on our outstanding term loan borrowings under our Credit Facility based on interest rates as of December 31, 2021 until maturity, as well as interest on our 2026 Unsecured Notes and notes payable.
(2)Includes total operating lease interest obligations of $55.1 million.
(3)Includes total finance lease interest obligations of $2.5 million.
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
Valuation of Goodwill and Indefinite-Lived Intangible Assets
As of December 31, 2021, the value of our goodwill and indefinite-lived intangible assets was $158.4 million and $46.8 million, respectively. As discussed in “Note 4 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, we concluded that there was no impairment of our goodwill and intangible assets as of December 31, 2021. For the year ended December 31, 2020, we recorded impairment charges to our goodwill and indefinite-lived intangible assets of $27.1 million and $6.9 million, respectively.
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
Valuation of Long-Lived Assets at Colorado Belle
As of December 31, 2021, the balance of long-lived assets at Colorado Belle was $32.5 million. As discussed elsewhere in this Annual Report, as a result of the impact of the COVID-19 pandemic, the operations of the Colorado Belle remain suspended. Since we review the carrying amounts of our long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, suspension of this casino resort property’s operations qualified as an indicator that impairment may exist related to our long-lived assets at Colorado Belle. As discussed in “Note 3 — Property and Equipment” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, the results of interim and annual assessments conducted during the year did not indicate an impairment of the long-lived assets at Colorado Belle as of and for the years ended December 31, 2021 and 2020.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2021, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility.
As of December 31, 2021, we had $650 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.75% for the year ended December 31, 2021. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.3 million over a twelve-month period.
As of December 31, 2021, our investment portfolio included $220.5 million in cash and cash equivalents and we did not hold any short-term investments.
We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, which was set to begin transitioning out at the end of 2021. While some LIBOR rates will now be extended through June 2023, or 18 months beyond the original 2021 deadline, lenders are not allowed to issue new loans and other financial instruments that are linked to LIBOR beyond 2021. Although we are not able to predict what will become a widely accepted benchmark in place of LIBOR, or the exact impact such a transition may have, our current expectation is that this transition will not have a material impact on our business, financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of long-lived assets at Colorado Belle
Description of the Matter
At December 31, 2021, the Company’s long-lived assets at Colorado Belle totaled $33.7 million. As discussed in Note 3, the Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As a result of the impact of the COVID-19 pandemic discussed in Note 1, the operations of the Colorado Belle remained suspended as of December 31, 2021. Management identified an indicator of impairment related to the Colorado Belle reporting unit and performed an impairment test. No indicators of impairment for any other long-lived asset groups were identified.

Auditing the Company’s Colorado Belle long-lived assets impairment assessment was challenging due to the highly judgmental nature of certain assumptions used in the estimate of future cash flows including, among others, the reopening date of the property, future market conditions, including industry and economic trends, consumer preferences and changes to the Company’s operations specific to the Colorado Belle which impacted the Company’s estimated revenue growth rates, EBITDA Margin and forecasted capital expenditures. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s impairment assessment of its long-lived assets. For example, we tested controls over the completeness and accuracy of the data and assumptions used in management’s impairment assessment.

Our testing of the Company’s impairment assessment for Colorado Belle’s long-lived assets, included, among other procedures, assessing the prospective financial information utilized in the valuation, considering factors such as future market conditions, industry and economic trends, consumer preferences and changes to the Company’s operations specific to the Colorado Belle. We also evaluated other assumptions used in preparing estimated future cash flows including the reopening date of the property, revenue growth rates, EBITDA Margin and forecasted capital expenditures. We inquired of management as to their future operating plans for the Colorado Belle, comparing the results of our inquiries with the assumptions used in preparing their estimated future cash flows, as well as historical Company results, changes to the Company’s business model, customer base or revenue mix and other relevant factors. We evaluated the Company’s internal and external communications as well as third party industry and analyst reports to identify any corroboratory or contrary evidence. We assessed the historical accuracy of management’s estimates and evaluated management’s sensitivity analyses of the subjective assumptions to evaluate the changes in the analysis that would result from changes in these assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Las Vegas, Nevada
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Golden Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golden Entertainment, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2), and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 1, 2022

GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$220,540	$103,558
Accounts receivable, net of allowance for credit losses of $481 and $1,034 at December 31, 2021 and 2020, respectively	18,720	13,708
Prepaid expenses	15,108	14,920
Inventories	6,637	5,639
Other	2,933	2,906
Total current assets	263,938	140,731
Property and equipment, net	904,220	975,750
Operating lease right-of-use assets, net	179,251	180,553
Goodwill	158,396	158,396
Intangible assets, net	98,058	106,109
Other assets	11,701	9,410
Total assets	$1,615,564	$1,570,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$1,057	$11,142
Current portion of operating leases	40,151	35,725
Accounts payable	19,102	20,179
Accrued payroll and related	31,309	21,362
Accrued liabilities	35,347	30,305
Total current liabilities	126,966	118,713
Long-term debt, net and non-current finance leases	1,010,469	1,126,970
Non-current operating leases	155,098	160,248
Deferred income taxes	1,861	1,520
Other long-term obligations	1,629	2,236
Total liabilities	1,296,023	1,409,687
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,830 and 28,159 common shares issued and outstanding at December 31, 2021 and 2020, respectively	288	282
Additional paid-in capital	477,829	470,719
Accumulated deficit	(158,576)	(309,739)
Total shareholders’ equity	319,541	161,262
Total liabilities and shareholders’ equity	$1,615,564	$1,570,949
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Gaming	$766,307	$476,753	$578,803
Food and beverage	167,815	112,081	202,933
Rooms	109,802	71,411	132,193
Other	52,619	33,910	59,481
Total revenues	1,096,543	694,155	973,410
Expenses
Gaming	416,197	275,041	334,941
Food and beverage	118,541	92,202	159,728
Rooms	48,632	39,935	62,510
Other operating	16,968	11,789	21,333
Selling, general and administrative	221,967	183,122	229,336
Depreciation and amortization	106,692	124,430	116,592
Loss on disposal of assets	1,260	803	919
Preopening expenses	246	308	1,934
Impairment of goodwill and intangible assets	—	33,964	—
Total expenses	930,503	761,594	927,293
Operating income (loss)	166,040	(67,439)	46,117
Non-operating expense
Other non-operating income	60,000	—	—
Interest expense, net	(62,853)	(69,110)	(74,220)
Loss on debt extinguishment and modification	(975)	—	(9,150)
Change in fair value of derivative	—	(1)	(4,168)
Total non-operating expense, net	(3,828)	(69,111)	(87,538)
Income (loss) before income tax (provision) benefit	162,212	(136,550)	(41,421)
Income tax (provision) benefit	(436)	(61)	1,876
Net income (loss)	$161,776	$(136,611)	$(39,545)

Weighted-average common shares outstanding
Basic	28,709	28,080	27,746
Diluted	32,123	28,080	27,746
Net income (loss) per share
Basic	$5.64	$(4.87)	$(1.43)
Diluted	$5.04	$(4.87)	$(1.43)
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	26,779	$268	$435,245	$(120,361)	$315,152
Cumulative effect, change in accounting for leases, net of tax	—	—	—	(12,272)	(12,272)
Issuance of stock on options exercised and restricted stock units vested	189	2	55	—	57
Share-based compensation	—	—	10,045	—	10,045
Tax benefit from share-based compensation	—	—	(301)	—	(301)
Issuance of common stock, net of offering costs	911	9	16,599	—	16,608
Net loss	—	—	—	(39,545)	(39,545)
Balance, December 31, 2019	27,879	$279	$461,643	$(172,178)	$289,744
Issuance of stock on options exercised and restricted stock units vested	330	3	—	—	3
Repurchases of common stock	(50)	—	—	(950)	(950)
Share-based compensation	—	—	9,525	—	9,525
Tax benefit from share-based compensation	—	—	(449)	—	(449)
Net loss	—	—	—	(136,611)	(136,611)
Balance, December 31, 2020	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	898	9	98	—	107
Repurchases of common stock	(227)	(3)	—	(10,613)	(10,616)
Share-based compensation	—	—	13,844	—	13,844
Tax benefit from share-based compensation	—	—	(6,832)	—	(6,832)
Net income	—	—	—	161,776	161,776
Balance, December 31, 2021	28,830	$288	$477,829	$(158,576)	$319,541
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$161,776	$(136,611)	$(39,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,692	124,430	116,592
Change in non-cash lease expense	762	1,344	(711)
Share-based compensation	13,844	9,525	10,045
Amortization of debt issuance costs and discounts on debt	4,343	4,519	4,532
Loss on disposal of assets	1,260	803	919
Provision for credit losses	631	940	598
Deferred income taxes	341	432	(1,505)
Loss on debt extinguishment and modification	975	—	9,150
Impairment of goodwill and intangible assets	—	33,964	—
Change in fair value of derivative	—	1	4,168
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,643)	1,599	(2,450)
Prepaid expenses, inventories and other current assets	(1,213)	8,999	(1,037)
Other assets	(1,595)	174	976
Accounts payable and other accrued expenses	14,393	(13,740)	11,753
Other liabilities	(791)	356	420
Net cash provided by operating activities	295,775	36,735	113,905
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(29,259)	(36,502)	(107,267)
Acquisition of businesses, net of cash acquired	—	—	(148,953)
Proceeds from disposal of property and equipment	374	648	247
Other investing activities	—	—	(77)
Net cash used in investing activities	(28,885)	(35,854)	(256,050)
Cash flows from financing activities
Repayments of revolving credit facility	—	(200,000)	(145,000)
Borrowings under revolving credit facility	—	200,000	145,000
Repayments of term loan	(122,000)	—	(220,000)
Proceeds from issuance of senior notes	—	—	375,000
Repayments of notes payable	(3,737)	(5,017)	(3,070)
Principal payments under finance leases	(6,179)	(2,588)	(2,485)
Payments for debt issuance costs	—	—	(6,686)
Payment for debt extinguishment and modification costs	(651)	—	(4,763)
Tax withholding on share-based payments	(6,832)	(449)	(301)
Proceeds from issuance of common stock, net of costs	6	3	57
Proceeds from exercise of stock options	98	—	—
Repurchases of common stock	(10,613)	(950)	—
Net cash (used in) provided by financing activities	(149,908)	(9,001)	137,752
Cash and cash equivalents
Change in cash and cash equivalents	116,982	(8,120)	(4,393)
Balance, beginning of period	103,558	111,678	116,071
Balance, end of period	$220,540	$103,558	$111,678

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows – (Continued)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow disclosures
Cash paid for interest	$57,619	$64,422	$63,735
Cash received for income taxes, net	—	(1,483)	(193)
Non-cash investing and financing activities
Payables incurred for capital expenditures	$1,933	$3,585	$15,075
Assets acquired under finance lease obligations	—	559	7,559
Loss on debt extinguishment and modification	975	—	4,388
Impairment of right-of-use asset	—	—	12,272
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	41,259	11,153	97,790
Common stock issued in connection with acquisitions	—	—	16,608
(1) For 2019, the amount includes operating lease right-of-use assets obtained in exchange for existing lease obligations due to the adoption of Accounting Standards Codification (“ASC”) 842 — Leases.
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Business
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in the Company’s branded taverns). The Company’s portfolio includes ten casino properties located in Nevada and Maryland. The Company’s distributed gaming operations involve the installation, maintenance and operation of slot machines and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana, as well as the operation of branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Unless otherwise indicated, the terms “Golden” and the “Company,” refer to Golden Entertainment, Inc. together with its subsidiaries.
The Company conducts its business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, and Distributed Gaming. Each reportable segment is comprised of the following properties and operations:

Reportable Segment	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, Nevada
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, Nevada

Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada

Maryland Casino Resort
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, Maryland

Distributed Gaming
Nevada distributed gaming	Nevada
Nevada taverns	Nevada
Montana distributed gaming	Montana
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
Impact of COVID-19
The disruptions arising from the COVID-19 pandemic continue to impact the Company’s business, financial condition, results of operations, and cash flows. It is unknown when the pandemic will be fully contained and how the uncertainties associated with the pandemic will continue to impact Golden’s operations and the willingness of customers to spend on travel and entertainment. Following emergency executive orders issued by the Governors of Nevada, Maryland and Montana in the week of March 16, 2020, all of the Company’s properties were temporarily closed to the public and distributed gaming operations at third-party locations were suspended. While the Company re-opened its casino properties and resumed its distributed gaming operations during the second and third quarters of 2020, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure, including enhanced sanitization, public gathering limitations on casino, tavern and venue capacity, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which include disabling electronic gaming machines, and face mask requirements for patrons, continued to limit the Company’s operations in 2021. While some of these restrictions were eased during 2021, the Company’s properties and distributed gaming operations may be subject to temporary, complete or partial closures in the future. Further, as a result of the impact of the pandemic, the operations of the Colorado Belle property remain suspended.
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in substantial changes in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of the rent expense of $2.3 million and $11.9 million for the years ended December 31, 2021 and 2020, respectively. Rent expense that was not forgiven will be recorded in future periods as these deferred payments are paid to the Company’s lessors.
In response to the COVID-19 pandemic and the resulting impact on the Company’s business, the Company has implemented various mitigating actions to preserve liquidity, including delaying material capital expenditures, reducing operating expenses and implementing a cost reduction program with respect to discretionary expenditures. Such measures remained in effect throughout 2021. To further enhance its liquidity position or to finance any future acquisition or other business investment initiatives, the Company may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
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
Accounts Receivable
Accounts receivable consist primarily of gaming, hotel and other receivables, net of allowance for credit losses. Accounts receivable are non-interest bearing and are initially recorded at cost. An estimated allowance for credit losses is maintained to reduce the Company’s accounts receivable to their expected net realizable value based on specific reviews of customer accounts, the age of such accounts, management’s assessment of the customer’s financial condition, historical and current collection experience and management’s expectations of future collection trends based on the current and forecasted economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. Historically, the Company’s estimated allowance for credit losses has been consistent with such losses.

Inventories
Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out and the average cost inventory methods.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Assets held under finance lease agreements are stated at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Expenditures for major additions, renewals and improvements are capitalized while costs of routine repairs and maintenance are expensed when incurred. A significant amount of the Company’s property and equipment was acquired through business acquisitions and therefore, was initially recognized at fair value on the effective date of the applicable acquisition transaction. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and improvements	10 - 40 years
Furniture and equipment	3 - 15 years
Leasehold improvements	2 - 15 years
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
The Company’s customer relationship assets represent the value associated with space lease agreements and participation agreements with its distributed gaming customers acquired in an asset purchase or a business acquisition. The Company’s player relationships represent the value associated with its rated casino guests. The initial fair value of these intangible assets was determined using the income approach. The recoverability of the finite-lived intangible assets could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which could impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying amount of a customer relationship intangible asset to exceed its estimated fair value, the Company will recognize an impairment charge in the amount of the excess of the carrying amount over its estimated fair value.
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
Long-Term Debt
Long-term debt is reported as the outstanding debt amount, net of unamortized debt issuance costs and debt discount. These include legal and other direct costs related to the issuance of debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments, and are recorded as a direct reduction to the face amount of the Company’s outstanding long-term debt on the consolidated balance sheets. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis over the contractual term of the underlying debt. The amount amortized to interest expense was $4.3 million for the year ended December 31, 2021 and $4.5 million for each of the years ended December 31, 2020 and 2019.
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
The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space within its casino properties. The Company also enters into operating lease agreements with certain equipment providers for placement of amusement devices and automated teller machines within its casino properties and taverns. The lease arrangements generally include minimum base rent and/or contingent rental clauses based on a percentage of net sales exceeding minimum base rent. Revenue is recorded on a straight-line basis over the term of the lease. The Company recognizes revenue for contingent rentals when the contingency has been resolved.
Revenue Recognition
Revenue from contracts with customers primarily consists of casino wagers, room sales, food and beverage transactions, rental income from the Company’s retail tenants, and entertainment sales.
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
The Company generally enters into two types of slot and amusement device placement contracts as part of its distributed gaming business: space lease agreements and participation agreements. Under space lease agreements, the Company pays a fixed monthly rental fee for the right to install, maintain and operate its slot machines at a business location and the Company is the sole holder of the applicable gaming license that allows it to operate such slot machines. Under these agreements, the Company recognizes all gaming revenue and records fixed monthly rental fees as gaming expense. Under participation agreements, the business location retains a percentage of the gaming revenue generated from the Company’s slot machines, and as a result both the business location and Golden are required to hold a state issued gaming license. In Montana, the Company’s slot and amusement device placement contracts are all participation agreements.
In its distributed gaming business, the Company concluded it maintains control of the services directly before they are transferred to its customer and it considers its customer to be the gaming player since the Company controls all aspects of the slot machines. The Company retains control over the slot machines placed at the business location’s premises by controlling the hold percentage, types of slot machines and games made available on such machines, physical access to the contents of the gaming devices, and the repair and servicing of the slot machines. Therefore, these agreements do not contain a lease under ASC 842 and are accounted for under ASC 606. The Company is considered to be the principal in these arrangements and records its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses.
Wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, such as complimentary food, beverage, rooms, entertainment, merchandise and other discretionary complimentaries, and wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty program contain more than one performance obligation. The transaction price is allocated to each performance obligation in the gaming wagering contract. The amount allocated to loyalty points earned is based on an estimate of the standalone selling price of the loyalty points, which is determined by the redemption value less an estimate for points not expected to be redeemed. The amount allocated to discretionary complimentaries is the standalone selling price of the underlying goods or services, which is determined using the retail price at which those goods or services would be sold separately in similar transactions. The remaining amount of the transaction price is allocated to wagering activity using the residual approach as the standalone selling price for gaming wagers is highly variable due to wide disparity of wagering options available to the Company’s patrons. The amount wagered, frequency of wagering, patron betting habits, and outcomes of the games of chance are unpredictable. As a result, no stand-alone selling price of a gaming transaction is determinable and the residual approach is utilized to represent the net revenue ascribed to the gaming wager.
For wagering contracts that include discretionary complimentaries, the Company allocates the stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company’s control and discretion that are supplied by third parties are recorded as an operating expense in the consolidated statements of operations. For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty program, the Company allocates the estimated stand-alone selling price of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs under ASC 606, Revenue from Contracts with Customers. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue in the Company’s consolidated statements of operations. The Company’s performance obligation related to its loyalty program is generally completed within one year, as participants’ points expire after thirteen months of no activity.
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
Revenue from leases is recorded to other revenue in the Company’s consolidated statements of operations and is generated from base rents through long-term leases with retail tenants. Base rent, adjusted for contractual escalations as applicable, is recognized on a straight-lined basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized by the Company until the threshold is met.
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
•Loyalty Program — The Company offers its consolidated True Rewards loyalty program at all of its casino properties, as well as at all of its branded taverns and other participating distributed gaming locations. Members of the Company’s True Rewards loyalty program earn points based on gaming activity and food and beverage purchases at the Company’s casino properties, taverns and participating distributed gaming locations. Loyalty points are redeemable for complimentary slot play, promotional table game chips, food and beverages and grocery gift cards. All points earned in the loyalty program roll up into a single account balance which is redeemable at over 140 participating locations.
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
The following table summarizes the Company’s activity for contract and contract related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Deposits and Other
(In thousands)	2021	2020	2021	2020	2021	2020
Balance at January 1	$997	$756	$3,969	$4,696	$3,497	$5,015
Balance at December 31	1,308	997	3,250	3,969	5,656	3,497
Increase (decrease)	$311	$241	$(719)	$(727)	$2,159	$(1,518)
Costs to Acquire a Contract with a Customer
As part of the Company’s distributed gaming business, the Company incurs incremental costs to acquire customer contracts in the form of up-front fully recoverable consideration provided to a customer upon execution of the agreement. Such costs are recorded as other current and non-current assets in the Company’s consolidated balance sheets and are amortized over the term of the contract. The amount of costs to acquire customer contracts recorded by the Company as of December 31, 2021 and 2020 was $7.3 million and $5.5 million, respectively.
Gaming Taxes
The Company’s casinos located in Nevada are subject to taxes based on gross gaming revenues and pay annual fees based on the number of slot machines and table games licensed during the year. Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and video lottery terminals in operation during the year. The Company’s distributed gaming operations in Nevada are subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that have grandfathered rights to more than 15 slot machines for play, and/or annual and quarterly fees at all tavern and third-party distributed gaming locations. The Company’s distributed gaming operations in Montana are subject to taxes based on the Company’s share of gross gaming revenue. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes and licenses were $72.2 million, $51.8 million and $62.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Advertising Expenses
The Company expenses advertising, marketing and promotional costs as incurred. Advertising costs included in selling, general and administrative expenses in the Company’s consolidated statements of operations were $9.9 million, $6.9 million and $13.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the years ended December 31, 2020 and 2019, the effect of all potential common share equivalents was anti-dilutive due to the Company being in a net loss position, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding. The amount of potential common share equivalents excluded from the computation was 915,025 and 916,907 for the years ended December 31, 2020 and 2019, respectively.
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of ASUs, to the FASB’s ASC. The Company considers the applicability and impact of all ASUs. While management continues to assess the possible impact of the adoption of new accounting standards and the future adoption of the new accounting standards that are not yet effective on the Company’s financial statements, management currently believes that the following new standards have or may have an impact on the Company’s consolidated financial statements and disclosures:
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and inconsistency related to recognition of contract assets and liabilities acquired in a business combination. The provisions of this ASU require that an acquiring entity accounts for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
Management does not believe that any other recently issued accounting standards that are not yet effective are likely to have a material impact on the Company’s financial statements.

Note 3 – Property and Equipment
Property and equipment, net, consisted of the following:

	At December 31,
(In thousands)	2021	2020
Land	$125,240	$125,240
Building and improvements	937,759	928,641
Furniture and equipment	246,323	246,292
Construction in process	16,347	6,714
Property and equipment	1,325,669	1,306,887
Accumulated depreciation	(421,449)	(331,137)
Property and equipment, net	$904,220	$975,750
Depreciation expense for property and equipment, including finance leases, totaled $98.6 million, $103.4 million and $93.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Due to the significant impact of the COVID-19 pandemic on the Company’s operations for the year ended December 31, 2020, the Company revised its cash flow projections throughout the year ended December 31, 2020 to reflect the then-current economic environment, including the uncertainty around the nature, timing and extent of elimination or easing of the restrictions on its operations, and utilized such projections in performing interim and annual qualitative and quantitative assessments of its property and equipment for potential impairment. The revised cash flow projections also reflected the Company’s decision to keep operations of its Colorado Belle property suspended. Based on the results of interim and annual assessments conducted during the year, the Company concluded that there was no impairment of the Company’s long-lived assets as of and for the year ended December 31, 2020. While the impact of the COVID-19 pandemic on the Company’s operations is ongoing, management determined that for the year ended December 31, 2021, there were no new indicators of impairment of the Company’s long-lived assets aside from the Colorado Belle, the operations of which remain suspended. Based on the qualitative and quantitative assessments conducted during the year, including specific procedures on the Colorado Belle property, the Company concluded that there was no impairment of the Company’s long-lived assets as of December 31, 2021.
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
Mandatory shut-down of the Company’s properties commencing in March 2020 that lasted for a majority of the second quarter of 2020 resulted in a deterioration in the performance of the Company’s casino properties in particular, which required the Company to revise its cash flow projections to reflect the then-current economic environment, including the uncertainty surrounding the nature, timing, and extent of elimination of or change to the restrictions on the Company’s operations. As a result, the Company conducted an interim qualitative and quantitative assessment of its goodwill and intangible assets for potential impairment in each quarter of 2020 and performed its annual quantitative test of goodwill and indefinite-lived intangible assets for potential impairment during the fourth quarter of 2020. The analyses performed by the Company throughout 2020 resulted in non-cash impairment charges recorded to the Company’s Nevada Casino Resorts goodwill and indefinite-lived trade names in the amount of $27.1 million and $6.9 million, respectively.

While the impact of the COVID-19 pandemic on the Company’s operations is ongoing, management determined that there were no new indicators of impairment for the year ended December 31, 2021 and the Company concluded that there was no impairment of the Company’s goodwill and intangible assets as of December 31, 2021.
The estimated fair value of goodwill during the interim periods in 2020 and for the annual quantitative test in 2021 was determined using an income valuation approach utilizing discounted cash flow models. The annual quantitative test in 2020 was conducted using a combination of an income valuation approach utilizing discounted cash flow models and a market valuation approach. The market valuation approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization. The income valuation approach conducted in 2020 utilized the following Level 3 inputs: discount rate of 12.0% - 13.5%; long-term revenue growth rate of 2.0% - 3.0%. The income valuation approach conducted in 2021 utilized a discount rate of 13% and long-term revenue growth rate of 2.5%.
The estimated fair value of indefinite-lived intangible assets in both 2020 and 2021 was determined using the income approach by applying the relief from royalty methodology using Level 3 inputs. For 2020, the Company applied a royalty rate of 0.75% to 2.0%, a discount rate of 12.0% to 13.5% and long-term revenue growth rate of 2.0% to 3.0%. For 2021, the Company utilized a royalty rate of 1.0% to 2.0%, a discount rate of 13.0% and long-term revenue growth rate of 2.5%.
The following table summarizes goodwill activity by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Distributed Gaming	Total Goodwill
Balance, January 1, 2020	$49,179	$38,187	$—	$98,104	$185,470
Goodwill impairment	(27,074)	—	—	—	(27,074)
Balance, December 31, 2020 and 2021	$22,105	$38,187	$—	$98,104	$158,396
Intangible assets, net, consisted of the following:

	At December 31, 2021
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(35,879)	—	45,226
Player relationships	2-14	42,990	(39,812)	—	3,178
Non-compete agreements	2-5	9,840	(8,349)	—	1,491
Gaming license (1)	15	2,100	(1,210)	—	890
In-place lease value	4	1,170	(1,155)	—	15
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,356)	—	458
		139,589	(88,331)	—	51,258
Balance, December 31, 2021		$193,279	$(88,331)	$(6,890)	$98,058
(1) Relates to Rocky Gap.

	At December 31, 2020
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(30,012)	—	51,093
Player relationships	2-14	42,990	(39,116)	—	3,874
Non-compete agreements	2-5	9,840	(7,385)	—	2,455
Gaming license (1)	15	2,100	(1,070)	—	1,030
In-place lease value	4	1,170	(918)	—	252
Leasehold interest	4	570	(504)	—	66
Other	4-25	1,814	(1,275)	—	539
		139,589	(80,280)	—	59,309
Balance, December 31, 2020		$193,279	$(80,280)	$(6,890)	$106,109
(1) Relates to Rocky Gap.
Total amortization expense related to intangible assets was $8.1 million, $21.0 million and $22.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated future amortization expense related to intangible assets is as follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total (1)
Estimated amortization expense	$7,496	$7,367	$6,472	$6,132	$6,027	$17,764	$51,258
(1) The Company did not have intangible assets that were not placed in service as of December 31, 2021.
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
Note 5 – Accrued Liabilities
Accrued liabilities consisted of the following:

	At December 31,
(In thousands)	2021	2020
Gaming liabilities	$12,311	$12,073
Accrued taxes, other than income taxes	9,035	6,152
Interest	6,168	6,118
Other accrued liabilities	5,549	4,751
Deposits	2,284	1,211
Total current accrued liabilities	$35,347	$30,305

Note 6 – Debt
Long-term debt, net, consisted of the following:

	At December 31,
(In thousands)	2021	2020
Term Loan	$650,000	$772,000
2026 Unsecured Notes	375,000	375,000
Finance lease liabilities	3,005	9,182
Notes payable	602	4,373
Total long-term debt and finance leases	1,028,607	1,160,555
Unamortized discount	(11,689)	(15,570)
Unamortized debt issuance costs	(5,392)	(6,873)
Total long-term debt and finance leases after debt issuance costs and discount	1,011,526	1,138,112
Current portion of long-term debt and finance leases	(1,057)	(11,142)
Long-term debt, net and finance leases	$1,010,469	$1,126,970
Senior Secured Credit Facility
In October 2017, the Company entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of an $800 million term loan (the “Term Loan”) maturing on October 20, 2024 and a $100 million revolving credit facility (the “Revolving Credit Facility”)) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The Revolving Credit Facility was subsequently increased from $100 million to $200 million in 2018, increasing the total Credit Facility capacity to $1.0 billion. On October 12, 2021, the Company further modified the terms of the Revolving Credit Facility by increasing its size to $240 million and extending the maturity date from October 20, 2022 to April 20, 2024. During 2021, the Company incurred $0.7 million in debt modification costs and fees that have been deferred and are being amortized over the term of the Revolving Credit Facility using the straight-line method.
As of December 31, 2021, the Company had $650 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company for re-borrowing.
Interest and Fees
Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loan) or 1.00% (with respect to borrowings under the Revolving Credit Facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loan only), plus in each case, an applicable margin. The applicable margin for the term loan under the Credit Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the Revolving Credit Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on the Company’s net leverage ratio. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of 0.375% or 0.50%, depending on the Company’s net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 3.75% for the year ended December 31, 2021.
Optional and Mandatory Prepayments and Related Loss on Debt Extinguishment and Modification
The Term Loan is repayable in 27 quarterly installments of $2 million each, which commenced in March 2018, followed by a final installment of $746 million at maturity. In April 2019, the Company made a $18 million prepayment of the Term Loan under the Credit Facility with the proceeds from the issuance of the Company’s 7.625% Senior Notes due 2026 (the “2026 Unsecured Notes”). During 2019, the Company recognized a $5.5 million loss on extinguishment of debt and $3.7 million of expense related to modification of debt, related to the repayment of the Company’s former second lien term loan discussed below and $18 million prepayment.
During the year ended December 31, 2021, the Company prepaid $122 million of principal under the Term Loan, thereby eliminating the requirement to make any further quarterly installment payments and reducing the final installment payment due at the maturity date of October 20, 2024 to $650 million. During 2021, the Company recorded a non-cash charge in the amount of $1 million for the accelerated amortization of the debt issuance costs and discount related to the prepayment of the Term Loan.
Guarantees and Collateral
Borrowings under the Credit Facility are guaranteed by each of the Company’s existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries) and are secured by substantially all of the present and future assets of the Company and its subsidiary guarantors (subject to of certain exceptions).
Financial and Other Covenants
Under the Credit Facility, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the term loan under the Credit Facility under certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The Credit Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities). If the Company defaults under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2021.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 2026 Unsecured Notes in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
In connection with the issuance of the 2026 Unsecured Notes, the Company incurred $6.7 million in debt financing costs and fees that have been deferred and are being amortized over the term of the 2026 Unsecured Notes using the effective interest method.
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
Derivative Instruments
In November 2017, the Company entered into an interest rate cap agreement (the “Interest Rate Cap”) with a notional value of $650 million for a cash payment of $3.1 million. The Interest Rate Cap established a range whereby the counterparty would pay the Company if one-month LIBOR exceeds the ceiling rate of 2.25%. The Interest Rate Cap settled monthly commencing in January 2018 through its expiration on December 31, 2020. No payments or receipts were required to be exchanged on the Interest Rate Cap unless interest rates rose above the pre-determined ceiling rate. The estimated fair value of the Company’s Interest Rate Cap was derived from a market price obtained from a dealer quote. Such quote represents the estimated amount the Company would receive to terminate the contract. The fair value of the Company’s Interest Rate Cap was zero as of December 31, 2020.
Scheduled Principal Payments of Long-Term Debt
The scheduled principal payments due on long-term debt are as follows (in thousands):

Year Ending December 31,	Amount
2022	$1,057
2023	659
2024	650,266
2025	225
2026	375,137
Thereafter	1,263
Total outstanding principal of long-term debt	$1,028,607
Note 7 – Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On March 12, 2019, the Board of Directors authorized the repurchase of up to $25 million worth of shares of common stock, subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and on August 3, 2021, the Company’s Board of Directors increased the March 12, 2019 authorization to $50 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.
On December 22, 2020, the Company repurchased 50,000 shares of its common stock from Lyle A. Berman, a former independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program at a price of $19.00 per share, resulting in a charge to accumulated deficit of $1.0 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed.
In December 2021, the Company repurchased 226,485 shares of its common stock pursuant to its share repurchase program in open market transactions at an average price of $46.87 per share, resulting in a charge to accumulated deficit of $10.6 million. As of December 31, 2021, the Company had $39.4 million of remaining share repurchase availability under its August 3, 2021 authorization.
Overview of Stock Incentive Plans
On August 27, 2015, the Board of Directors of the Company approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which was approved by the Company’s shareholders at the Company’s 2016 annual meeting. The 2015 Plan authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between the Company and the employee, if an employee is terminated, any unvested options will be forfeited.
The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2021 was 1,126,361 shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. As of December 31, 2021, a total of 2,199,632 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted-Average Remaining Term (in years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,891,341	5.5	$11.07
Granted	—		$—
Exercised	(749,847)		$10.39
Cancelled	—		$—
Expired	—		$—
Outstanding at December 31, 2021	2,141,494	4.5	$11.31	$83,992
Exercisable at December 31, 2021	2,141,494	4.5	$11.31	$83,992
The total intrinsic value of stock options exercised was $26.1 million, $1.3 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has not granted any stock options since 2017 and the cash received from stock options exercised during the year ended December 31, 2021 was $0.1 million.
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

RSUs and PSUs
On March 14, 2018, the Compensation Committee of the Board of Directors of the Company approved a new long-term incentive structure for equity awards to be granted to the executive officers of the Company under the 2015 Plan. Under this new structure, commencing in the first quarter of 2018, the executive officers of the Company receive long-term equity awards in a combination of RSUs and PSUs. The number of PSUs that will be eligible to vest with respect to these PSU awards will be determined based on the Company’s attainment of performance goals set by the Compensation Committee. Following the one- or two-year performance periods, the number of “vesting eligible” PSUs will then be subject to two- or one- additional years of time-based vesting, respectively. Share-based compensation costs related to RSU and PSU awards are calculated based on the market price on the date of the grant. The Company periodically reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjusts the stock compensation expense accordingly.
The following table summarizes the Company’s RSU activity:

	RSUs
	Shares	Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2019	232,299	$29.10
Granted	564,805	$13.88
Vested	(103,224)	$29.61	$1,596
Cancelled	(32,622)	$20.77
Outstanding at December 31, 2019	661,258	$16.44
Granted	624,415	$9.65
Vested	(308,222)	$16.06	$3,336
Cancelled	(33,494)	$16.58
Outstanding at December 31, 2020	943,957	$12.06
Granted	318,356	$31.46
Vested	(426,770)	$14.20	$14,203
Cancelled	(20,123)	$26.08
Outstanding at December 31, 2021	815,420	$18.17
The following table summarizes the Company’s PSU activity:

	PSUs
	Shares (1)		Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2019	171,748		$28.41
Granted	204,580		$14.13
Vested	—			$—
Cancelled	—
Outstanding at December 31, 2019	376,328		$20.65
Granted	404,880		$8.86
Vested	(5,254)	(2)	$28.72	$47
Cancelled	(32,235)	(2)	$28.72
Outstanding at December 31, 2020	743,719		$13.82
Granted	129,503		$29.00
Vested	(89,920)	(2)(3)	$25.73	$2,608
Cancelled	(77,725)	(2)(3)	$25.23
Outstanding at December 31, 2021	705,577		$13.84
(1)The number of shares for the PSUs listed as granted represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
(2)During the first quarter of 2020, the Company’s financial results for the performance goals applicable to the PSUs granted in March 2018 were certified, which resulted in the reduction of the PSUs granted in 2018 to the number of PSUs eligible to vest from 108,957 to 76,722 shares (with the 32,235 share adjustment shown in the table above as “Cancelled”), 5,254 of which shares vested in March 2020 and 71,468 of which shares vested in March 2021.
(3)62,791 of the 77,725 PSUs cancelled during the year ended December 31, 2021 related to PSUs granted in November 2017, for which applicable performance goals were not met. 14,934 of the 77,725 PSUs cancelled during the period related to PSUs granted in March 2019 (the “2019 PSU Awards”). The Company’s financial results for the applicable performance goals were certified in March 2021, which resulted in the reduction of the shares subject to the 2019 PSU Awards from 204,580 to 189,646. In addition, 18,452 of the shares under the 2019 PSU Awards vested during the first quarter of 2021.
The number of outstanding PSUs for the remainder of the PSUs included in the outstanding balance at December 31, 2021 represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
Share-Based Compensation
The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Stock options	$191	$1,919	$4,850
RSUs	6,867	5,264	4,284
PSUs	6,786	2,342	911
Total share-based compensation costs	$13,844	$9,525	$10,045
As of December 31, 2021, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $9.2 million and $8.2 million, respectively, which is expected to be recognized over a weighted-average period of 1.9 years for both RSUs and PSUs. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of December 31, 2021.
Note 8 – Income Taxes
Income tax provision (benefit) is summarized as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$—	$(371)	$(371)
State	95	—	—
Total current tax benefit	$95	$(371)	$(371)
Deferred:
Federal	$325	$430	$(1,475)
State	16	2	(30)
Total deferred tax provision (benefit)	341	432	(1,505)
Income tax provision (benefit)	$436	$61	$(1,876)

Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income (loss) before income tax provision (benefit) is summarized below:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income taxes	1.41	0.89	1.20
Permanent tax differences – stock compensation	(3.93)	(0.43)	(0.70)
Permanent tax differences – business meals	0.23	(0.07)	(0.90)
Permanent tax differences – executive compensation and other	2.13	(0.86)	—
Purchase price allocation adjustment – merger	—	—	5.90
Change in valuation allowance	(19.69)	(19.09)	(32.30)
FICA credit generated	(0.28)	0.33	2.80
Impact of ASC 842	—	—	7.70
Change in tax rate and apportionment	(0.03)	0.11	(0.30)
Deferred only adjustment to beginning deferred balances	(0.57)	(1.92)	0.10
Effective tax rate	0.27%	(0.04)%	4.50%
The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Accruals and reserves	$7,688	$4,315
Share-based compensation expense	5,781	5,469
General business credit carryforward	489	4,500
State tax credits	4,192	5,500
Net operating loss carryforwards	6,076	42,146
Operating lease obligation	41,877	42,039
Amortization of intangible assets	—	1,073
Depreciation of fixed assets	4,875	—
Other	545	647
	71,523	105,689
Valuation allowances	(30,783)	(62,724)
	$40,740	$42,965
Deferred tax liabilities:
Prepaid services	$(3,282)	$(715)
Amortization of intangible assets	(941)	—
Depreciation of fixed assets	—	(5,104)
Right-of-use assets	(38,378)	(38,666)
	(42,601)	(44,485)
Net deferred tax liabilities	$(1,861)	$(1,520)
Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company’s financial results for the year ended December 31, 2021 include a net decrease in valuation allowance of $31.9 million. The Company has performed a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of December 31, 2021, negative evidence outweighs positive evidence for the realization of deferred tax assets and as a result has provided a full valuation allowance against its net deferred tax assets. The Company may reverse some or all of its valuation allowance against its net deferred tax assets in future periods to the extent it becomes more likely than not that the deferred tax assets will be realized.
As of December 31, 2021, the Company had $25.7 million of federal net operating loss carryforwards, which do not expire. These net operating losses have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. However, in connection with the acquisition of American Casino and Entertainment Properties LLC (“American”),

the Company issued 4,046,494 shares of its common stock to a former American equity holder, which resulted in an “ownership change” under Section 382 that will generally limit the amount of net operating losses the Company can utilize annually. As of December 31, 2021, the Company has concluded that the acquisition of American will not result in a loss of net operating loss nor credit carryforwards.
Additionally, the Company had deferred tax assets of $0.5 million related to general business credits. The general business credit carryforward begins to expire in 2041.
As of December 31, 2021, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of December 31, 2021, the Company had no material uncertain tax positions.
Note 9 – Employee Retirement and Benefit Plans
Defined contribution employee savings plans
The Company’s qualified defined contribution employee savings plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company contributed $0.4 million for the year ended December 31, 2021 and $0.6 million for each of the years ended December 31, 2020 and 2019 to its defined contribution employee savings plan. The Company’s contributions vest over a five-year period.
Pension plans
As of December 31, 2021, approximately 1,600 of the Company’s employees were members of various unions and covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $9.1 million, $7.1 million and $11.8 million in expenses for these plans for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:
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
The Company considers the following multiemployer pension plans to be significant:

		Pension Protection Zone Status (1)		FIR/RP Status Pending/Implemented	Surcharge Imposed	Expiration Date Of Collective- Bargaining Agreement
Multiemployer Pension Plans	EIN/Plan Number	2020	2019
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2022
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2023
(1)The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

The Company’s cash contributions to each multiemployer pension and benefit plans are as follows:

	December 31,
(In thousands)	2021	2020	2019
Multiemployer pension plans
Central Pension Fund of the IUOE and Participating Employers	$637	$545	$704
Southern Nevada Culinary and Bartenders Pension Plan	1,645	1,356	2,130
Other pension plans	146	142	198
Total contributions	$2,428	$2,043	$3,032
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$6,353	$5,216	$8,757
All other	—	3	4
Total contributions	$6,353	$5,219	$8,761
For the 2020 plan year, the latest period for which plan data is available, the Company made less than 5% of total contributions for all multiemployer pension plans to which the Company contributes.
Note 10 – Financial Instruments and Fair Value Measurements
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$650,000	$650,813	Level 2
2026 Unsecured Notes	375,000	390,938	Level 2
Finance lease liabilities	3,005	3,005	Level 3
Notes payable	602	602	Level 3
Total debt	$1,028,607	$1,045,358

	December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$772,000	$758,490	Level 2
2026 Unsecured Notes	375,000	402,638	Level 2
Finance lease liabilities	9,182	9,182	Level 3
Notes payable	4,373	4,373	Level 3
Total debt	$1,160,555	$1,174,683
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of December 31, 2021 and 2020. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
The Company’s Interest Rate Cap with a notional amount of $650 million entered into for a cash payment of $3.1 million expired on December 31, 2020. During the life of the agreement, the Company used Level 2 inputs to adjust the carrying value of the Interest Rate Cap to estimated fair value quarterly based upon observable market-based inputs that reflected the present values of the difference between estimated future fixed rate payments and future variable receipts. The fair value of the Company’s Interest Rate Cap was zero as of December 31, 2020.
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
Fair value estimates for intangible assets are determined using a variety of methods depending on the asset type. Valuation methods generally used by the Company include: a relief-from-royalty method under the income approach that includes an estimate for a reasonable royalty rate; an excess earnings method under the income approach and/or a cost-to-replace approach; and a lost profits method under the income approach using the with and without methodology.
Note 11 – Leases
Company as Lessee
The Company is a lessee under non-cancelable operating and finance leases for offices, taverns, land, vehicles, slot machines and equipment. In addition, slot placement contracts in the form of space lease agreements at chain stores are accounted for as operating leases. Under chain store space lease agreements, the Company pays fixed monthly rental fees for the right to install, maintain and operate its slot machines at business locations, which are recorded in gaming expenses. The Company’s slot machine lease agreements with gaming equipment manufacturers are short-term in nature with the majority of such leases being under variable rent structure, with amounts determined based on the performance of the leased machines. Certain other short-term slot machine lease agreements are under fixed fee payment structure.
The leases have remaining lease terms of less than 1 year to 76 years, some of which include options to extend the leases for an additional 1 to 25 years. Some equipment leases and space lease agreements include options to terminate the lease with 60 days to 1 year notice. The Company assesses the options to extend or terminate the lease using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability.
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
The Company historically leased its office headquarters building and leases the office space in a building adjacent to the Company’s office headquarters building from a related party. Refer to “Note 13 — Related Party Transactions” for more detail.
The current and non-current obligations under finance leases are included in “Current portion of long-term debt and finance leases” and “Long-term debt, net and finance leases” in the Company’s consolidated balance sheets, respectively. The finance leases relate to equipment for the Company’s casino properties and buildings for certain casino and tavern locations.
The components of lease expense were as follows:

		Year Ended December 31,
(In thousands)	Classification	2021	2020
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$54,131	$46,082
Variable lease cost	Operating and SG&A expenses	20,449	12,095
Short-term lease cost	Operating and SG&A expenses	4,862	4,964
Total operating lease cost		$79,442	$63,141

Finance lease cost
Amortization of leased assets	Depreciation and amortization	$1,693	$2,376
Interest on lease liabilities	Interest expense, net	300	627
Total finance lease cost		$1,993	$3,003
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53,527	$44,774
Operating cash flows from finance leases	293	491
Financing cash flows from finance leases	6,179	2,588

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands)	2021	2020
Operating leases
Operating lease right-of-use assets, gross	$221,732	$214,548
Accumulated amortization	(42,481)	(33,995)
Operating lease right-of-use assets, net	$179,251	$180,553

Current portion of operating leases	$40,151	$35,725
Non-current operating leases	155,098	160,248
Total operating lease liabilities	$195,249	$195,973

Finance leases
Property and equipment, gross	$6,278	$16,404
Accumulated depreciation	(2,407)	(3,807)
Property and equipment, net	$3,871	$12,597

Current portion of finance leases	$546	$3,507
Non-current finance leases	2,459	5,675
Total finance lease liabilities	$3,005	$9,182
The following presents additional information related to the Company’s leases as of December 31, 2021:

	December 31,
	2021	2020
Weighted Average Remaining Lease Term
Operating leases	7.8 years	8.6 years
Finance leases	16.4 years	7.0 years

Weighted Average Discount Rate
Operating leases	5.7%	6.0%
Finance leases	6.1%	6.5%
Maturities of Lease Liabilities
As of December 31, 2021, maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2022	$49,570	$629	$50,199
2023	43,477	632	44,109
2024	41,081	338	41,419
2025	24,594	306	24,900
2026	15,948	200	16,148
Thereafter	75,650	3,410	79,060
Total lease payments	250,320	5,515	255,835
Amount of interest	(55,071)	(2,510)	(57,581)
Present value of lease liabilities	$195,249	$3,005	$198,254
As of December 31, 2021, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Company as Lessor
The Company leases space to third-party tenants under non-cancelable operating leases primarily for retail and food and beverage outlets within its casino properties. Golden also enters into operating lease agreements with certain equipment providers for placement of amusement devices and automated teller machines within its casino properties and taverns. The leases have remaining lease terms of 1 to 10 years, some of which include options to extend the leases for an additional 1 to 15 years.
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
Minimum and contingent operating lease income was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Minimum rental income	$6,041	$3,913	$7,479
Contingent rental income	3,169	1,840	1,527
Total rental income	$9,210	$5,753	$9,006
Future minimum rent payments to be received under operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2022	$4,932
2023	4,235
2024	3,298
2025	3,292
2026	2,470
Thereafter	1,601
Total future minimum rent payments	$19,828
Note 12 – Commitments and Contingencies
Participation Agreements
In addition to the space lease agreements described in “Note 11 — Leases” and “Note 2 — Summary of Significant Accounting Policies,” the Company enters into slot placement contracts in the form of participation agreements. Under participation agreements, the Company and the business location each hold a state issued gaming license in order to be able to receive a percentage of gaming revenue earned on the Company’s slot machines. The business location retains a percentage of the gaming revenue generated from the Company’s slot machines. The Company is considered to be the principal in these arrangements and therefore, records its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses.
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $211.5 million, $133.2 million and $158.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, such contingent payments also included $0.7 million and $0.9 million, respectively, incurred in related party agreements described in “Note 13 — Related Party Transactions.”
Collective Bargaining Agreements
As of December 31, 2021 the Company had approximately 6,300 employees, of which approximately 1,600 were covered by various collective bargaining agreements. The Company’s collective bargaining agreements expire between 2022 and 2024. There can be no assurance that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to the Company.

Employment Agreements
The Company has entered into at-will employment agreements with certain of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executive officers are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive officer is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $4.5 million for Blake L. Sartini, $3.0 million for Charles H. Protell, $2.4 million for Stephen A. Arcana, and $0.9 million for Blake L. Sartini II (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2021, subject to amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options, RSUs and PSUs).
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
In January 2021, the Company was affected by a ransomware cyber-attack that temporarily disrupted the Company’s access to certain information located on the Company’s network and incurred expenses relating thereto. The Company’s financial information and business operations were not materially affected. The Company implemented a variety of measures to further enhance its cybersecurity protections and minimize the impact of any future cyber incidents. The Company has insurance related to this event and has recovered a portion of the costs it incurred to remediate this matter, which was received and recorded in 2021.
In September 2018, the Company entered into an agreement with American Wagering, Inc. and William Hill U.S. HoldCo, Inc. (collectively, “William Hill”), which contemplated that William Hill would be obligated to make a one-time payment to the Company in the event of a change of control transaction with respect to William Hill. Under this agreement, as amended, the April 22, 2021 acquisition of William Hill PLC by Caesars Entertainment, Inc. (“Caesars”) constituted the change of control event triggering this payment. On May 26, 2021, the Company, William Hill and Caesars executed an amendment to the agreement requiring William Hill and Caesars, as the acquiring party, to make an initial payment in the amount of $60 million by July 15, 2021 and to provide for a second contingent payment in the event of a sale of the William Hill business in the United Kingdom, as discussed below. The Company received this initial payment in July 2021 and recognized $60 million in non-operating income for the year ended December 31, 2021.
The May 26, 2021 amendment also provided for a contingent payment to be paid by Caesars to the Company of up to $15 million in the event Caesars completes a sale of the William Hill business in the United Kingdom. The amount of this contingent payment is calculated in accordance with the terms set forth in the amendment and will depend on the amount of proceeds Caesars would receive from the sale, if any. In September 2021, Caesars announced that it executed an agreement to sell the non-US assets of William Hill to 888 Holdings Plc. Based upon the announced sales price, the Company does not expect to receive any additional payments related to the contingency. Accordingly, as of December 31, 2021, the Company does not expect to realize any of the remaining contingent payment related to the purchase of William Hill by Caesars.
Note 13 – Related Party Transactions
The Company historically leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. On May 24, 2021 the building was sold to an independent third party, and therefore as of December 31, 2021, this lease was no longer with a related party. The rent expense for the office headquarters building prior to its sale to an independent third party was $0.5 million for the year ended December 31, 2021, and $1.6 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. No amount was owed to the Company, and no amount was due and payable by the Company, under this lease arrangement as of December 31, 2020. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2021, 2020 and 2019 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of December 31, 2021 and 2020. In addition, the Company and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. No amount was owed by the Company under such arrangements as of December 31, 2021 and the amount due and payable by the Company under such arrangements as of December 31, 2020 was less than $0.1 million. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
The Company previously leased one tavern location from a related party. The location was sold in the second quarter of 2019 to an unrelated third party. As a result, the Company did not incur any rent expense for such tavern location for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, for the period in which the location was leased by a related party, the rent expense for such tavern was $0.2 million. No tavern locations were leased from related parties as of December 31, 2021 and 2020.
From time to time, the Company’s executive officers and employees use a private aircraft for Company business purposes. The aircraft is owned by or leased to Sartini Enterprises, Inc., pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company incurred $0.8 million, $0.5 million and $0.6 million in costs under these arrangements for the years ended December 31, 2021, 2020 and 2019, respectively. The Company owed $0.2 million at December 31, 2021 and no amount was due and payable by the Company under these agreements as of December 31, 2020. No amount was owed to the Company under these agreements as of December 31, 2021 and 2020.
One of the distributed gaming locations at which the Company’s slot machines are located was owned in part by Sean T. Higgins, who previously served as Executive Vice President of Government Affairs of the Company. This agreement was in place prior to Mr. Higgins’s joining the Company on March 28, 2016 and terminated in 2020. Net revenues recorded by the Company from the use of the Company’s slot machines at this location were $0.8 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, for the period in which the location was leased from a related party. Gaming expenses related to this location were $0.7 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively, for the period in which the location was leased by a related party. An insignificant amount was owed to the Company and due and payable by the Company related to this arrangement as of December 31, 2020 and collected in 2021.
On December 22, 2020, the Company repurchased 50,000 shares of its common stock from Lyle A. Berman, then an independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program at a price of $19.00 per share, resulting in a charge to accumulated deficit for $1.0 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed.
Note 14 – Segment Information
The Company conducts its business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort and Distributed Gaming.
The Nevada Casino Resorts segment is comprised of destination casino resort properties offering a variety of food and beverage outlets, entertainment venues and other amenities. The casino resort properties in this segment cater primarily to a regional drive-in customer base seeking a value-oriented vacation experience, with guests typically traveling from Southern California or Arizona. The Company’s casino resort properties in Nevada have a significantly larger number of hotel rooms compared to the other casino properties in its portfolio. While hotel stays at these casino resorts are typically longer, the overall frequency of visitation from guests is lower when compared to the Nevada Locals Casinos.
The Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius. The Company’s locals casino properties typically experience a higher frequency of customer visits compared to its casino resort properties in Nevada and Maryland, with many of the customers visiting the Company’s Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.
The Maryland Casino Resort segment is comprised of the Rocky Gap casino resort, which is geographically disparate from the Company’s Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to the Nevada Casino Resorts. Rocky Gap caters to a regional drive-in customer base traveling from mid-Atlantic areas (Maryland, Virginia, Washington DC, Pennsylvania, West Virginia) and offers a full range of amenities, including various food and beverage outlets, signature golf course, spa and pool.
The Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in approximately 1,100 non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana with a limited number of slot machines in each location. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. The Company places its slot machines and amusement devices in locations where it believes they will receive maximum customer traffic. As part of the Distributed Gaming segment, the Company owns and operates a limited number of branded tavern locations, where it controls the food and beverage operations as well as the slot machines located within the tavern. The Company’s branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines.
The Corporate and Other segment includes the Company’s cash and cash equivalents, miscellaneous receivables and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable segments because these costs are not easily allocable and to do so would not be practical.
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision makers in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, acquisition and severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in fair value of derivative, and other non-cash charges, that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).

In light of the Company’s use of Adjusted EBITDA in its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income (loss) determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues
Nevada Casino Resorts
Gaming	$179,793	$114,571	$143,785
Food and beverage	83,092	55,588	111,491
Rooms	94,952	61,070	115,006
Other (1)	31,875	19,414	39,263
Nevada Casino Resorts revenue	$389,712	$250,643	$409,545
Nevada Locals Casinos
Gaming	$120,537	$82,522	$86,877
Food and beverage	24,036	18,406	30,193
Rooms	7,626	5,598	10,493
Other (1)	7,656	6,505	8,123
Nevada Locals Casinos revenues	$159,855	$113,031	$135,686
Maryland Casino Resort
Gaming	$60,797	$40,505	$53,364
Food and beverage	7,932	4,669	7,286
Rooms	7,224	4,743	6,694
Other	2,202	1,719	2,826
Maryland Casino Resort revenues	$78,155	$51,636	$70,170
Distributed Gaming
Gaming	$405,183	$239,154	$294,776
Food and beverage	52,755	33,418	53,963
Other (1)	9,646	5,684	8,500
Distributed Gaming revenues	$467,584	$278,256	$357,239
Corporate and other	1,237	589	770
Total Revenues	$1,096,543	$694,155	$973,410
(1) Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 11 — Leases” for details.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Adjusted EBITDA
Nevada Casino Resorts	$149,077	$57,462	$115,198
Nevada Locals Casinos	80,005	45,610	43,264
Maryland Casino Resort	26,697	15,094	20,372
Distributed Gaming	87,276	26,952	50,687
Corporate and other	(51,337)	(34,861)	(45,838)
Total Adjusted EBITDA	291,718	110,257	183,683
Adjustments
Other non-operating income	60,000	—	—
Depreciation and amortization	(106,692)	(124,430)	(116,592)
Change in non-cash lease expense	(762)	(1,344)	711
Share-based compensation	(14,401)	(9,637)	(10,124)
Loss on disposal of assets	(1,260)	(803)	(1,309)
Loss on debt extinguishment and modification	(975)	—	(9,150)
Preopening and related expenses (1)	(246)	(533)	(4,548)
Acquisition and severance expenses	(228)	(3,710)	(3,488)
Impairment of goodwill and intangible assets	—	(33,964)	—
Other, net	(2,089)	(3,275)	(2,216)
Interest expense, net	(62,853)	(69,110)	(74,220)
Change in fair value of derivative	—	(1)	(4,168)
Income tax (provision) benefit	(436)	(61)	1,876
Net income (loss)	$161,776	$(136,611)	$(39,545)
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Distributed Gaming	Corporate and Other	Consolidated
Balance at December 31, 2021	$811,016	$165,362	$41,403	$411,342	$186,441	$1,615,564

Balance at December 31, 2020	$872,849	$170,373	$42,288	$430,791	$54,648	$1,570,949
Capital Expenditures
The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts (1)	Nevada Locals Casinos (2)	Maryland Casino Resort (3)	Distributed Gaming (4)	Corporate and Other (5)	Consolidated
For the year ended December 31, 2021	$7,859	$2,813	$1,447	$11,485	$5,655	$29,259

For the year ended December 31, 2020	$23,649	$911	$2,531	$6,886	$2,525	$36,502

For the year ended December 31, 2019	$77,427	$4,270	$1,685	$19,185	$4,700	$107,267

(1)Capital expenditures in the Nevada Casino Resorts segment exclude non-cash purchases of property and equipment of $0.6 million, $1.1 million and $15.9 million as of December 31, 2021, 2020 and 2019, respectively.
(2)Capital expenditures in the Nevada Locals Casinos segment exclude non-cash purchases of property and equipment of $0.2 million and $3.2 million as of December 31, 2021 and 2019, respectively.
(3)Capital expenditures in the Maryland Casino Resort segment exclude non-cash purchases of property and equipment of $0.5 million as of December 31, 2020.
(4)Capital expenditures in the Distributed Gaming segment exclude non-cash purchases of property and equipment of $0.6 million, $2.5 million and $3.5 million as of December 31, 2021, 2020 and 2019, respectively.
(5)Capital expenditures for Corporate and Other exclude non-cash purchases of property and equipment of $0.5 million as of December 31, 2021.
Note 15 – Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2021.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.
c.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2022 annual meeting of shareholders (the “2022 Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2022 Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners will be included in the 2022 Proxy Statement under the heading “Ownership of Securities,” and is incorporated herein by reference.
The following table provides certain information as of December 31, 2021 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
Golden Entertainment, Inc. 2015 Incentive Award Plan (1)	2,116,494	$11.28	2,199,632
2007 Lakes Stock Option and Compensation Plan	25,000	$13.50	—
Total	2,141,494	$11.31	2,199,632
(1)As of December 31, 2021, we had 815,420 time-based restricted stock units and 705,577 performance-based restricted stock units outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2022 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the 2022 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
GOLDEN ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2021	$62,724	$—	$(31,941)	$30,783
Year Ended December 31, 2020	36,652	26,072	—	62,724
Year Ended December 31, 2019	23,276	13,376	—	36,652
(a)(3) Exhibits:

		Incorporated by Reference				Filed or FurnishedHerewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Purchase Agreement, dated as of July 14, 2018, by and between Golden Entertainment, Inc. and Marnell Gaming, LLC.	8-K	000-24993	2.1	7/16/2018

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Seventh Amended and Restated Bylaws of Golden Entertainment, Inc.	10-Q	000-24993	3.1	11/6/2020

4.1	Indenture, dated as of April 15, 2019, between Golden Entertainment, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee	10-Q	000-24993	4.1	5/10/2019

4.2	Form of 7.625% Senior Note due 2026 of Golden Entertainment, Inc. (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 10, 2019)	10-Q	000-24993	4.1	5/10/2019

4.3	Description of Registered Securities	10-K	000-24993	4.3	3/13/2020

		Incorporated by Reference				Filed or FurnishedHerewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.1.3	Incremental Joinder Agreement No. 3 and First Amendment to First Lien Credit Agreement, dated as of October 12, 2021, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	10/14/2021

10.2	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.3	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.4	Noncompetition agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.5#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.5.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.5.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

10.6#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.6.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

		Incorporated by Reference				Filed or FurnishedHerewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

10.6.3#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.1	11/8/2019

10.7#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

10.7.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.12.1	3/14/2016

10.7.2#	Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.11.2	3/16/2017

10.7.3#	Third Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Stephen Arcana	10-Q	000-24993	10.2	5/10/2018

10.8#	Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-K	000-24993	10.15	3/16/2017

10.8.1#	First Amendment to Amended and Restated Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.4	5/10/2018

10.9#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.9.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.9.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.9.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.10#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.10.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.10.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.10.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.10.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

10.11#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

21.1	Subsidiaries of Golden Entertainment, Inc.					√

		Incorporated by Reference				Filed or FurnishedHerewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm					√

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					√

101.SCH	Inline XBRL Taxonomy Extension Schema					√

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					√

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document					√

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					√

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					√

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					√
#    Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2022	GOLDEN ENTERTAINMENT, INC.
Registrant

	By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2022.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board and Chief Executive Officer
Blake L. Sartini	(Principal Executive Officer)

/s/ CHARLES H. PROTELL	President and Chief Financial Officer
Charles H. Protell	(Principal Financial Officer)

/s/ THOMAS E. HAAS	Senior Vice President of Accounting
Thomas E. Haas	(Principal Accounting Officer)

/s/ ANN DOZIER	Director
Ann Dozier

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ ANTHONY A. MARNELL III	Director
Anthony A. Marnell III

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright