Form 10-Q
period 2022-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2022-05-06
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2022, the registrant had 28,980,488 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$202,283	$220,540
Accounts receivable, net of allowance for credit losses of $659 and $481 at March 31, 2022 and December 31, 2021, respectively	20,535	18,720
Prepaid expenses	24,244	15,108
Inventories	7,427	6,637
Other	3,184	2,933
Total current assets	257,673	263,938
Property and equipment, net	890,625	904,220
Operating lease right-of-use assets, net	170,775	179,251
Goodwill	158,396	158,396
Intangible assets, net	96,169	98,058
Deferred income tax assets	18,698	—
Other assets	11,803	11,701
Total assets	$1,604,139	$1,615,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$655	$1,057
Current portion of operating leases	38,770	40,151
Accounts payable	23,880	19,102
Accrued payroll and related	24,188	31,309
Accrued liabilities	47,212	35,347
Total current liabilities	134,705	126,966
Long-term debt, net and non-current finance leases	986,542	1,010,469
Non-current operating leases	148,131	155,098
Deferred income tax liabilities	—	1,861
Other long-term obligations	1,503	1,629
Total liabilities	1,270,881	1,296,023
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,980 and 28,830 common shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	290	288
Additional paid-in capital	470,672	477,829
Accumulated deficit	(137,704)	(158,576)
Total shareholders’ equity	333,258	319,541
Total liabilities and shareholders’ equity	$1,604,139	$1,615,564
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Gaming	$190,787	$177,000
Food and beverage	42,456	33,804
Rooms	25,746	18,398
Other	14,655	10,494
Total revenues	273,644	239,696
Expenses
Gaming	105,651	96,372
Food and beverage	31,457	23,541
Rooms	12,474	9,610
Other operating	3,976	2,696
Selling, general and administrative	60,910	53,591
Depreciation and amortization	26,276	27,186
(Gain) loss on disposal of assets	(41)	209
Preopening expenses	55	120
Total expenses	240,758	213,325
Operating income	32,886	26,371
Non-operating expense
Interest expense, net	(15,118)	(16,048)
Loss on debt extinguishment and modification	(181)	—
Total non-operating expense, net	(15,299)	(16,048)
Income before income tax benefit	17,587	10,323
Income tax benefit	18,479	297
Net income	$36,066	$10,620

Weighted-average common shares outstanding
Basic	28,894	28,219
Diluted	32,149	30,414
Net income per share
Basic	$1.25	$0.38
Diluted	$1.12	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	303	3	98	—	101
Share-based compensation	—	—	2,669	—	2,669
Tax benefit from share-based compensation	—	—	(3,439)	—	(3,439)
Net income	—	—	—	10,620	10,620
Balance, March 31, 2021	28,462	$285	$470,047	$(299,119)	$171,213

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	419	4	—	—	4
Repurchases of common stock	(269)	(2)	—	(15,194)	(15,196)
Share-based compensation	—	—	3,141	—	3,141
Tax benefit from share-based compensation	—	—	(10,298)	—	(10,298)
Net income	—	—	—	36,066	36,066
Balance, March 31, 2022	28,980	$290	$470,672	$(137,704)	$333,258
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$36,066	$10,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,276	27,186
Change in non-cash lease expense	181	439
Share-based compensation	3,141	2,669
Amortization of debt issuance costs and discounts on debt	1,117	1,155
(Gain) loss on disposal of assets	(41)	209
Provision (benefit) for credit losses	188	(27)
Deferred income taxes	(20,559)	(297)
Loss on debt extinguishment and modification	181	—
Changes in operating assets and liabilities:
Accounts receivable	(2,003)	(1,352)
Prepaid expenses, inventories and other current assets	(10,177)	(6,012)
Other assets	(167)	9,472
Accounts payable and other accrued expenses	9,492	17,791
Other liabilities	(177)	(9,659)
Net cash provided by operating activities	43,518	52,194
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(10,813)	(4,873)
Proceeds from disposal of property and equipment	90	223
Net cash used in investing activities	(10,723)	(4,650)
Cash flows from financing activities
Repayments of term loan	(25,000)	—
Repayments of notes payable	(433)	(1,483)
Principal payments under finance leases	(117)	(839)
Payment for debt extinguishment and modification costs	(12)	—
Tax withholding on share-based payments	(10,298)	(3,439)
Proceeds from issuance of common stock, net of costs	4	3
Proceeds from exercise of stock options	—	98
Repurchases of common stock	(15,196)	—
Net cash used in financing activities	(51,052)	(5,660)
Cash and cash equivalents
Change in cash and cash equivalents	(18,257)	41,884
Balance, beginning of period	220,540	103,558
Balance, end of period	$202,283	$145,442

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow disclosures
Cash paid for interest	$6,435	$7,630
Non-cash investing and financing activities
Payables incurred for capital expenditures	$2,790	$561
Loss on debt extinguishment and modification	181	—
Operating lease right-of-use assets obtained in exchange for lease obligations	4,352	28,681
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
Impact of COVID-19
In response to the COVID-19 pandemic, during the week of March 16, 2020 the Governors of Nevada, Maryland and Montana issued emergency executive orders mandating temporary closures of all of the Company’s properties and suspension of the distributed gaming operations at third-party locations. The Company re-opened its casino properties and resumed its distributed gaming operations during the second and third quarters of 2020. However, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure continued to limit the Company’s operations post re-opening. While some of these restrictions were eased during 2021, the Company’s properties and distributed gaming operations may be subject to temporary, complete or partial closures in the future and it is unknown how the uncertainties associated with the pandemic will continue to impact the Company’s operations. Further, as a result of the impact of the pandemic, the operations of the Colorado Belle property remain suspended.
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations in 2020, some of which continued in 2021. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in substantial changes in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of the rent expense of $1.7 million for the three months ended March 31, 2021. Rent expense that was not forgiven was recorded in future periods as those deferred payments were paid to the Company’s lessors.
Basis of Presentation
The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, refer to the audited consolidated financial statements of the Company for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
Net Income Per Share
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
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. While management continues to assess the possible impact of the adoption of new accounting standards and the future adoption of the new accounting standards that are not yet effective on the Company’s financial statements, management currently believes that the following new standards have or may have an impact on the Company’s consolidated financial statements and disclosures:
Accounting Standards Issued and Adopted
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments. The ASU addresses an issue related to a lessor’s accounting for lease contracts that have variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendment allows the lessor to classify and account for such lease contracts as operating. The Company adopted the standard effective January 1, 2022, and the adoption did not have a material impact on the Company’s financial statements or disclosures.
Accounting Standards Issued but Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and inconsistency related to recognition of contract assets and liabilities acquired in a business combination. The provisions of this ASU require that an acquiring entity account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.

Management does not believe that any other recently issued accounting standards that are not yet effective are likely to have a material impact on the Company’s financial statements.
Note 2 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Land	$125,240	$125,240
Building and improvements	940,370	937,759
Furniture and equipment	251,101	246,323
Construction in process	19,640	16,347
Property and equipment	1,336,351	1,325,669
Accumulated depreciation	(445,726)	(421,449)
Property and equipment, net	$890,625	$904,220
Depreciation expense for property and equipment, including finance leases, was $24.4 million and $25.0 million for the three months ended March 31, 2022 and 2021, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Due to the significant impact of the COVID-19 pandemic on the Company’s operations, the Company decided to keep operations of its Colorado Belle property suspended. Based on the results of its interim impairment assessments conducted during the three months ended March 31, 2022 and 2021, the Company concluded that there was no impairment of the Company’s long-lived assets.
To the extent the Company becomes aware of new facts and circumstances that would result in a triggering event, the Company will revise its cash flow projections accordingly, as its estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations and the extent and timing of the economic recovery globally, nationally, and specifically within the gaming industry. If such assumptions are not accurate, the Company may be required to record impairment charges in future periods, whether in connection with its regular review procedures, or earlier, if an indicator of an impairment is present prior to such evaluation.
Note 3 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three months ended March 31, 2022 and 2021, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill activity by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Distributed Gaming	Total Goodwill
Balance, December 31, 2021 and March 31, 2022	$22,105	$38,187	$—	$98,104	$158,396

Intangible assets, net, consisted of the following:

	March 31, 2022
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(37,346)	—	43,759
Player relationships	2-14	42,990	(39,973)	—	3,017
Non-compete agreements	2-5	9,840	(8,543)	—	1,297
Gaming license (1)	15	2,100	(1,245)	—	855
In-place lease value	4	1,170	(1,170)	—	—
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,373)	—	441
		139,589	(90,220)	—	49,369
Balance, March 31, 2022		$193,279	$(90,220)	$(6,890)	$96,169
(1)Relates to Rocky Gap.

	December 31, 2021
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(35,879)	—	45,226
Player relationships	2-14	42,990	(39,812)	—	3,178
Non-compete agreements	2-5	9,840	(8,349)	—	1,491
Gaming license (1)	15	2,100	(1,210)	—	890
In-place lease value	4	1,170	(1,155)	—	15
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,356)	—	458
		139,589	(88,331)	—	51,258
Balance, December 31, 2021		$193,279	$(88,331)	$(6,890)	$98,058
(1)Relates to Rocky Gap.
Total amortization expense related to intangible assets was $1.9 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.
To the extent the Company becomes aware of new facts and circumstances that would result in a triggering event, the Company will revise its cash flow projections accordingly, as its estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the nature, timing, and extent of elimination or change of the restrictions on the Company’s operations and the extent and timing of the economic recovery globally, nationally, and specifically within the gaming industry. If such assumptions are not accurate, the Company may be required to record impairment charges in future periods, whether in connection with its regular review procedures, or earlier, if an indicator of an impairment is present prior to such evaluation.

Note 4 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Interest	$13,173	$6,168
Gaming liabilities	11,232	12,311
Accrued taxes, other than income taxes	9,609	9,035
Other accrued liabilities	8,706	5,549
Deposits	4,492	2,284
Total current accrued liabilities	$47,212	$35,347
Note 5 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Term Loan	$625,000	$650,000
2026 Unsecured Notes	375,000	375,000
Finance lease liabilities	2,887	3,005
Notes payable	168	602
Total long-term debt and finance leases	1,003,055	1,028,607
Unamortized discount	(10,778)	(11,689)
Unamortized debt issuance costs	(5,080)	(5,392)
Total long-term debt and finance leases after debt issuance costs and discount	987,197	1,011,526
Current portion of long-term debt and finance leases	(655)	(1,057)
Long-term debt, net and finance leases	$986,542	$1,010,469
Senior Secured Credit Facility
In October 2017, the Company entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of an $800 million term loan (the “Term Loan”) maturing on October 20, 2024 and a $100 million revolving credit facility (the “Revolving Credit Facility”)) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The Revolving Credit Facility was subsequently increased from $100 million to $200 million in 2018, increasing the total Credit Facility capacity to $1.0 billion. On October 12, 2021, the Company further modified the terms of the Revolving Credit Facility by increasing its size to $240 million and extending the maturity date from October 20, 2022 to April 20, 2024. The Company incurred $0.7 million in debt modification costs and fees related to this modification of the Revolving Credit Facility that have been deferred and are being amortized over the term of the Revolving Credit Facility using the straight-line method.
As of March 31, 2022, the Company had $625 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 3.75% for the three months ended March 31, 2022.
The Company made multiple prepayments of the principal under the Term Loan during 2021, thereby eliminating the requirement to make any further quarterly installment payments prior to maturity. During the three months ended March 31, 2022, the Company prepaid an additional $25 million of principal under the Term Loan, which reduced the final installment payment due at the maturity date of October 20, 2024 to $625 million. During the three months ended March 31, 2022, the Company recorded a non-cash charge in the amount of $0.2 million for the accelerated amortization of the debt issuance costs and discount related to the prepayment of the Term Loan.
The Company was in compliance with its financial and other covenants under the Credit Facility as of March 31, 2022.
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
On August 3, 2021, the Company’s Board of Directors increased this authorization to $50 million. In December 2021, the Company repurchased 226,485 shares of its common stock pursuant to its share repurchase program in open market transactions at an average price of $46.87 per share, resulting in a charge to accumulated deficit of $10.6 million. In March 2022, the Company repurchased 268,791 shares of its common stock pursuant to its share repurchase program in open market transactions at an average price of $56.54 per share, resulting in a charge to accumulated deficit of $15.2 million. As of March 31, 2022, the Company had $24.2 million of remaining share repurchase availability under its August 3, 2021 share repurchase authorization. On May 3, 2022, the Company’s Board of Directors re-authorized its $50 million share repurchase program.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2022	2,141,494	$11.31
Granted	—	$—
Exercised	(36,000)	$9.80
Cancelled	—	$—
Expired	—	$—
Outstanding at March 31, 2022	2,105,494	$11.33
Exercisable at March 31, 2022	2,105,494	$11.33
There was no share-based compensation expense related to stock options for the three months ended March 31, 2022 and the Company recorded share-based compensation expense of $0.2 million for the three months ended March 31, 2021. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of March 31, 2022 and 2021.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	815,420	$18.17	705,577	(2)	$13.84
Granted	97,447	$53.51	83,579		$53.51
Performance adjustment	—	$—	534,383	(3)	$—
Vested	(338,644)	$15.79	(247,380)	(4)	$12.51
Cancelled	(18,693)	$14.95	—		$—
Outstanding at March 31, 2022	555,530	$25.93	1,076,159		$19.79
(1) The number of shares for the PSUs listed as granted represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of

PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
(2)    Includes 171,194 shares of PSUs granted in March 2019 that were certified below target during the three months ended March 31, 2021 and vested during the three months ended March 31, 2022. Also includes PSUs granted in March 2020 and March 2021 at “target.”
(3)    The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2022 and 200% of the target PSUs granted in March 2020 and March 2021 were deemed “earned” and will be eligible to vest on March 14, 2023 and 2024, respectively.
(4)    Includes 171,194 shares of PSUs granted in March 2019 and 76,186 shares of PSUs granted in March 2020 that vested during the three months ended March 31, 2022.
Share-based compensation expense related to RSUs was $1.6 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Share-based compensation expense related to PSUs was $1.5 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, there was $12.5 million and $11.3 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.2 years for both RSUs and PSUs. As of March 31, 2021, there was $11.3 million and $6.2 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.4 years for both RSUs and PSUs.
As of March 31, 2022, a total of 3,152,416 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2022 of 1,153,210 shares.
Note 7 — Income Tax
The Company’s effective income tax rates were (105.1)% and (2.9)% for the three months ended March 31, 2022 and 2021, respectively. Income tax benefit of $18.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to the change in valuation allowance against the Company’s deferred tax assets during the periods.
The Company performs a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. The Company has concluded that, as of March 31, 2022, it is more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets. This conclusion, and the resulting partial reversal of the deferred tax asset valuation allowance, is based upon consideration of several factors, including the Company’s three-year cumulative pre-tax book income position and its forecast of future profitability.
As of March 31, 2022, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of March 31, 2022 and December 31, 2021, the Company had no material uncertain tax positions.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	March 31, 2022
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$625,000	$621,094	Level 2
2026 Unsecured Notes	375,000	390,450	Level 2
Finance lease liabilities	2,887	2,887	Level 3
Notes payable	168	168	Level 3
Total debt	$1,003,055	$1,014,599

	December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$650,000	$650,813	Level 2
2026 Unsecured Notes	375,000	390,938	Level 2
Finance lease liabilities	3,005	3,005	Level 3
Notes payable	602	602	Level 3
Total debt	$1,028,607	$1,045,358
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of March 31, 2022 and December 31, 2021. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value is estimated to be equal to the carrying value.
Note 9 — Commitments and Contingencies
Participation Agreements
The Company enters into certain slot placement contracts in the form of participation agreements. Under participation agreements, the Company and the business location each hold a state issued gaming license in order to be able to receive a percentage of gaming revenue earned on the Company’s slot machines. The business location retains a percentage of the gaming revenue generated from the Company’s slot machines. The Company is considered to be the principal in these arrangements and therefore, records its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses.
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $52.8 million and $54.1 million for the three months ended March 31, 2022 and 2021, respectively.
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
In January 2021, the Company was affected by a ransomware cyber-attack that temporarily disrupted the Company’s access to certain information located on the Company’s network and incurred expenses relating thereto. The Company’s financial information and business operations were not materially affected. The Company implemented a variety of measures to further enhance its cybersecurity protections and minimize the impact of any future cyber incidents. The Company has insurance related to this event and has recovered a portion of the costs it incurred to remediate this matter, which amounts were received and recorded during 2021 and the three months ended March 31, 2022.
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
The May 26, 2021 amendment also provides for a contingent payment to be paid by Caesars to the Company of up to $15 million in the event Caesars completes a sale of the William Hill business in the United Kingdom. Under the amendment, the amount of this contingent payment is calculated in accordance with the terms set forth in the amendment and will depend on the amount of proceeds Caesars would receive from the sale, if any. In September 2021, Caesars announced that it executed an agreement to sell the non-US assets of William Hill to 888 Holdings Plc. In April 2022, Caesars announced that it lowered the sales price initially released in September 2021. Based upon the revised sales price announced by Caesars, as of March 31, 2022, the Company does not expect to receive any additional payments related to the contingency.
Note 10 — Segment Information
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
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision makers in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, acquisition and severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, and other non-cash charges, that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues
Nevada Casino Resorts
Gaming	$44,230	$38,826
Food and beverage	21,384	14,965
Rooms	22,029	15,628
Other	8,792	5,386
Nevada Casino Resorts revenues	$96,435	$74,805
Nevada Locals Casinos
Gaming	$29,381	$29,536
Food and beverage	6,179	5,513
Rooms	2,244	1,478
Other	2,085	2,018
Nevada Locals Casinos revenues	$39,889	$38,545
Maryland Casino Resort
Gaming	$14,457	$13,032
Food and beverage	1,648	1,442
Rooms	1,473	1,292
Other	314	334
Maryland Casino Resort revenues	$17,892	$16,100
Distributed Gaming
Gaming	$102,719	$95,606
Food and beverage	13,245	11,884
Other	3,258	2,419
Distributed gaming revenues	$119,222	$109,909
Corporate and Other	206	337
Total revenues	$273,644	$239,696

	Three Months Ended March 31,
(In thousands)	2022	2021
Adjusted EBITDA
Nevada Casino Resorts	$33,575	$26,655
Nevada Locals Casinos	20,038	19,552
Maryland Casino Resort	5,572	4,873
Distributed Gaming	22,053	20,880
Corporate and Other	(13,913)	(12,462)
Total Adjusted EBITDA	67,325	59,498
Adjustments
Depreciation and amortization	(26,276)	(27,186)
Change in non-cash lease expense	(181)	(439)
Share-based compensation	(3,672)	(3,005)
Gain (loss) on disposal of assets	41	(209)
Loss on debt extinguishment and modification	(181)	—
Preopening and related expenses (1)	(55)	(120)
Other, net	(4,296)	(2,168)
Interest expense, net	(15,118)	(16,048)
Income tax benefit	18,479	297
Net Income	$36,066	$10,620
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Distributed Gaming	Corporate and Other	Consolidated
Balance at March 31, 2022	$808,374	$166,486	$41,600	$403,218	$184,461	$1,604,139

Balance at December 31, 2021	$811,016	$165,362	$41,403	$411,342	$186,441	$1,615,564
Note 11 — Related Party Transactions
The Company historically leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. On May 24, 2021 the building was sold to an independent third party, and therefore this lease is no longer with a related party. The rent expense for the office headquarters building prior to the sale of the building to an independent third party was $0.3 million for the three months ended March 31, 2021. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three months ended March 31, 2022 and 2021 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of March 31, 2022 and December 31, 2021. In addition, Golden and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The amount due and payable by the Company under such arrangements was insignificant as of March 31, 2022 and December 31, 2021. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for additional office space in a building owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for each of the three months ended March 31, 2022 and 2021. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for

Company business purposes pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company did not use the aircraft and did not incur any costs under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. during the three months ended March 31, 2022. The Company paid $0.2 million under such agreements for the three months ended March 31, 2021. The Company was owed $0.1 million under such agreements as of March 31, 2022 and no amount was owed to or due from the Company under such agreements as of December 31, 2021.
Note 12 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. Other than the re-authorization of the Company’s share repurchase program discussed in “Note 6 — Shareholders’ Equity and Stock Incentive Plans,” there have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months ended March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “us” and “our” refer to Golden Entertainment, Inc. together with its subsidiaries.
The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) previously filed with the Securities and Exchange Commission (“SEC”).
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
Impact of COVID-19
In response to the COVID-19 pandemic, during the week of March 16, 2020 the Governors of Nevada, Maryland and Montana issued emergency executive orders mandating temporary closures of all of our properties and suspension of our distributed gaming operations at third-party locations. We re-opened our casino properties and resumed our distributed gaming operations during the second and third quarters of 2020. However, the implementation of protocols intended to protect team members, gaming patrons and guests from potential COVID-19 exposure continued to limit our operations post re-opening. While some of these restrictions were eased during 2021, our properties and distributed gaming operations may be subject to temporary, complete or partial closures in the future and it is unknown how the uncertainties associated with the pandemic will continue to impact our operations. Further, as a result of the impact of the pandemic, the operations of the Colorado Belle property remain suspended.
We anticipate being able to fund our operations over the next 12 months with the cash provided by our operating activities and, if needed, supplemented by the cash we currently have available and the borrowing capacity available under our $240 million revolving credit facility (the “Revolving Credit Facility”). To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, we may obtain additional financing, which could consist of debt, convertible debt or equity financing from public or private credit and capital markets.
Operations
We conduct our business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort and Distributed Gaming.
The following table sets forth certain information regarding our operations by reportable segment as of March 31, 2022 (certain amenities at our casino properties may remain closed or operate in a limited capacity).

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	80,000	711	45	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	57,000	1,095	29	1,906
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	52,864	643	20	1,052
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—	—

Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	55,200	648	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	47,500	713	10	259
Gold Town Casino	Pahrump, NV	10,000	188	—	—
Lakeside Casino & RV Park	Pahrump, NV	10,000	156	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	19,875	326	9	69

Maryland Casino Resort
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	25,447	630	16	198

Distributed Gaming
Nevada distributed gaming	Nevada	—	7,291	—	—
Nevada taverns	Nevada	—	1,033	—	—
Montana distributed gaming	Montana	—	3,527	—	—
Totals		357,886	16,961	129	6,216
(1)The operations of the Colorado Belle remain suspended.
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
Laughlin casinos: We own and operate three casino resorts in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming and sportsbook facilities, the Aquarius has nine restaurants and the Edgewater offers six restaurants. The Edgewater also offers dedicated entertainment venues, including the Laughlin Event Center.
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
Maryland Casino Resort
Our Maryland Casino Resort segment is comprised of our Rocky Gap casino resort, which is geographically disparate from our Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to our Nevada Casino Resorts. In addition to hotel rooms and gaming, Rocky Gap offers a full range of amenities, including three restaurants, a signature golf course, spa and pool.
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
As part of our Distributed Gaming segment, we own and operate a limited number of branded tavern locations, where we control the food and beverage operations as well as the slot machines located within the tavern. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar. As of March 31, 2022, we owned and operated 65 branded taverns, which offered a total of over 1,000 onsite slot machines. We continue to look for opportunistic and accretive opportunities to pursue additional tavern openings and acquisitions.
In Nevada, we generally enter into two types of slot placement contracts as part of our Distributed Gaming business: space lease agreements and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our slot machines at a business location and we are the sole holder of the applicable gaming license that allows us to operate such slot machines. Under participation agreements, the business location retains a percentage of the gaming revenue generated from our slot machines, and as a result both the business location and Golden are required to hold a gaming license. In Montana, our slot and amusement device placement contracts are all participation agreements.

Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues
Gaming	$190,787	$177,000
Food and beverage	42,456	33,804
Rooms	25,746	18,398
Other	14,655	10,494
Total revenues	273,644	239,696
Expenses
Gaming	105,651	96,372
Food and beverage	31,457	23,541
Rooms	12,474	9,610
Other operating	3,976	2,696
Selling, general and administrative	60,910	53,591
Depreciation and amortization	26,276	27,186
(Gain) loss on disposal of assets	(41)	209
Preopening expenses	55	120
Total expenses	240,758	213,325
Operating income	32,886	26,371
Non-operating expense
Interest expense, net	(15,118)	(16,048)
Loss on debt extinguishment and modification	(181)	—
Total non-operating expense, net	(15,299)	(16,048)
Income before income tax benefit	17,587	10,323
Income tax benefit	18,479	297
Net income	$36,066	$10,620
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues
The $33.9 million, or 14%, increase in revenues for the three months ended March 31, 2022 compared to the prior year period resulted from increases of $13.8 million, $8.7 million, $7.3 million and $4.1 million in gaming, food and beverage, room, and other revenues, respectively. The increase in revenues for the three months ended March 31, 2022 was primarily due to an increase in occupancy of our hotel rooms for certain resort casino properties and guest visitation along with further easing of COVID-19 mitigation measures during the three months ended March 31, 2022 as compared to the prior year period.
Operating Expenses
The $21.3 million, or 16%, increase in operating expenses for the three months ended March 31, 2022 compared to the prior year period resulted from increases of $9.3 million, $7.9 million, $2.8 million, and $1.3 million in gaming, food and beverage, room, and other operating expenses, respectively. The increase in operating expenses for the three months ended March 31, 2022 was primarily driven by an increase in occupancy of our hotel rooms and guest visitation due to the easing of COVID-19 mitigation measures.
Selling, General and Administrative Expenses
The $7.3 million, or 14%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to the further easing of COVID-19 mitigation measures during the three months ended March 31, 2022. In the prior year period, our operations continued to be subject to mandatory capacity limitation requirements and the other COVID-19 related protocols discussed above, which resulted in lower payroll and other expenses. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses for the three months ended March 31, 2022 of $0.9 million, or 3%, compared to the prior year period was primarily related to long-lived assets acquired in connection with the American Casino and Entertainment Properties LLC acquisition being fully depreciated and amortized.
(Gain) Loss on Disposal of Assets
Gain on disposal of assets for the three months ended March 31, 2022 was primarily driven by sales of used equipment in our Distributed Gaming segment. Loss of $0.2 million for the comparable prior year period primarily related to the disposals of property and equipment in our Distributed Gaming segment.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations. Preopening expenses for the three months ended March 31, 2022 and 2021 primarily related to our planned expansion into new markets for our Distributed Gaming segment.
Non-Operating Expense, Net
The decrease of $0.7 million, or 5%, in non-operating expense, net, for the three months ended March 31, 2022 over the prior year period was driven primarily by the decrease in interest expense, net, in the amount of $0.9 million due to the prepayment of our term loan borrowings, partially offset by a non-cash charge in the amount of $0.2 million for the accelerated amortization of the debt issuance costs and discount, as discussed in “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Income Taxes
The effective income tax rates were (105.1)% and (2.9)% for the three months ended March 31, 2022 and 2021, respectively, which differed from the federal tax rate of 21% due primarily to the change in valuation allowance.
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
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, acquisition and severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in non-cash lease expense, and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues
Nevada Casino Resorts	$96,435	$74,805
Nevada Locals Casinos	39,889	38,545
Maryland Casino Resort	17,892	16,100
Distributed Gaming	119,222	109,909
Corporate and Other	206	337
Total Revenues	$273,644	$239,696

Adjusted EBITDA
Nevada Casino Resorts	$33,575	$26,655
Nevada Locals Casinos	20,038	19,552
Maryland Casino Resort	5,572	4,873
Distributed Gaming	22,053	20,880
Corporate and Other	(13,913)	(12,462)
Total Adjusted EBITDA	$67,325	$59,498

Net income	$36,066	$10,620
Adjustments
Depreciation and amortization	26,276	27,186
Change in non-cash lease expense	181	439
Share-based compensation	3,672	3,005
(Gain) loss on disposal of assets	(41)	209
Loss on debt extinguishment and modification	181	—
Preopening and related expenses (1)	55	120
Other, net	4,296	2,168
Interest expense, net	15,118	16,048
Income tax benefit	(18,479)	(297)
Adjusted EBITDA	$67,325	$59,498
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Nevada Casino Resorts
Revenues and Adjusted EBITDA increased by $21.6 million, or 29%, and $6.9 million, or 26%, respectively, for the three months ended March 31, 2022 compared to the prior year period primarily due to an increase in occupancy of our hotel rooms due to the further easing of COVID-19 mitigation measures.
Nevada Locals Casinos
Revenues and Adjusted EBITDA increased by $1.3 million, or 3%, and $0.5 million, or 2%, respectively, for the three months ended March 31, 2022 compared to the prior year period primarily due to an increase in demand for gaming and guest visitation and a related increase in occupancy of our hotel rooms due to the further easing of COVID-19 mitigation measures.
Maryland Casino Resort
Revenues and Adjusted EBITDA increased by $1.8 million, or 11%, and $0.7 million, or 14%, respectively, for the three months ended March 31, 2022 compared to the prior year period primarily due to an increase in demand for gaming and guest visitation and a related increase in occupancy of our hotel rooms due to the further easing of COVID-19 mitigation measures.

Distributed Gaming
Revenues and Adjusted EBITDA increased by $9.3 million, or 8%, and $1.2 million, or 6%, respectively, for the three months ended March 31, 2022 compared to the prior year period primarily due to an increase in demand for gaming and further easing of COVID-19 mitigation measures.
Adjusted EBITDA Margin
For the three months ended March 31, 2022, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 35%, 50%, 31% and 18% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino and Distributed Gaming, respectively, as compared to Adjusted EBITDA margins of 36%, 51%, 30% and 19% for the three months ended March 31, 2021. The lower Adjusted EBITDA margins in our Distributed Gaming segment reflect the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses. In the event our Adjusted EBITDA margins demonstrate new trends and developments in future periods, we may be required to identify additional reportable segments in future filings.
Liquidity and Capital Resources
As of March 31, 2022, we had $202.3 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months. As of March 31, 2022, we had borrowing availability of $240 million under our revolving credit facility (refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information regarding our revolving credit facility).
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
Cash Flows
Net cash provided by operating activities was $43.5 million and $52.2 million for the three months ended March 31, 2022 and 2021, respectively. The $8.7 million, or 17%, decrease in operating cash flows for the three months ended March 31, 2022 compared to the prior year period primarily related to the timing of working capital spending.
Net cash used in investing activities was $10.7 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively. The $6.0 million, or 128%, increase in net cash used in investing activities for the three months ended March 31, 2022 compared to the prior year period related to the increase in our capital expenditures.
Net cash used in financing activities was $51.1 million and $5.7 million for the three months ended March 31, 2022 and 2021, respectively. The $45.4 million, or 796%, increase in net cash used in financing activities during the three months ended March 31, 2022 compared to the prior year period primarily related to the prepayment of outstanding term loan borrowings with a principal amount of $25.0 million (refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements), $15.2 million in open market repurchases of our common stock pursuant to the share repurchase program and $10.3 million in tax withholding on option exercises and the vesting of RSUs.
Long-Term Debt
Refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements and Supplemental Data of this Quarterly Report for discussion of our debt instruments.
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

On August 3, 2021, our Board of Directors increased the March 12, 2019 authorization to $50 million. In December 2021, we repurchased 226,485 shares of our common stock pursuant to our share repurchase program in open market transactions at an average price of $46.87 per share, resulting in a charge to accumulated deficit of $10.6 million. In March 2022, we repurchased 268,791 shares of our common stock pursuant to our share repurchase program in open market transactions at an average price of $56.54 per share, resulting in a charge to accumulated deficit of $15.2 million. As of March 31, 2022, we had $24.2 million of remaining share repurchase availability under our August 3, 2021 share repurchase authorization. On May 3, 2022, our Board of Directors re-authorized our $50 million share repurchase program.
Other Items Affecting Liquidity
The outcome of the following specific matters, including our commitments and contingencies, may also affect our liquidity.
Commitments, Capital Spending and Development
We perform on-going refurbishment and maintenance at our facilities, of which certain maintenance costs are capitalized if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We intend to fund such capital expenditures through our operating cash flows and borrowings under our revolving credit facility.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.
Commitments and Contractual Obligations
For the three months ended March 31, 2022, there were no material changes in our commitments under contractual obligations as compared to those disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Items Affecting Liquidity – Contractual Obligations in our Annual Report other than those discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2022, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of March 31, 2022, we had $625 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 3.75% for the three months ended March 31, 2022. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.1 million over a twelve-month period.
As of March 31, 2022, our investment portfolio included $202.3 million in cash and cash equivalents and we did not hold any short-term investments.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 9 — Commitments and Contingencies — Legal Matters and Other” in Part I, Item 1: Financial Statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our share repurchase program authorized by our Board of Directors on March 12, 2019. This authorization was increased on August 3, 2021 from $25 million to $50 million, and as of March 31, 2022, we had $24.2 million of remaining share repurchase availability under this share repurchase authorization. On May 3, 2022, our Board of Directors re-authorized our $50 million share repurchase program. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice (refer to “Note 6 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for additional information regarding our share repurchase program). All of our share repurchases during the first quarter of 2022 were made through open market transactions. The following table presents our common stock purchases made pursuant to our share repurchase program during the three months ended March 31, 2022:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
January 1-31, 2022	—	$—	—	$39.4
February 1-28, 2022	—	$—	—	$39.4
March 1-31, 2022	268,791	$56.54	268,791	$24.2	(1)
(1) Our Board of Directors increased the amount authorized for share repurchases to $50 million on May 3, 2022.

ITEM 5. OTHER INFORMATION
On May 3, 2022, our Board of Directors approved an amendment to our Seventh Amended and Restated Bylaws to revise Article 3, Shareholders, to provide that we will have no obligation to assist or incur liability for any shareholder (other than a shareholder who is an active officer, director or employee of Golden) in any gaming application or approval relating to the shares held by such shareholder. The foregoing summary is qualified in its entirety by the full text of the Eighth Amended and Restated Bylaws, which are filed as Exhibit 3.1 hereto and are incorporated herein by reference.
On May 3, 2022, we entered into the Third Amendment to Employment Agreement by and between Golden Entertainment, Inc. and Blake L. Sartini, which provides for, among other things, (1) an increase to Mr. Sartini’s annual base salary rate from $1,000,000 to $1,050,000, or such amount as may from time to time be determined by the Compensation Committee of the Board of Directors, and (2) an increase to Mr. Sartini’s annual incentive target bonus from 125% to 150% of his annual base salary.
On May 3, 2022, we entered into the Fourth Amendment to Employment Agreement by and between Golden Entertainment, Inc. and Charles Protell, which provides for, among other things, (1) an increase to Mr. Protell’s annual base salary rate from $750,000 to $785,000, or such amount as may from time to time be determined by the Compensation Committee of the Board of Directors and (2) an increase to Mr. Protell’s annual incentive target bonus from 100% to 115% of his annual base salary.
On May 3, 2022, we entered into the Fourth Amendment to Employment Agreement by and between Golden Entertainment, Inc. and Stephen Arcana, which provides for, among other things, (1) an increase to Mr. Arcana’s annual base salary rate from $600,000 to $630,000, or such amount as may from time to time be determined by the Compensation Committee of the Board of Directors, and (2) an increase to Mr. Arcana’s annual incentive target bonus from 100% to 115% of his annual base salary.
On May 3, 2022, we entered into the Second Amendment to Amended and Restated Employment Agreement by and between Golden Entertainment, Inc. and Blake L. Sartini II, which provides for, among other things, (1) an increase to Mr. Sartini II’s annual base salary rate from $425,000 to $450,000, or such amount as may from time to time be determined by the Compensation Committee of the Board of Directors, and (2) an increase to Mr. Sartini II’s annual incentive target bonus from 50% to 85% of his annual base salary.
Copies of the amendments to the employment agreements with Messrs. Sartini, Arcana, Protell and Sartini II are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits	Description

3.1	Eighth Amended and Restated Bylaws of Golden Entertainment, Inc.

10.1#	Third Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini

10.2#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Charles H. Protell

10.3#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Stephen A. Arcana

10.4#	Second Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini II

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: May 6, 2022	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)