Form 10-Q
period 2022-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2022-08-05
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2022, the registrant had 28,505,387 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$179,163	$220,540
Accounts receivable, net of allowance for credit losses of $682 and $481 at June 30, 2022 and December 31, 2021, respectively	18,559	18,720
Prepaid expenses	19,967	15,108
Inventories	7,194	6,637
Other	3,244	2,933
Total current assets	228,127	263,938
Property and equipment, net	875,962	904,220
Operating lease right-of-use assets, net	161,471	179,251
Goodwill	158,396	158,396
Intangible assets, net	94,296	98,058
Deferred income tax assets	15,053	—
Other assets	13,544	11,701
Total assets	$1,546,849	$1,615,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$655	$1,057
Current portion of operating leases	36,885	40,151
Accounts payable	20,434	19,102
Accrued payroll and related	24,975	31,309
Accrued liabilities	36,415	35,347
Total current liabilities	119,364	126,966
Long-term debt, net and non-current finance leases	950,939	1,010,469
Non-current operating leases	140,887	155,098
Deferred income tax liabilities	—	1,861
Other long-term obligations	631	1,629
Total liabilities	1,211,821	1,296,023
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,501 and 28,830 common shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	285	288
Additional paid-in capital	473,696	477,829
Accumulated deficit	(138,953)	(158,576)
Total shareholders’ equity	335,028	319,541
Total liabilities and shareholders’ equity	$1,546,849	$1,615,564
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Gaming	$196,679	$204,957	$387,466	$381,957
Food and beverage	44,451	44,938	86,907	78,742
Rooms	33,174	30,249	58,920	48,647
Other	15,068	12,323	29,723	22,817
Total revenues	289,372	292,467	563,016	532,163
Expenses
Gaming	109,740	106,805	215,391	203,177
Food and beverage	32,546	29,533	64,003	53,074
Rooms	13,816	12,383	26,290	21,993
Other operating	5,346	3,099	9,322	5,795
Selling, general and administrative	57,287	53,285	118,197	106,876
Depreciation and amortization	25,332	26,682	51,608	53,868
Loss on disposal of assets	710	610	669	819
Preopening expenses	4	109	59	229
Total expenses	244,781	232,506	485,539	445,831
Operating income	44,591	59,961	77,477	86,332
Non-operating (expense) income
Other non-operating income	—	60,000	—	60,000
Interest expense, net	(14,738)	(16,169)	(29,856)	(32,217)
Loss on debt extinguishment	(1,073)	—	(1,254)	—
Total non-operating (expense) income, net	(15,811)	43,831	(31,110)	27,783
Income before income tax (provision) benefit	28,780	103,792	46,367	114,115
Income tax (provision) benefit	(7,560)	(786)	10,919	(489)
Net income	$21,220	$103,006	$57,286	$113,626

Weighted-average common shares outstanding
Basic	28,877	28,621	28,885	28,421
Diluted	31,633	31,611	31,889	31,285
Net income per share
Basic	$0.73	$3.60	$1.98	$4.00
Diluted	$0.67	$3.26	$1.80	$3.63
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	303	3	98	—	101
Share-based compensation	—	—	2,669	—	2,669
Tax benefit from share-based compensation	—	—	(3,439)	—	(3,439)
Net income	—	—	—	10,620	10,620
Balance, March 31, 2021	28,462	$285	$470,047	$(299,119)	$171,213
Issuance of stock on options exercised and restricted stock units vested	408	4	—	—	4
Share-based compensation	—	—	2,586	—	2,586
Tax benefit from share-based compensation	—	—	(122)	—	(122)
Net income	—	—	—	103,006	103,006
Balance, June 30, 2021	28,870	$289	$472,511	$(196,113)	$276,687

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	419	4	—	—	4
Repurchases of common stock	(269)	(2)	—	(15,194)	(15,196)
Share-based compensation	—	—	3,141	—	3,141
Tax benefit from share-based compensation	—	—	(10,298)	—	(10,298)
Net income	—	—	—	36,066	36,066
Balance, March 31, 2022	28,980	$290	$470,672	$(137,704)	$333,258
Issuance of stock on options exercised and restricted stock units vested	36	—	—	—	—
Repurchases of common stock	(515)	(5)	—	(22,469)	(22,474)
Share-based compensation	—	—	3,295	—	3,295
Tax benefit from share-based compensation	—	—	(271)	—	(271)
Net income	—	—	—	21,220	21,220
Balance, June 30, 2022	28,501	$285	$473,696	$(138,953)	$335,028
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$57,286	$113,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,608	53,868
Change in non-cash lease expense	411	660
Share-based compensation	6,436	5,255
Amortization of debt issuance costs and discounts on debt	2,236	2,329
Loss on disposal of assets	669	819
Provision for credit losses	300	217
Deferred income taxes	(16,914)	433
Loss on debt extinguishment	1,254	—
Changes in operating assets and liabilities:
Accounts receivable	(139)	(67,122)
Prepaid expenses, inventories and other current assets	(5,727)	(7,095)
Other assets	(1,985)	(872)
Accounts payable and other accrued expenses	(3,279)	17,793
Other liabilities	(1,104)	(540)
Net cash provided by operating activities	91,052	119,371
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(21,015)	(11,438)
Proceeds from disposal of property and equipment	102	226
Net cash used in investing activities	(20,913)	(11,212)
Cash flows from financing activities
Repayments of term loan	(25,000)	(47,000)
Repurchases of senior notes	(37,539)	—
Repayments of notes payable	(464)	(2,815)
Principal payments under finance leases	(266)	(5,924)
Payment for debt extinguishment and modification costs	(12)	—
Tax withholding on share-based payments	(10,569)	(3,561)
Proceeds from issuance of common stock, net of costs	4	7
Proceeds from exercise of stock options	—	98
Repurchases of common stock	(37,670)	—
Net cash used in financing activities	(111,516)	(59,195)
Cash and cash equivalents
Change in cash and cash equivalents	(41,377)	48,964
Balance, beginning of period	220,540	103,558
Balance, end of period	$179,163	$152,522

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow disclosures
Cash paid for interest	$27,418	$29,533
Cash paid for income taxes	6,084	—
Non-cash investing and financing activities
Payables incurred for capital expenditures	$2,372	$643
Loss on debt extinguishment	1,254	—
Operating lease right-of-use assets obtained in exchange for lease obligations	6,750	36,059
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
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations in 2020, some of which continued in 2021. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in substantial changes in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of the rent expense of $0.6 million and $2.3 million for the three and six months ended June 30, 2021. Rent expense that was not forgiven was recorded in future periods as those deferred payments were paid to the Company’s lessors.
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
Note 2 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Land	$125,240	$125,240
Building and improvements	940,435	937,759
Furniture and equipment	248,913	246,323
Construction in process	23,606	16,347
Property and equipment	1,338,194	1,325,669
Accumulated depreciation	(462,232)	(421,449)
Property and equipment, net	$875,962	$904,220
Depreciation expense for property and equipment, including finance leases, was $23.4 million and $47.8 million for the three and six months ended June 30, 2022, respectively, and $24.7 million and $49.7 million for the three and six months ended June 30, 2021, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Due to the significant impact of the COVID-19 pandemic on the Company’s operations, the Company decided to keep operations of its Colorado Belle property suspended. Based on the results of its interim impairment assessments conducted during the three and six months ended June 30, 2022 and 2021, the Company concluded that there was no impairment of the Company’s long-lived assets.
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
Note 3 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and six months ended June 30, 2022 and 2021, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill activity by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Distributed Gaming	Total Goodwill
Balance, December 31, 2021 and June 30, 2022	$22,105	$38,187	$—	$98,104	$158,396

Intangible assets, net, consisted of the following:

	June 30, 2022
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(38,811)	—	42,294
Player relationships	2-14	42,990	(40,134)	—	2,856
Non-compete agreements	2-5	9,840	(8,738)	—	1,102
Gaming license (1)	15	2,100	(1,280)	—	820
In-place lease value	4	1,170	(1,170)	—	—
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,390)	—	424
		139,589	(92,093)	—	47,496
Balance, June 30, 2022		$193,279	$(92,093)	$(6,890)	$94,296
(1)Relates to Rocky Gap.

	December 31, 2021
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(35,879)	—	45,226
Player relationships	2-14	42,990	(39,812)	—	3,178
Non-compete agreements	2-5	9,840	(8,349)	—	1,491
Gaming license (1)	15	2,100	(1,210)	—	890
In-place lease value	4	1,170	(1,155)	—	15
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,356)	—	458
		139,589	(88,331)	—	51,258
Balance, December 31, 2021		$193,279	$(88,331)	$(6,890)	$98,058
(1)Relates to Rocky Gap.
Total amortization expense related to intangible assets was $1.9 million and $3.8 million for the three and six months ended June 30, 2022, respectively, and $2.0 million and $4.2 million for the three and six months ended June 30, 2021, respectively.
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

Note 4 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Gaming liabilities	$11,855	$12,311
Accrued taxes, other than income taxes	9,340	9,035
Other accrued liabilities	6,068	5,549
Interest	5,644	6,168
Deposits	3,508	2,284
Total current accrued liabilities	$36,415	$35,347
Note 5 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Term Loan	$625,000	$650,000
2026 Unsecured Notes	337,461	375,000
Finance lease liabilities	2,738	3,005
Notes payable	138	602
Total long-term debt and finance leases	965,337	1,028,607
Unamortized discount	(9,386)	(11,689)
Unamortized debt issuance costs	(4,357)	(5,392)
Total long-term debt and finance leases after debt issuance costs and discount	951,594	1,011,526
Current portion of long-term debt and finance leases	(655)	(1,057)
Long-term debt, net and finance leases	$950,939	$1,010,469
Senior Secured Credit Facility
In October 2017, the Company entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of an $800 million term loan (the “Term Loan”) maturing on October 20, 2024 and a $100 million revolving credit facility (the “Revolving Credit Facility”)) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The Revolving Credit Facility was subsequently increased from $100 million to $200 million in 2018, increasing the total Credit Facility capacity to $1 billion. On October 12, 2021, the Company further modified the terms of the Revolving Credit Facility by increasing its size to $240 million and extending the maturity date from October 20, 2022 to April 20, 2024. The Company incurred $0.7 million in debt modification costs and fees related to this modification of the Revolving Credit Facility that have been deferred and are being amortized over the term of the Revolving Credit Facility using the straight-line method.
As of June 30, 2022, the Company had $625 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 3.86% and 3.81% for the three and six months ended June 30, 2022, respectively.
The Company made multiple prepayments of the principal under the Term Loan during 2021, thereby eliminating the requirement to make any further quarterly installment payments prior to maturity. During March 2022, the Company prepaid an additional $25 million of principal under the Term Loan, which reduced the final installment payment due at the maturity date of October 20, 2024 to $625 million. The Company recorded a non-cash charge in the amount of $0.2 million for the accelerated amortization of the debt issuance costs and discount related to the prepayment of the Term Loan.
The Company was in compliance with its financial and other covenants under the Credit Facility as of June 30, 2022.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
During June 2022, the Company repurchased $37.5 million in principal amount of 2026 Unsecured Notes in open market transactions, thereby reducing the final principal payment due at maturity to $337.5 million. The Company recorded a non-cash charge in the amount of $1.1 million for the accelerated amortization of the debt issuance costs and discount related to the repurchase of 2026 Unsecured Notes.
Note 6 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On August 3, 2021, the Company’s Board of Directors authorized a share repurchase program of $50 million. In December 2021, the Company repurchased 226,485 shares of its common stock pursuant to its share repurchase program in open market transactions at an average price of $46.87 per share, resulting in a charge to accumulated deficit of $10.6 million. In March 2022, the Company repurchased 268,791 shares of its common stock pursuant to its share repurchase program in open market transactions at an average price of $56.54 per share, resulting in a charge to accumulated deficit of $15.2 million. On May 3, 2022, the Company’s Board of Directors re-authorized its $50 million share repurchase program. During three months ended June 30, 2022, the Company repurchased 515,000 shares of its common stock pursuant to its share repurchase program at an average price of $43.63 per share, resulting in a charge to accumulated deficit of $22.5 million. As of June 30, 2022, the Company had $27.5 million of remaining share repurchase availability under its May 3, 2022 share repurchase authorization.
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
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2022	2,141,494	$11.31
Granted	—	$—
Exercised	(67,000)	$9.85
Cancelled	—	$—
Expired	—	$—
Outstanding at June 30, 2022	2,074,494	$11.36
Exercisable at June 30, 2022	2,074,494	$11.36
There was no share-based compensation expense related to stock options for the three and six months ended June 30, 2022 or for the three months ended June 30, 2021, and the Company recorded share-based compensation expense of $0.2 million for the six months ended June 30, 2021. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of June 30, 2022 and 2021.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	815,420	$18.17	705,577	(2)	$13.84
Granted	122,577	$52.05	83,579		$53.51
Performance adjustment	—		534,383	(3)	$—
Vested	(356,007)	$17.22	(247,380)	(4)	$12.51
Cancelled	(25,291)	$17.07	—		$—
Outstanding at June 30, 2022	556,699	$26.29	1,076,159		$19.79
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
(2)    Includes 171,194 shares of PSUs granted in March 2019 that were certified below target during the three months ended March 31, 2021 and vested in March 2022. Also includes PSUs granted in March 2020 and March 2021 at “target.”
(3)    The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2022 and 200% of the target PSUs granted in March 2020 and March 2021 were deemed “earned” and will be eligible to vest on March 14, 2023 and 2024, respectively.
(4)    Includes 171,194 shares of PSUs granted in March 2019 and 76,186 shares of PSUs granted in March 2020 that vested in March 2022.
Share-based compensation expense related to RSUs was $1.8 million and $3.3 million for the three and six months ended June 30, 2022, respectively, and $1.8 million and $3.1 million for the three and six months ended June 30, 2021, respectively. Share-based compensation expense related to PSUs was $1.5 million and $3.1 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $2.0 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, there was $11.8 million and $9.8 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.0 years for both RSUs and PSUs. As of June 30, 2021, there was $12.3 million and $5.7 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.2 years for both RSUs and PSUs.
As of June 30, 2022, a total of 3,133,884 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2022 of 1,153,210 shares.
Note 7 — Income Tax
The Company’s effective income tax rates were 26.3% and (23.5)% for the three and six months ended June 30, 2022, respectively, and 0.8% and 0.4% for the three and six months ended June 30, 2021, respectively.
The Company recorded income tax expense of $7.6 million for the three months ended June 30, 2022 and income tax benefit of $10.9 million for the six months ended June 30, 2022. The Company recorded income tax expense of $0.8 million and $0.5 million for the three and six months ended June 30, 2021, respectively.
A valuation allowance on the Company’s deferred tax assets resulted in an annual effective tax rate of less than 1% and lower income tax expense amounts in 2021. During the first quarter of 2022, the Company concluded that it was more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets, which resulted in a partial reversal of the deferred tax asset valuation allowance. The partial reversal of the deferred tax asset valuation allowance during the first quarter of 2022 resulted in the negative effective income tax rate and income tax benefit for the six months ended June 30, 2022. The effective income tax rate and the income tax expense for the three months ended June 30, 2022 differed from the federal tax rate of 21% due to the limitation of a tax deduction on executive compensation in excess of $1 million under the Internal Revenue Code Section 162(m).
As of June 30, 2022, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of June 30, 2022 and December 31, 2021, the Company had no material uncertain tax positions.

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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	June 30, 2022
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$625,000	$607,813	Level 2
2026 Unsecured Notes	337,461	335,774	Level 2
Finance lease liabilities	2,738	2,738	Level 3
Notes payable	138	138	Level 3
Total debt	$965,337	$946,463

	December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$650,000	$650,813	Level 2
2026 Unsecured Notes	375,000	390,938	Level 2
Finance lease liabilities	3,005	3,005	Level 3
Notes payable	602	602	Level 3
Total debt	$1,028,607	$1,045,358
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of June 30, 2022 and December 31, 2021. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value is estimated to be equal to the carrying value.
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

The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $55.2 million and $108.0 million for the three and six months ended June 30, 2022, respectively, and $59.5 million and $113.6 million for the three and six months ended June 30, 2021, respectively.
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
In September 2018, the Company entered into an agreement with American Wagering, Inc. and William Hill U.S. HoldCo, Inc. (collectively, “William Hill”), which contemplated that William Hill would be obligated to make a one-time payment to the Company in the event of a change of control transaction with respect to William Hill. Under this agreement, as amended, the April 22, 2021 acquisition of William Hill PLC by Caesars Entertainment, Inc. (“Caesars”) constituted the change of control event triggering this payment. On May 26, 2021, the Company, William Hill and Caesars executed an amendment to the agreement requiring William Hill and Caesars, as the acquiring party, to make a payment in the amount of $60 million by July 15, 2021. The Company received this payment in July 2021 and recognized $60 million in non-operating income for the year ended December 31, 2021.
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
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues
Nevada Casino Resorts
Gaming	$46,114	$50,018	$90,344	$88,844
Food and beverage	23,123	22,716	44,507	37,681
Rooms	28,573	26,164	50,602	41,792
Other	9,688	7,109	18,480	12,495
Nevada Casino Resorts revenues	$107,498	$106,007	$203,933	$180,812
Nevada Locals Casinos
Gaming	$29,048	$33,253	$58,429	$62,789
Food and beverage	6,301	6,323	12,480	11,836
Rooms	2,529	2,084	4,773	3,562
Other	1,907	1,867	3,992	3,885
Nevada Locals Casinos revenues	$39,785	$43,527	$79,674	$82,072
Maryland Casino Resort
Gaming	$15,456	$16,451	$29,913	$29,483
Food and beverage	2,222	2,111	3,870	3,553
Rooms	2,072	2,001	3,545	3,293
Other	796	677	1,110	1,011
Maryland Casino Resort revenues	$20,546	$21,240	$38,438	$37,340
Distributed Gaming
Gaming	$106,061	$105,235	$208,780	$200,841
Food and beverage	12,805	13,788	26,050	25,672
Other	2,503	2,380	5,761	4,799
Distributed gaming revenues	$121,369	$121,403	$240,591	$231,312
Corporate and other	174	290	380	627
Total revenues	$289,372	$292,467	$563,016	$532,163

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Adjusted EBITDA
Nevada Casino Resorts	$38,892	$46,635	$72,467	$73,291
Nevada Locals Casinos	19,795	23,576	39,833	43,127
Maryland Casino Resort	7,242	8,289	12,814	13,162
Distributed Gaming	22,194	24,913	44,247	45,793
Corporate and other	(13,107)	(12,401)	(27,020)	(24,863)
Total Adjusted EBITDA	75,016	91,012	142,341	150,510
Adjustments
Other non-operating income	—	60,000	—	60,000
Depreciation and amortization	(25,332)	(26,682)	(51,608)	(53,868)
Change in non-cash lease expense	(230)	(221)	(411)	(660)
Share-based compensation	(3,311)	(2,668)	(6,983)	(5,673)
Loss on disposal of assets	(710)	(610)	(669)	(819)
Loss on debt extinguishment	(1,073)	—	(1,254)	—
Preopening and related expenses (1)	(4)	(109)	(59)	(229)
Other, net	(838)	(761)	(5,134)	(2,929)
Interest expense, net	(14,738)	(16,169)	(29,856)	(32,217)
Income tax (expense) benefit	(7,560)	(786)	10,919	(489)
Net Income	$21,220	$103,006	$57,286	$113,626
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Distributed Gaming	Corporate and Other	Consolidated
Balance at June 30, 2022	$791,927	$160,664	$40,988	$407,644	$145,626	$1,546,849

Balance at December 31, 2021	$811,016	$165,362	$41,403	$411,342	$186,441	$1,615,564
Note 11 — Related Party Transactions
The Company historically leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. On May 24, 2021 the building was sold to an independent third party, and therefore this lease is no longer with a related party. The rent expense for the office headquarters building prior to the sale of the building to an independent third party was $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and six months ended June 30, 2022 and 2021 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of June 30, 2022 and December 31, 2021. In addition, Golden and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The amount due and payable by the Company under such arrangements was insignificant as of June 30, 2022 and December 31, 2021. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for additional office space in a building owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for each of the three and six months ended June 30, 2022 and 2021. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.

From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company paid $0.4 million under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. for each of the three and six months ended June 30, 2022. The Company paid $0.2 million and $0.4 million under such agreements for the three and six months ended June 30, 2021, respectively. The Company owed $0.1 million and $0.2 million under such agreements as of June 30, 2022 and December 31, 2021, respectively.
On May 18, 2022, the Company repurchased 210,000 shares of its common stock from Anthony A. Marnell III, an independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program at a price of $42.61 per share, resulting in a charge to accumulated deficit of $8.9 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed.
Note 12 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the six months ended June 30, 2022.

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
Operations
We conduct our business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort and Distributed Gaming.
The following table sets forth certain information regarding our operations by reportable segment as of June 30, 2022 (certain amenities at our casino properties may remain closed or operate in a limited capacity):

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	80,000	724	40	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	57,000	1,098	29	1,906
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	52,864	626	12	1,052
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—	—

Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	55,200	641	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	47,500	713	10	259
Gold Town Casino	Pahrump, NV	10,000	187	—	—
Lakeside Casino & RV Park	Pahrump, NV	10,000	164	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	19,875	328	9	69

Maryland Casino Resort
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	25,447	630	16	198

Distributed Gaming
Nevada distributed gaming	Nevada	—	7,318	—	—
Nevada taverns	Nevada	—	1,018	—	—
Montana distributed gaming	Montana	—	3,598	—	—
Totals		357,886	17,045	116	6,216
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
Distributed Gaming
Our Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in approximately 1,100 non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana, with a limited number of slot machines in each location. We own and operate over 11,900 slot machines and amusement devices as part of our Distributed Gaming segment, with the majority of gaming devices offered at these locations being video poker machines. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. We place our slot machines and amusement devices in locations where we believe they will receive maximum customer traffic.
As part of our Distributed Gaming segment, we own and operate a limited number of branded tavern locations, where we control the food and beverage operations as well as the slot machines located within the tavern. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar. As of June 30, 2022, we owned and operated over 60 branded taverns, which offered a total of over 1,000 onsite slot machines. We continue to look for opportunistic and accretive opportunities to pursue additional tavern openings and acquisitions.
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

Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues
Gaming	$196,679	$204,957	$387,466	$381,957
Food and beverage	44,451	44,938	86,907	78,742
Rooms	33,174	30,249	58,920	48,647
Other	15,068	12,323	29,723	22,817
Total revenues	289,372	292,467	563,016	532,163
Expenses
Gaming	109,740	106,805	215,391	203,177
Food and beverage	32,546	29,533	64,003	53,074
Rooms	13,816	12,383	26,290	21,993
Other operating	5,346	3,099	9,322	5,795
Selling, general and administrative	57,287	53,285	118,197	106,876
Depreciation and amortization	25,332	26,682	51,608	53,868
Loss on disposal of assets	710	610	669	819
Preopening expenses	4	109	59	229
Total expenses	244,781	232,506	485,539	445,831
Operating income	44,591	59,961	77,477	86,332
Non-operating (expense) income
Other non-operating income	—	60,000	—	60,000
Interest expense, net	(14,738)	(16,169)	(29,856)	(32,217)
Loss on debt extinguishment	(1,073)	—	(1,254)	—
Total non-operating (expense) income, net	(15,811)	43,831	(31,110)	27,783
Income before income tax (provision) benefit	28,780	103,792	46,367	114,115
Income tax (provision) benefit	(7,560)	(786)	10,919	(489)
Net income	$21,220	$103,006	$57,286	$113,626

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Revenues
The $3.1 million, or 1%, decrease in revenues for the three months ended June 30, 2022 compared to the prior year period resulted from decreases of $8.3 million and $0.5 million in gaming and food and beverage revenues, respectively, offset by increases of $2.9 million and $2.8 million in rooms and other revenues, respectively. The decrease in gaming revenues for the three months ended June 30, 2022 was primarily due to a decrease in demand for gaming across our casino properties. The increase in rooms revenue was primarily attributable to a higher average daily rate at certain resort casino properties followed by an increase in occupancy at certain of our Nevada Locals Casinos. The increase in other revenue was primarily driven by the events hosted at our Laughlin Event Center.
The $30.9 million, or 6%, increase in revenues for the six months ended June 30, 2022 compared to the prior year period resulted from increases of $5.5 million, $8.2 million, $10.3 million and $6.9 million in gaming, food and beverage, rooms, and other revenues, respectively. The increase in revenues for the six months ended June 30, 2022 was primarily attributable to an increase in occupancy of our hotel rooms and guest visitation due to the easing of COVID-19 mitigation measures as compared to the prior year period.
Operating Expenses
The $9.6 million, or 6%, increase in operating expenses for the three months ended June 30, 2022 compared to the prior year period resulted from increases of $2.9 million, $3.0 million, $1.4 million, and $2.3 million in gaming, food and beverage, rooms, and other operating expenses, respectively. The increase in operating expenses was primarily attributable to higher labor costs and cost of goods incurred during three months ended June 30, 2022, followed by an increase in other operating expenses related to the higher number of events hosted at our Laughlin Event Center.
The $31.0 million, or 11%, increase in operating expenses for the six months ended June 30, 2022 compared to the prior year period resulted from increases of $12.2 million, $10.9 million, $4.3 million, and $3.6 million in gaming, food and beverage, rooms, and other operating expenses, respectively. The increase in operating expenses was primarily driven by higher labor costs and cost of goods incurred during the six months ended June 30, 2022, followed by an increase in other operating expenses related to the higher number of events hosted at our Laughlin Event Center.
Selling, General and Administrative Expenses
The $4.0 million, or 8%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2022 compared to the prior year period was primarily attributable to the increase in payroll and related expenses followed by an increase in costs related to utilities and maintenance contracts.
The $11.3 million, or 11%, increase in SG&A expenses for the six months ended June 30, 2022 compared to the prior year period was primarily attributable to the increase in payroll and related expenses followed by an increase in costs related to utilities and maintenance contracts. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses for the three and six months ended June 30, 2022 of $1.4 million, or 5%, and $2.3 million, or 4%, respectively, compared to the prior year period was primarily related to long-lived assets acquired in connection with the American Casino and Entertainment Properties LLC acquisition being fully depreciated and amortized.
Loss on Disposal of Assets
Loss on disposal of assets for the three and six months ended June 30, 2022 and 2021 was primarily driven by sales of used equipment in our Distributed Gaming segment.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations. Preopening expenses for the three and six months ended June 30, 2022 and 2021 primarily related to our planned expansion into new markets for our Distributed Gaming segment.

Non-Operating (Expense) Income, Net
The decrease in non-operating income, net, of $59.6 million, or 136%, and $58.9 million, or 212%, and resulting non-operating expense for the three and six months ended June 30, 2022, respectively, compared to the prior year period was primarily driven by the decrease in other non-operating income in the amount of $60.0 million related to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill by Caesars Entertainment, Inc. discussed in “Note 9 — Commitments and Contingencies” in Part I, Item 1: Financial Statements. The interest expense, net decreased by $1.4 million, or 9%, and $2.4 million, or 7%, for the three and six months ended June 30, 2022, respectively, compared to the prior year period due to the prepayment of our term loan borrowings, offset by a non-cash charge in the amount of $1.1 million and $1.3 million for the three and six months ended June 30, 2022, respectively, for the accelerated amortization of the debt issuance costs and discount, as discussed in “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Income Taxes
The effective income tax rate was 26.3% for the three months ended June 30, 2022, which differed from the federal income tax rate of 21% due to the limitation of a tax deduction on executive compensation in excess of $1 million under the Internal Revenue Code Section 162(m). The effective income tax rate for the six months ended June 30, 2022 was (23.5)%. The negative effective income tax rate for the six months ended June 30, 2022 was a result of the partial release of the valuation allowance on our deferred tax assets during the first quarter of 2022. The effective income tax rates were 0.8% and 0.4% for the three and six months ended June 30, 2021, respectively, which differed from the federal tax rate of 21% due primarily to the change in valuation allowance.
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

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues
Nevada Casino Resorts	$107,498	$106,007	$203,933	$180,812
Nevada Locals Casinos	39,785	43,527	79,674	82,072
Maryland Casino Resort	20,546	21,240	38,438	37,340
Distributed Gaming	121,369	121,403	240,591	231,312
Corporate and other	174	290	380	627
Total Revenues	$289,372	$292,467	$563,016	$532,163

Adjusted EBITDA
Nevada Casino Resorts	$38,892	$46,635	$72,467	$73,291
Nevada Locals Casinos	19,795	23,576	39,833	43,127
Maryland Casino Resort	7,242	8,289	12,814	13,162
Distributed Gaming	22,194	24,913	44,247	45,793
Corporate and other	(13,107)	(12,401)	(27,020)	(24,863)
Total Adjusted EBITDA	$75,016	$91,012	$142,341	$150,510

Net income	$21,220	$103,006	$57,286	$113,626
Adjustments
Other non-operating income	—	(60,000)	—	(60,000)
Depreciation and amortization	25,332	26,682	51,608	53,868
Change in non-cash lease expense	230	221	411	660
Share-based compensation	3,311	2,668	6,983	5,673
Loss on disposal of assets	710	610	669	819
Loss on debt extinguishment	1,073	—	1,254	—
Preopening and related expenses (1)	4	109	59	229
Other, net	838	761	5,134	2,929
Interest expense, net	14,738	16,169	29,856	32,217
Income tax provision (benefit)	7,560	786	(10,919)	489
Adjusted EBITDA	$75,016	$91,012	$142,341	$150,510
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Nevada Casino Resorts
Revenues increased by $1.5 million, or 1%, and $23.1 million, or 13%, and Adjusted EBITDA decreased by $7.7 million, or 17% and $0.8 million, or 1%, for the three and six months ended June 30, 2022, respectively, compared to the prior year period. The increase in revenues was driven by increases in occupancy of our hotel rooms coupled with a higher average daily rate followed by the events hosted at our Laughlin Event Center. The decrease in Adjusted EBITDA is attributable to higher labor costs and cost of goods, followed by an increase in other operating expenses related to the higher number of events hosted at our Laughlin Event Center.
Nevada Locals Casinos
Revenues decreased by $3.7 million, or 9%, and $2.4 million, or 3%, and Adjusted EBITDA decreased by $3.8 million, or 16%, and $3.3 million, or 8%, for the three and six months ended June 30, 2022, respectively, compared to the prior year period primarily due to a slight decrease in demand for gaming with an increase in labor costs and cost of goods.
Maryland Casino Resort
Revenues decreased by $0.7 million, or 3%, for the three months ended June 30, 2022 compared to the prior year period primarily due to a slight decrease in demand for gaming and increased by $1.1 million, or 3%, for the six months ended June 30, 2022 compared to the prior year period due to a higher average daily rate and an increase in guest visitation due to the easing of COVID-19 mitigation measures as compared to 2021. Adjusted EBITDA decreased $1.0 million, or 13%, and $0.3 million, or 3%, respectively, for the three and six months ended June 30, 2022, compared to the prior year period primarily due to an increase in labor costs.
Distributed Gaming
Revenues for the three months ended June 30, 2022 remained relatively consistent with the comparable prior year period. Revenues for the six months ended June 30, 2022 increased by $9.3 million, or 4%, compared to the prior year period primarily due to the easing of COVID-19 mitigation measures as compared to 2021. Adjusted EBITDA decreased by $2.7 million, or 11%, and $1.5 million, or 3%, for the three and six months ended June 30, 2022, respectively, compared to the prior year period primarily due to an increase in labor costs and an increase in costs of providing gaming related services to third parties under our space lease and participation agreements.
Adjusted EBITDA Margin
For the three months ended June 30, 2022 Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 36%, 50%, 35% and 18% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino and Distributed Gaming, respectively, as compared to Adjusted EBITDA margins of 44%, 54%, 39% and 21%, respectively, for the comparable prior year period. For the six months ended June 30, 2022, Adjusted EBITDA margin was 36%, 50%, 33% and 18% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino and Distributed Gaming, respectively, as compared to 41%, 53%, 35% and 20%, respectively, for the comparable prior year period. The lower Adjusted EBITDA margins in our Distributed Gaming segment reflect the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses. In the event our Adjusted EBITDA margins demonstrate new trends and developments in future periods, we may be required to identify additional reportable segments in future filings.
Liquidity and Capital Resources
As of June 30, 2022, we had $179.2 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our revolving credit facility will be sufficient to meet our capital requirements during the next 12 months. As of June 30, 2022, we had borrowing availability of $240 million under our revolving credit facility (refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information regarding our revolving credit facility).
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
Cash Flows
Net cash provided by operating activities was $91.1 million and $119.4 million for the six months ended June 30, 2022 and 2021, respectively. The $28.3 million, or 24%, decrease in operating cash flows for the six months ended June 30, 2022 compared to the prior year period primarily related to a decrease in the operating income of $8.9 million. The prior year period also included the impact of $60.0 million in non-operating income related to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill by Caesars Entertainment, Inc. as discussed in “Note 9 — Commitments and Contingencies” in Part I, Item 1: Financial Statements. Such payment was recognized as of June 30, 2021 but not received until the third quarter of 2021.
Net cash used in investing activities was $20.9 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively. The $9.7 million, or 87%, increase in net cash used in investing activities for the six months ended June 30, 2022 compared to the prior year period related to the increase in our capital expenditures.
Net cash used in financing activities was $111.5 million and $59.2 million for the six months ended June 30, 2022 and 2021, respectively. The $52.3 million, or 88%, increase in net cash used in financing activities during the six months ended June 30, 2022 compared to the prior year period related to the prepayment of outstanding term loan borrowings with a principal amount of $25.0 million and repurchase of $37.5 million in principal amount of 2026 Unsecured Notes in open market transactions (refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements), followed by $37.7 million in repurchases of our common stock pursuant to our share repurchase program and a $7.0 million increase in cash paid for tax withholding on option exercises and the vesting of RSUs.
Long-Term Debt
Refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements and Supplemental Data of this Quarterly Report for discussion of our debt instruments.
Share Repurchase Program
On August 3, 2021, our Board of Directors authorized a share repurchase program of $50 million. In December 2021, we repurchased 226,485 shares of our common stock pursuant to our share repurchase program in open market transactions at an average price of $46.87 per share, resulting in a charge to accumulated deficit of $10.6 million. In March 2022, we repurchased 268,791 shares of our common stock pursuant to our share repurchase program in open market transactions at an average price of $56.54 per share, resulting in a charge to accumulated deficit of $15.2 million. On May 3, 2022, our Board of Directors re-authorized our $50 million share repurchase program. During the three months ended June 30, 2022, we repurchased 515,000 shares of our common stock pursuant to our share repurchase program at an average price of $43.63 per share, resulting in a charge to accumulated deficit of $22.5 million. As of June 30, 2022, we had $27.5 million of remaining share repurchase availability under the May 3, 2022 share repurchase authorization.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2022.
Commitments and Contractual Obligations
For the three and six months ended June 30, 2022, there were no material changes in our commitments under contractual obligations as compared to those disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Items Affecting Liquidity – Contractual Obligations in our Annual Report other than those discussed in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2022, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 5 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of June 30, 2022, we had $625 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 3.86% and 3.81% for the three and six months ended June 30, 2022, respectively. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.1 million over a twelve-month period.
As of June 30, 2022, our investment portfolio included $179.2 million in cash and cash equivalents and we did not hold any short-term investments.
We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate. While some LIBOR rates are now extended through June 2023, lenders are no longer allowed to issue new loans and other financial instruments that are linked to LIBOR. Although we are not able to predict what will become a widely accepted benchmark in place of LIBOR, or the exact impact such a transition may have, our current expectation is that this transition will not have a material impact on our business, financial condition or results of operations.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
During the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $50 million share repurchase program authorized by our Board of Directors on August 3, 2021 and re-authorized on May 3, 2022. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice (refer to “Note 6 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for additional information regarding our share repurchase program). Share repurchases executed during the three months ended June 30, 2022 included 210,000 shares repurchased from a related party as discussed in “Note 11 — Related Party Transactions” in Part I, Item 1: Financial Statements. The rest of the repurchases were made through open market transactions. The following table presents our common stock purchases made pursuant to our share repurchase program during the six months ended June 30, 2022:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
January 1-31, 2022	—	$—	—	$39.4
February 1-28, 2022	—	$—	—	$39.4
March 1-31, 2022	268,791	$56.54	268,791	$24.2
April 1-30, 2022	—	$—	—	$24.2
May 1-31, 2022	211,100	$42.59	211,100	$41.0	(1) (2)
June 1-30, 2022	303,900	$44.34	303,900	$27.5
(1) Our Board of Directors increased the amount authorized for share repurchases to $50 million on May 3, 2022.
(2) Includes 210,000 shares repurchased from Anthony A. Marnell III, an independent non-employee member of our Board of Directors, at a price of $42.61 per share.

ITEM 6. EXHIBITS

Exhibits	Description

3.1	Eighth Amended and Restated Bylaws of Golden Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q dated and filed on May 6, 2022)

10.1#
Third Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q dated and filed on May 6, 2022)

10.2#
Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Charles H. Protell (incorporated by reference to Exhibit 10.2 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q dated and filed on May 6, 2022)

10.3#
Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Stephen A. Arcana (incorporated by reference to Exhibit 10.3 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q dated and filed on May 6, 2022)

10.4#
Second Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini II (incorporated by reference to Exhibit 10.4 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q dated and filed on May 6, 2022)

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 5, 2022	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)