Form 10-Q
period 2022-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2022-11-07
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, the registrant had 28,505,387 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$170,486	$220,540
Accounts receivable, net of allowance for credit losses of $978 and $481 at September 30, 2022 and December 31, 2021, respectively	20,951	18,720
Prepaid expenses	18,357	15,108
Inventories	6,705	6,637
Other	8,305	2,933
Assets held for sale	41,210	—
Total current assets	266,014	263,938
Property and equipment, net	841,870	904,220
Operating lease right-of-use assets, net	156,920	179,251
Goodwill	158,396	158,396
Intangible assets, net	91,372	98,058
Deferred income tax assets	17,585	—
Other assets	15,516	11,701
Total assets	$1,547,673	$1,615,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$558	$1,057
Current portion of operating leases	43,953	40,151
Accounts payable	18,834	19,102
Accrued payroll and related	24,514	31,309
Accrued liabilities	40,882	35,347
Liabilities related to assets held for sale	10,343	—
Total current liabilities	139,084	126,966
Long-term debt, net and non-current finance leases	926,540	1,010,469
Non-current operating leases	129,255	155,098
Deferred income tax liabilities	—	1,861
Other long-term obligations	592	1,629
Total liabilities	1,195,471	1,296,023
Commitments and contingencies (Note 10)	—	—
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,505 and 28,830 common shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	285	288
Additional paid-in capital	476,867	477,829
Accumulated deficit	(124,950)	(158,576)
Total shareholders’ equity	352,202	319,541
Total liabilities and shareholders’ equity	$1,547,673	$1,615,564
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Gaming	$188,420	$193,167	$575,886	$575,124
Food and beverage	43,035	44,271	129,942	123,013
Rooms	30,765	31,566	89,685	80,213
Other	16,773	13,418	46,496	36,235
Total revenues	278,993	282,422	842,009	814,585
Expenses
Gaming	108,040	106,301	323,431	309,478
Food and beverage	33,090	32,182	97,093	85,256
Rooms	14,337	13,220	40,627	35,213
Other operating	4,531	4,635	13,853	10,430
Selling, general and administrative	59,389	54,457	177,586	161,333
Depreciation and amortization	24,286	26,474	75,894	80,342
Loss (gain) on disposal of assets	266	(72)	935	747
Preopening expenses	2	3	61	232
Total expenses	243,941	237,200	729,480	683,031
Operating income	35,052	45,222	112,529	131,554
Non-operating (expense) income
Other non-operating income	—	—	—	60,000
Interest expense, net	(15,709)	(15,535)	(45,565)	(47,752)
Loss on debt extinguishment	(158)	(759)	(1,412)	(759)
Total non-operating (expense) income, net	(15,867)	(16,294)	(46,977)	11,489
Income before income tax (provision) benefit	19,185	28,928	65,552	143,043
Income tax (provision) benefit	(5,182)	123	5,737	(366)
Net income	$14,003	$29,051	$71,289	$142,677

Weighted-average common shares outstanding
Basic	28,505	28,950	28,757	28,599
Diluted	31,148	31,854	31,640	31,537
Net income per share
Basic	$0.49	$1.00	$2.48	$4.99
Diluted	$0.45	$0.91	$2.25	$4.52
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	303	3	98	—	101
Share-based compensation	—	—	2,669	—	2,669
Tax benefit from share-based compensation	—	—	(3,439)	—	(3,439)
Net income	—	—	—	10,620	10,620
Balance, March 31, 2021	28,462	$285	$470,047	$(299,119)	$171,213
Issuance of stock on options exercised and restricted stock units vested	408	4	—	—	4
Share-based compensation	—	—	2,586	—	2,586
Tax benefit from share-based compensation	—	—	(122)	—	(122)
Net income	—	—	—	103,006	103,006
Balance, June 30, 2021	28,870	$289	$472,511	$(196,113)	$276,687
Issuance of stock on options exercised and restricted stock units vested	187	2	—	—	2
Share-based compensation	—	—	2,950	—	2,950
Tax benefit from share-based compensation	—	—	(3,271)	—	(3,271)
Net income	—	—	—	29,051	29,051
Balance, September 30, 2021	29,057	$291	$472,190	$(167,062)	$305,419

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	419	4	—	—	4
Repurchases of common stock	(269)	(2)	—	(15,194)	(15,196)
Share-based compensation	—	—	3,141	—	3,141
Tax benefit from share-based compensation	—	—	(10,298)	—	(10,298)
Net income	—	—	—	36,066	36,066
Balance, March 31, 2022	28,980	$290	$470,672	$(137,704)	$333,258
Issuance of stock on options exercised and restricted stock units vested	36	—	—	—	—
Repurchases of common stock	(515)	(5)	—	(22,469)	(22,474)
Share-based compensation	—	—	3,295	—	3,295
Tax benefit from share-based compensation	—	—	(271)	—	(271)
Net income	—	—	—	21,220	21,220
Balance, June 30, 2022	28,501	$285	$473,696	$(138,953)	$335,028
Issuance of stock on options exercised and restricted stock units vested	4	—	—	—	—
Share-based compensation	—	—	3,282	—	3,282
Tax benefit from share-based compensation	—	—	(111)	—	(111)
Net income	—	—	—	14,003	14,003
Balance, September 30, 2022	28,505	$285	$476,867	$(124,950)	$352,202
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$71,289	$142,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,894	80,342
Change in non-cash lease expense	113	517
Share-based compensation	9,718	8,205
Amortization of debt issuance costs and discounts on debt	3,150	3,370
Loss on disposal of assets	935	747
Provision for credit losses	627	260
Deferred income taxes	(19,446)	325
Loss on debt extinguishment	1,412	759
Changes in operating assets and liabilities:
Accounts receivable	(4,781)	(7,325)
Prepaid expenses, inventories and other current assets	(10,032)	(5,666)
Other assets	(4,046)	(1,022)
Accounts payable and other accrued expenses	3,659	26,915
Other liabilities	(1,197)	(806)
Net cash provided by operating activities	127,295	249,298
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(33,506)	(20,828)
Proceeds from disposal of property and equipment	118	329
Net cash used in investing activities	(33,388)	(20,499)
Cash flows from financing activities
Repayments of term loan	(50,000)	(97,000)
Repurchases of senior notes	(37,539)	—
Repayments of notes payable	(488)	(3,284)
Principal payments under finance leases	(404)	(6,064)
Payment for debt extinguishment and modification costs	(12)	—
Tax withholding on share-based payments	(10,680)	(6,832)
Proceeds from issuance of common stock, net of costs	4	9
Proceeds from exercise of stock options	—	98
Repurchases of common stock	(37,670)	—
Net cash used in financing activities	(136,789)	(113,073)
Change in cash and cash equivalents	(42,882)	115,726
Balance, beginning of period	220,540	103,558
Balance, end of period	$177,658	$219,284
Cash and cash equivalents
Cash and cash equivalents	$170,486	$219,284
Cash and cash equivalents included in assets held for sale	7,172	—
Balance, end of period	$177,658	$219,284

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow disclosures
Cash paid for interest	$35,612	$36,556
Cash paid for income taxes	13,709	—
Non-cash investing and financing activities
Payables incurred for capital expenditures	$1,066	$904
Loss on debt extinguishment	1,412	—
Operating lease right-of-use assets obtained in exchange for lease obligations	19,671	37,429
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
On August 24, 2022, the Company entered into definitive agreements to sell Rocky Gap to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate consideration of $260.0 million (the “Rocky Gap Transactions”). Specifically, Century agreed to acquire the operations of Rocky Gap from Golden for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), subject to the conditions and terms set forth therein, and VICI agreed to acquire the real estate assets relating to Rocky Gap from Golden for $203.9 million in cash, subject to the conditions and terms set forth therein. The Rocky Gap Transactions are required by their terms to close concurrently and the Company expects the Rocky Gap Transactions to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions. Refer to discussion in “Note 2 — Assets Held for Sale” for further information.
Impact of COVID-19
As of September 30, 2022, all of the Company’s properties were open other than the Colorado Belle (whose operations remain suspended as a result of the pandemic), and none of the Company’s casino properties or distributed gaming locations were subject to COVID-19 operating restrictions. Despite the resurgence of Omicron variants during 2022, the Company’s casino properties and distributed gaming operations experienced positive trends during the first half of 2022, including an increase in occupancy of hotel rooms and guest visitation following the removal of COVID-19 mitigation measures. The Company’s results of operations in the second half of 2021 also benefited from pent-up demand following the easing of COVID-19 mitigation measures and the effect of government stimulus on discretionary consumer spending. Future COVID-19 variants, mandates, restrictions or mitigation measures imposed by governmental authorities or regulatory bodies are uncertain and could have a significant impact on the Company’s future operations.
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s taverns and route locations in 2020, some of which continued in 2021. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in substantial changes in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of the rent expense of $2.3 million for the nine months ended September 30, 2021. Rent expense that was not forgiven was recorded in future periods as those deferred payments were paid to the Company’s lessors.
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand and in banks and highly liquid investments with original maturities of three months or less. As of September 30, 2022, the Company had $177.7 million in cash and cash equivalents, which included $7.2 million of cash and cash equivalents related to assets held for sale. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the three and nine months ended September 30, 2022, diluted net income per share excluded the weighted average effect of 205,699 and 141,350 shares of common stock, respectively, related to time-based and performance-based restricted stock units due to such shares being anti-dilutive. No shares of common stock related to time-based and performance-based restricted stock units were anti-dilutive for the three and nine months ended September 30, 2021.
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
Note 2 — Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable, is expected to be completed within one year, and the asset group meets all of the accounting criteria to be classified as held for sale. As discussed in “Note 1 — Nature of Business and Basis of Presentation,” on August 24, 2022, the Company entered into definitive agreements to sell Rocky Gap. The Rocky Gap Transactions are expected to close in the second quarter of 2023, subject to satisfaction or waiver of customary regulatory approvals and closing conditions. As a result, the assets related to the Rocky Gap property were classified as held for sale as of September 30, 2022 and the Company ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements. Operations of Rocky Gap have historically been represented in the Company’s Maryland Casino Resort reportable segment.

The carrying amounts of the assets and liabilities held for sale in the Rocky Gap Transactions consisted of the following:

(In thousands)	September 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$7,172
Accounts receivables, net	1,923
Prepaid expenses	768
Inventories	531
Other	44
Total current assets held for sale	10,438
Property and equipment, net	23,717
Operating lease right-of-use assets, net	5,980
Intangible assets, net	1,064
Other assets	11
Total assets held for sale	$41,210
LIABILITIES
Current liabilities
Current portion of finance leases	$103
Current portion of operating leases	436
Accounts payable	1,182
Accrued payroll and related	1,416
Other accrued liabilities	1,772
Total current liabilities related to assets held for sale	4,909
Non-current finance leases	228
Non-current operating leases	5,206
Total liabilities related to assets held for sale	$10,343
For the three and nine months ended September 30, 2022, Rocky Gap generated revenues of $21.6 million and $60.1 million, respectively, and pretax income of $7.3 million and $17.8 million, respectively. For the three and nine months ended September 30, 2021, Rocky Gap generated revenues of $21.6 million and $59.0 million, respectively, and pretax income of $7.0 million and $18.0 million, respectively.
Note 3 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Land	$125,240	$125,240
Building and improvements	915,178	937,759
Furniture and equipment	233,989	246,323
Construction in process	20,699	16,347
Property and equipment	1,295,106	1,325,669
Accumulated depreciation	(453,236)	(421,449)
Property and equipment, net	$841,870	$904,220
Depreciation expense for property and equipment, including finance leases, was $22.4 million and $70.3 million for the three and nine months ended September 30, 2022, respectively, and $24.6 million and $74.2 million for the three and nine months ended September 30, 2021, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Due to the significant impact of the COVID-19 pandemic on the Company’s operations, the Company decided to keep operations of its Colorado Belle property suspended. Based on the results of its interim impairment assessments conducted during the three and nine months ended September 30, 2022 and 2021, the Company concluded that there was no impairment of the Company’s long-lived assets.
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
Note 4 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and nine months ended September 30, 2022 and 2021, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill activity by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Distributed Gaming	Total Goodwill
Balance, December 31, 2021 and September 30, 2022	$22,105	$38,187	$—	$98,104	$158,396

Intangible assets, net, consisted of the following:

	September 30, 2022
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(40,277)	—	40,828
Player relationships	2-14	42,990	(40,294)	—	2,696
Non-compete agreements	2-5	9,840	(8,933)	—	907
In-place lease value	4	1,170	(1,170)	—	—
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,366	(1,225)	—	141
		137,041	(92,469)	—	44,572
Balance, September 30, 2022		$190,731	$(92,469)	$(6,890)	$91,372

	December 31, 2021
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(35,879)	—	45,226
Player relationships	2-14	42,990	(39,812)	—	3,178
Non-compete agreements	2-5	9,840	(8,349)	—	1,491
Gaming license (1)	15	2,100	(1,210)	—	890
In-place lease value	4	1,170	(1,155)	—	15
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,356)	—	458
		139,589	(88,331)	—	51,258
Balance, December 31, 2021		$193,279	$(88,331)	$(6,890)	$98,058
(1)Relates to Rocky Gap.
Total amortization expense related to intangible assets was $1.9 million and $5.6 million for the three and nine months ended September 30, 2022, respectively, and $1.9 million and $6.1 million for the three and nine months ended September 30, 2021, respectively.
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

Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Interest	$12,252	$6,168
Gaming liabilities	10,491	12,311
Accrued taxes, other than income taxes	8,818	9,035
Other accrued liabilities	6,353	5,549
Deposits	2,968	2,284
Total current accrued liabilities	$40,882	$35,347
Note 6 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Term Loan	$600,000	$650,000
2026 Unsecured Notes	337,461	375,000
Finance lease liabilities	2,270	3,005
Notes payable	114	602
Total long-term debt and finance leases	939,845	1,028,607
Unamortized discount	(8,657)	(11,689)
Unamortized debt issuance costs	(4,090)	(5,392)
Total long-term debt and finance leases after debt issuance costs and discount	927,098	1,011,526
Current portion of long-term debt and finance leases	(558)	(1,057)
Long-term debt, net and finance leases	$926,540	$1,010,469
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
As of September 30, 2022, the Company had $600 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 5.17% and 4.26% for the three and nine months ended September 30, 2022, respectively.
The Company made multiple prepayments of the principal under the Term Loan during 2021, thereby eliminating the requirement to make any further quarterly installment payments prior to maturity. The Company prepaid $25 million and $50 million of principal under the Term Loan during the three and nine months ended September 30, 2022, respectively, which reduced the final installment payment due at the maturity date of October 20, 2024 to $600 million. The Company recorded non-cash charges in the amount of $0.2 million and $0.3 million during the three and nine months ended September 30, 2022, respectively, for the accelerated amortization of the debt issuance costs and discount related to the prepayment of the Term Loan.
The Company was in compliance with its financial and other covenants under the Credit Facility as of September 30, 2022.
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
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On August 3, 2021, the Company’s Board of Directors authorized a share repurchase program of $50 million. In December 2021, the Company repurchased 226,485 shares of its common stock pursuant to its share repurchase program in open market transactions at an average price of $46.87 per share, resulting in a charge to accumulated deficit of $10.6 million. In March 2022, the Company repurchased 268,791 shares of its common stock pursuant to its share repurchase program in open market transactions at an average price of $56.54 per share, resulting in a charge to accumulated deficit of $15.2 million. On May 3, 2022, the Company’s Board of Directors re-authorized its $50 million share repurchase program. During three months ended June 30, 2022, the Company repurchased 515,000 shares of its common stock pursuant to its share repurchase program at an average price of $43.63 per share, resulting in a charge to accumulated deficit of $22.5 million. There were no share repurchases during the three months ended September 30, 2022 and as of September 30, 2022, the Company had $27.5 million of remaining share repurchase availability under its May 3, 2022 share repurchase authorization. On November 1, 2022, the Company’s Board of Directors increased its share repurchase program to $75 million.
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
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2022	2,141,494	$11.31
Granted	—	$—
Exercised	(67,000)	$9.85
Cancelled	—	$—
Expired	—	$—
Outstanding at September 30, 2022	2,074,494	$11.36
Exercisable at September 30, 2022	2,074,494	$11.36
There was no share-based compensation expense related to stock options for the three and nine months ended September 30, 2022 or for the three months ended September 30, 2021, and the Company recorded share-based compensation expense of $0.2 million for the nine months ended September 30, 2021. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of September 30, 2022 and 2021.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	815,420	$18.17	705,577	(2)	$13.84
Granted	122,577	$52.05	83,579		$53.51
Performance certification	—	$—	534,383	(3)	$—
Vested	(363,450)	$17.78	(247,380)	(4)	$12.51
Cancelled	(28,269)	$17.63	—		$—
Outstanding at September 30, 2022	546,278	$26.06	1,076,159		$17.17
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
(3)    The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2022 and 200% of the target PSUs granted in March 2020 and March 2021 were deemed “earned.” Includes 38,093 incremental shares issued in March 2022 in connection with vesting of PSUs granted in March 2020 due to such award “earned” at 200% of the “target.” The remaining PSUs granted in March 2020 and March 2021 will be eligible to vest on March 14, 2023 and 2024, respectively.
(4)    Comprises 171,194 shares of PSUs granted in March 2019 and 76,186 shares of PSUs granted in March 2020 that vested in March 2022.
Share-based compensation expense related to RSUs was $1.8 million and $5.1 million for the three and nine months ended September 30, 2022, respectively, and $2.2 million and $5.3 million for the three and nine months ended September 30, 2021, respectively. Share-based compensation expense related to PSUs was $1.5 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, there was $10.0 million and $8.3 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 0.9 years for RSUs and PSUs, respectively. As of September 30, 2021, there was $10.9 million and $5.0 million of unamortized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.0 years for both RSUs and PSUs.
As of September 30, 2022, a total of 3,136,862 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2022 of 1,153,210 shares.
Note 8 — Income Tax
The Company’s effective income tax rates were 27.0% and (8.8)% for the three and nine months ended September 30, 2022, respectively, and (0.4)% and 0.3% for the three and nine months ended September 30, 2021, respectively.
The Company recorded income tax expense of $5.2 million for the three months ended September 30, 2022 and income tax benefit of $5.7 million for the nine months ended September 30, 2022. The Company recorded income tax benefit of $0.1 million and income tax expense of $0.4 million for the three and nine months ended September 30, 2021, respectively.
A valuation allowance on the Company’s deferred tax assets resulted in an annual effective tax rate of less than 1% and lower income tax expense amounts in 2021. During the first quarter of 2022, the Company concluded that it was more likely than not that the Company will generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets, which resulted in a partial reversal of the deferred tax asset valuation allowance. The partial reversal of the deferred tax asset valuation allowance during the first quarter of 2022 resulted in the negative effective income tax rate and income tax benefit for the nine months ended September 30, 2022. The effective income tax rate and the income tax expense for the three months ended September 30, 2022 differed from the federal tax rate of 21% due to the limitation of tax deductions on executive compensation under the Internal Revenue Code Section 162(m).

As of September 30, 2022, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of September 30, 2022 and December 31, 2021, the Company had no material uncertain tax positions.
Note 9 — Financial Instruments and Fair Value Measurements
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
Financial Instruments
The carrying values of the Company’s cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of the short duration of these financial instruments.
The following table summarizes the fair value measurement of the Company’s long-term debt:

	September 30, 2022
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$600,000	$593,250	Level 2
2026 Unsecured Notes	337,461	331,893	Level 2
Finance lease liabilities	2,270	2,270	Level 3
Notes payable	114	114	Level 3
Total debt	$939,845	$927,527

	December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$650,000	$650,813	Level 2
2026 Unsecured Notes	375,000	390,938	Level 2
Finance lease liabilities	3,005	3,005	Level 3
Notes payable	602	602	Level 3
Total debt	$1,028,607	$1,045,358
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of September 30, 2022 and December 31, 2021. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value is estimated to be equal to the carrying value.
Note 10 — Commitments and Contingencies
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $54.2 million and $162.1 million for the three and nine months ended September 30, 2022, respectively, and $57.6 million and $171.2 million for the three and nine months ended September 30, 2021, respectively.
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
Note 11 — Segment Information
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
The Maryland Casino Resort segment is comprised of the Rocky Gap casino resort, which is geographically disparate from the Company’s Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to the Nevada Casino Resorts. Rocky Gap caters to a regional drive-in customer base traveling from mid-Atlantic areas (Maryland, Virginia, Washington DC, Pennsylvania, West Virginia) and offers a full range of amenities, including various food and beverage outlets, signature golf course, spa and pool. As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Assets Held for Sale,” during the three months ended September 30, 2022, the Company entered into definitive agreements to sell Rocky Gap and classified the assets related to Rocky Gap as held for sale as of September 30,

2022.
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
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision makers in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, and other non-cash charges, that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues
Nevada Casino Resorts
Gaming	$42,812	$46,216	$133,156	$135,060
Food and beverage	21,537	22,449	66,044	60,129
Rooms	26,068	27,643	76,670	69,436
Other	8,439	8,072	26,919	20,567
Nevada Casino Resorts revenues	$98,856	$104,380	$302,789	$285,192
Nevada Locals Casinos
Gaming	$27,457	$28,437	$85,886	$91,226
Food and beverage	6,208	6,081	18,688	17,918
Rooms	2,325	1,858	7,098	5,419
Other	1,745	1,729	5,737	5,614
Nevada Locals Casinos revenues	$37,735	$38,105	$117,409	$120,177
Maryland Casino Resort
Gaming	$16,027	$16,502	$45,940	$45,985
Food and beverage	2,463	2,314	6,333	5,867
Rooms	2,372	2,065	5,917	5,358
Other	762	759	1,872	1,770
Maryland Casino Resort revenues	$21,624	$21,640	$60,062	$58,980
Distributed Gaming
Gaming	$102,124	$102,012	$310,904	$302,853
Food and beverage	12,827	13,427	38,877	39,099
Other	2,695	2,496	8,456	7,295
Distributed gaming revenues	$117,646	$117,935	$358,237	$349,247
Corporate and other	3,132	362	3,512	989
Total revenues	$278,993	$282,422	$842,009	$814,585

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Adjusted EBITDA
Nevada Casino Resorts	$30,122	$39,196	$102,589	$112,486
Nevada Locals Casinos	16,818	18,103	56,651	61,230
Maryland Casino Resort	7,446	7,669	20,260	20,831
Distributed Gaming	18,845	21,158	63,092	66,952
Corporate and other	(12,176)	(12,698)	(39,196)	(37,561)
Total Adjusted EBITDA	61,055	73,428	203,396	223,938
Adjustments
Other non-operating income	—	—	—	60,000
Depreciation and amortization	(24,286)	(26,474)	(75,894)	(80,342)
Change in non-cash lease expense	298	143	(113)	(517)
Share-based compensation	(3,286)	(3,089)	(10,269)	(8,762)
(Loss) gain on disposal of assets	(266)	72	(935)	(747)
Loss on debt extinguishment	(158)	(759)	(1,412)	(759)
Preopening and related expenses (1)	(2)	(3)	(61)	(232)
Other, net	1,539	1,145	(3,595)	(1,784)
Interest expense, net	(15,709)	(15,535)	(45,565)	(47,752)
Income tax (provision) benefit	(5,182)	123	5,737	(366)
Net Income	$14,003	$29,051	$71,289	$142,677
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Distributed Gaming	Corporate and Other	Consolidated
Balance at September 30, 2022	$783,693	$163,863	$41,210	$408,156	$150,751	$1,547,673

Balance at December 31, 2021	$811,016	$165,362	$41,403	$411,342	$186,441	$1,615,564
Note 12 — Related Party Transactions
The Company historically leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. On May 24, 2021 the building was sold to an independent third party, and therefore this lease is no longer with a related party. The rent expense for the office headquarters building prior to the sale of the building to an independent third party was $0.5 million for the nine months ended September 30, 2021. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and nine months ended September 30, 2022 and 2021 for the sublet portion of the office headquarters building was insignificant. No amount was owed to the Company under such sublease as of September 30, 2022 and December 31, 2021. In addition, Golden and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The amount due and payable by the Company under such arrangements was insignificant as of September 30, 2022 and December 31, 2021. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for additional office space in a building owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.2 million for each of the nine months ended September 30, 2022 and 2021. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company incurred $0.1 million under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. for each of the three months ended September 30, 2022 and 2021, and $0.5 million under such agreements for each of the nine months ended September 30, 2022 and 2021. The Company owed $0.1 million and $0.2 million under such agreements as of September 30, 2022 and December 31, 2021, respectively.
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
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. Other than the re-authorization of the Company’s share repurchase program discussed in “Note 7 — Shareholders’ Equity and Stock Incentive Plans,” there have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the three and nine months ended September 30, 2022.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the Rocky Gap Transactions, including the anticipated timing of the closing of the transactions and satisfaction of regulatory and other conditions; the impact of the 2019 novel coronavirus (“COVID-19”) pandemic on our business; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: risks and uncertainties related to the Rocky Gap Transactions, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the failure to satisfy any of the closing conditions to the Rocky Gap Transactions on a timely basis or at all; the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements for any reason.
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
Impact of COVID-19
As of September 30, 2022, all of our properties were open other than the Colorado Belle (whose operations remain suspended as a result of the pandemic), and none of our casino properties or distributed gaming locations were subject to COVID-19 operating restrictions. Despite the resurgence of Omicron variants during 2022, our casino properties and distributed gaming operations experienced positive trends during the first half of 2022, including an increase in occupancy of hotel rooms and guest visitation following the removal of COVID-19 mitigation measures. Our results of operations in the second half of 2021 also benefited from pent-up demand following the easing of COVID-19 mitigation measures and the effect of government stimulus on discretionary consumer spending. Future COVID-19 variants, mandates, restrictions or mitigation measures imposed by governmental authorities or regulatory bodies are uncertain and could have a significant impact on our future operations.
Operations
We conduct our business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort and Distributed Gaming.
The following table sets forth certain information regarding our operations by reportable segment as of September 30, 2022 (certain amenities at our casino properties may remain closed or operate in a limited capacity):

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	80,000	716	42	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,102	29	1,906
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	57,457	641	13	1,052
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—	—

Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	616	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	712	10	259
Gold Town Casino	Pahrump, NV	10,000	188	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	173	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	337	9	69

Maryland Casino Resort
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, MD	25,447	630	16	198

Distributed Gaming
Nevada distributed gaming	Nevada	—	7,188	—	—
Nevada taverns	Nevada	—	1,018	—	—
Montana distributed gaming	Montana	—	3,639	—	—
Totals		385,520	16,960	119	6,216
(1)The operations of the Colorado Belle remain suspended.
On August 24, 2022, we entered into definitive agreements to sell Rocky Gap to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate consideration of $260.0 million (the “Rocky Gap Transactions”). Specifically, Century agreed to acquire the operations of Rocky Gap from us for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), subject to the conditions and terms set forth therein, and VICI agreed to acquire the real estate assets relating to Rocky Gap from us for $203.9 million in cash, subject to the conditions and terms set forth therein. The Rocky Gap Transactions are required by their terms to close concurrently and we expect the Rocky Gap Transactions to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
Nevada Casino Resorts
Our Nevada Casino Resorts segment is comprised of destination casino resort properties offering a variety of food and beverage outlets, entertainment venues and other amenities. The casino resort properties in this segment cater primarily to a regional drive-

in customer base seeking a value-oriented vacation experience, with guests typically traveling from Southern California or Arizona. Our casino resort properties in Nevada have a significantly larger number of hotel rooms compared to the other casino properties in our portfolio. While hotel stays at these casino resorts are typically longer, the overall frequency of visitation from guests is lower when compared to our Nevada Locals Casinos.
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
As part of our Distributed Gaming segment, we own and operate a limited number of branded tavern locations, where we control the food and beverage operations as well as the slot machines located within the tavern. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar. As of September 30, 2022, we owned and operated over 60 branded taverns, which offered a total of over 1,000 onsite slot machines. We continue to look for opportunistic and accretive opportunities to pursue additional tavern openings and acquisitions.

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
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues
Gaming	$188,420	$193,167	$575,886	$575,124
Food and beverage	43,035	44,271	129,942	123,013
Rooms	30,765	31,566	89,685	80,213
Other	16,773	13,418	46,496	36,235
Total revenues	278,993	282,422	842,009	814,585
Expenses
Gaming	108,040	106,301	323,431	309,478
Food and beverage	33,090	32,182	97,093	85,256
Rooms	14,337	13,220	40,627	35,213
Other operating	4,531	4,635	13,853	10,430
Selling, general and administrative	59,389	54,457	177,586	161,333
Depreciation and amortization	24,286	26,474	75,894	80,342
Loss (gain) on disposal of assets	266	(72)	935	747
Preopening expenses	2	3	61	232
Total expenses	243,941	237,200	729,480	683,031
Operating income	35,052	45,222	112,529	131,554
Non-operating (expense) income
Other non-operating income	—	—	—	60,000
Interest expense, net	(15,709)	(15,535)	(45,565)	(47,752)
Loss on debt extinguishment	(158)	(759)	(1,412)	(759)
Total non-operating (expense) income, net	(15,867)	(16,294)	(46,977)	11,489
Income before income tax (provision) benefit	19,185	28,928	65,552	143,043
Income tax (provision) benefit	(5,182)	123	5,737	(366)
Net income	$14,003	$29,051	$71,289	$142,677

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Revenues
The $3.4 million, or 1%, decrease in revenues for the three months ended September 30, 2022 compared to the prior year period resulted from decreases of $4.7 million, $1.2 million and $0.8 million in gaming, food and beverage, and rooms revenues, respectively, offset by an increase of $3.3 million in other revenues. The decrease in gaming, food and beverage, and rooms revenues for the three months ended September 30, 2022 was primarily related to a decrease in demand for gaming and a decline in visitation across our casino properties during the current year period. The increase in other revenues was primarily driven by proceeds from the buyout of royalty payments under certain of our agreements and recoveries under certain of our insurance policies. The three months ended September 30, 2021 also benefited from pent-up demand following the lifting of COVID-19 mitigation measures during the summer of 2021 and the effect of government stimulus payments in 2021 on discretionary consumer spending.
The $27.4 million, or 3%, increase in revenues for the nine months ended September 30, 2022 compared to the prior year period resulted from increases of $0.8 million, $6.9 million, $9.5 million and $10.2 million in gaming, food and beverage, rooms, and other revenues, respectively. The increase in revenues for the nine months ended September 30, 2022 was primarily attributable to an increase in occupancy of our hotel rooms and guest visitation following the lifting of COVID-19 mitigation measures and related operating restrictions during the summer of 2021.
Operating Expenses
The $3.7 million, or 2%, increase in operating expenses for the three months ended September 30, 2022 compared to the prior year period resulted from increases of $1.8 million, $0.9 million and $1.1 million in gaming, food and beverage, and rooms operating expenses, respectively, offset by a decrease of $0.1 million in other operating expenses. The increase in operating expenses was primarily attributable to higher labor costs and cost of goods incurred during the three months ended September 30, 2022.
The $34.6 million, or 8%, increase in operating expenses for the nine months ended September 30, 2022 compared to the prior year period resulted from increases of $14.0 million, $11.8 million, $5.4 million, and $3.4 million in gaming, food and beverage, rooms, and other operating expenses, respectively. The increase in operating expenses was primarily driven by higher labor costs and cost of goods incurred during the nine months ended September 30, 2022, as well as an increase in other operating expenses related to the increase in the number of concert events hosted at our Laughlin Event Center during the first half of 2022 following the lifting of COVID-19 mitigation measures and related operating restrictions during the summer of 2021.
Selling, General and Administrative Expenses
The $4.9 million, or 9%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2022 compared to the prior year period was primarily attributable to the increase in payroll and related expenses as well as an increase in costs related to utilities and maintenance contracts.
The $16.3 million, or 10%, increase in SG&A expenses for the nine months ended September 30, 2022 compared to the prior year period was primarily attributable to the increase in payroll and related expenses as well as an increase in costs related to utilities and maintenance contracts. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses for the three and nine months ended September 30, 2022 of $2.2 million, or 8%, and $4.4 million, or 6%, respectively, compared to the prior year period was primarily related to long-lived assets acquired in connection with the American Casino and Entertainment Properties LLC acquisition being fully depreciated and amortized. In addition, as discussed in “Note 2 — Assets Held for Sale” in Part I, Item 1: Financial Statements, in connection with our entry into definitive agreements for the sale of Rocky Gap, the assets related to Rocky Gap were classified as held for sale as of September 30, 2022 and we ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements on August 24, 2022.
Loss (Gain) on Disposal of Assets
Loss on disposal of assets for the three and nine months ended September 30, 2022 and for the nine months ended September 30, 2021 was primarily driven by sales of used gaming equipment in our Distributed Gaming segment. Gain on disposal of assets of $0.1 million for the three months ended September 30, 2021 was driven by sales of used equipment in our Maryland Casino

Resort segment.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations. Preopening expenses for the three and nine months ended September 30, 2022 and 2021 primarily related to our planned expansion in our Distributed Gaming segment.
Non-Operating (Expense) Income, Net
The decrease in non-operating expense, net, of $0.4 million, or 3%, for the three months ended September 30, 2022 compared to the prior year period primarily related to a $0.6 million decrease in loss on debt extinguishment, offset by a $0.2 million, or 1%, increase in interest expense, net. During the three months ended September 30, 2021, we prepaid $50.0 million of our term loan borrowings and recorded a non-cash charge of $0.8 million for the accelerated amortization of the debt issuance costs and discount as compared to $25.0 million prepaid and a related non-cash charge of the accelerated amortization of the debt issuance costs and discount of $0.2 million for the three months ended September 30, 2022. The increase in interest expense, net, related to the increase in interest rates during the period.
Non-operating expense, net, was $47.0 million for the nine months ended September 30, 2022, compared to non-operating income, net, of $11.5 million in the prior year period. This $58.5 million, or 509%, change was primarily driven by the decrease in other non-operating income of $60.0 million related to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill by Caesars Entertainment, Inc. discussed in “Note 10 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Interest expense, net decreased by $2.2 million, or 5%, for the nine months ended September 30, 2022 compared to the prior year period, primarily due to the prepayment of our term loan borrowings during the course of 2021 and 2022 and the repurchase of $37.5 million in principal amount of 2026 Unsecured Notes in June 2022, partially offset by a $0.7 million, or 100%, increase in year-over-year in non-cash charges for the accelerated amortization of the debt issuance costs and discount, as discussed in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Income Taxes
The effective income tax rate was 27.0% for the three months ended September 30, 2022, which differed from the federal income tax rate of 21% due to the limitation of tax deductions on executive compensation under the Internal Revenue Code Section 162(m). The effective income tax rate for the nine months ended September 30, 2022 was (8.8)%. The negative effective income tax rate for the nine months ended September 30, 2022 was a result of the partial release of the valuation allowance on our deferred tax assets during the first quarter of 2022. The effective income tax rates were (0.4)% and 0.3% for the three and nine months ended September 30, 2021, respectively, which differed from the federal tax rate of 21% primarily due to the change in valuation allowance.
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
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, change in non-cash lease expense, and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues
Nevada Casino Resorts	$98,856	$104,380	$302,789	$285,192
Nevada Locals Casinos	37,735	38,105	117,409	120,177
Maryland Casino Resort	21,624	21,640	60,062	58,980
Distributed Gaming	117,646	117,935	358,237	349,247
Corporate and other	3,132	362	3,512	989
Total Revenues	$278,993	$282,422	$842,009	$814,585

Adjusted EBITDA
Nevada Casino Resorts	$30,122	$39,196	$102,589	$112,486
Nevada Locals Casinos	16,818	18,103	56,651	61,230
Maryland Casino Resort	7,446	7,669	20,260	20,831
Distributed Gaming	18,845	21,158	63,092	66,952
Corporate and other	(12,176)	(12,698)	(39,196)	(37,561)
Total Adjusted EBITDA	$61,055	$73,428	$203,396	$223,938

Net income	$14,003	$29,051	$71,289	$142,677
Adjustments
Other non-operating income	—	—	—	(60,000)
Depreciation and amortization	24,286	26,474	75,894	80,342
Change in non-cash lease expense	(298)	(143)	113	517
Share-based compensation	3,286	3,089	10,269	8,762
Loss (gain) on disposal of assets	266	(72)	935	747
Loss on debt extinguishment	158	759	1,412	759
Preopening and related expenses (1)	2	3	61	232
Other, net	(1,539)	(1,145)	3,595	1,784
Interest expense, net	15,709	15,535	45,565	47,752
Income tax provision (benefit)	5,182	(123)	(5,737)	366
Adjusted EBITDA	$61,055	$73,428	$203,396	$223,938
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of tavern and casino locations.
Nevada Casino Resorts
For the three months ended September 30, 2022, revenues decreased by $5.5 million, or 5%, compared to the prior year period. This decrease resulted from decreases of $3.4 million, $0.9 million and $1.6 million in gaming, food and beverage, and rooms revenues, respectively, offset by an increase of $0.4 million in other revenues. The decrease in gaming, food and beverage, and rooms revenues for the three months ended September 30, 2022 was primarily related to the supply chain disruptions during the current year period. The increase in other revenues was primarily driven by an increase in visitation to amenities offered at The STRAT during the current year period. The three months ended September 30, 2021 also benefited from pent-up demand following the lifting of COVID-19 mitigation measures during the summer of 2021 and the effect of government stimulus payments in 2021 on discretionary consumer spending.
For the nine months ended September 30, 2022, revenues increased by $17.6 million, or 6%, compared to the prior year period. This increase was driven by increases of $5.9 million, $7.2 million and $6.4 million in food and beverage, rooms, and other revenues, respectively, offset by a decrease of $1.9 million in gaming revenues. The increase in revenues during the nine months ended September 30, 2022 compared to the prior year period was driven by increases in occupancy of our hotel rooms during the first half of 2022 relative to the prior year period (reflecting the lifting of COVID-19 mitigation measures and related operating restrictions in June 2021) combined with a higher average daily rate. The decrease in gaming revenues during the nine months ended September 30, 2022 was primarily attributable to a decrease in demand for gaming as compared to the prior year period.
Adjusted EBITDA decreased by $9.1 million, or 23%, and $9.9 million, or 9%, for the three and nine months ended September 30, 2022, respectively, compared to the applicable prior year period. These decreases were primarily attributable to higher labor costs and cost of goods in the current year period.
Nevada Locals Casinos
Revenues decreased by $0.4 million, or 1%, and $2.8 million, or 2%, and Adjusted EBITDA decreased by $1.3 million, or 7%, and $4.6 million, or 7%, for the three and nine months ended September 30, 2022, respectively, as compared to the applicable prior year period. The decrease in revenues for both the three and nine months ended September 30, 2022 was primarily attributable to a decrease in patron visitation compared to the applicable prior year period. The three months ended September 30, 2021 benefited from pent-up demand following the lifting of COVID-19 mitigation measures during the summer of 2021 and the effect of government stimulus payments in 2021 on discretionary consumer spending.
The decrease in Adjusted EBITDA for both the three and nine months ended September 30, 2022 was primarily attributable to higher labor costs and cost of goods compared to the applicable prior year period.
Maryland Casino Resort
Revenues for the three months ended September 30, 2022 were relatively unchanged compared to the prior year period. Revenues for the nine months ended September 30, 2022 increased by $1.1 million, or 2%, primarily due to a higher average daily rate and an increase in guest visitation following the easing of COVID-19 mitigation measures during the summer of 2021. Adjusted EBITDA decreased $0.2 million, or 3%, and $0.6 million, or 3%, respectively, for the three and nine months ended September 30, 2022, respectively, compared to the applicable prior year period primarily due to an increase in labor costs and cost of goods.
Distributed Gaming
Revenues for the three months ended September 30, 2022 were relatively unchanged compared to the prior year period. Revenues for the nine months ended September 30, 2022 increased by $9.0 million, or 3%, compared to the prior year period, primarily due to the expansion of our distributed gaming locations as well as the easing of COVID-19 mitigation measures during 2021. Adjusted EBITDA decreased by $2.3 million, or 11%, and $3.9 million, or 6%, for the three and nine months ended September 30, 2022, respectively, compared to the applicable prior year period, primarily due to an increase in labor costs, higher cost of goods, and an increase in costs of providing gaming related services to third parties under our space lease and participation agreements.
Adjusted EBITDA Margin
For the three months ended September 30, 2022 Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 30%, 45%, 34% and 16% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino and Distributed Gaming, respectively, as compared to Adjusted EBITDA margins of 38%, 48%, 35% and 18%, respectively, for the prior year period. For the nine months ended September 30, 2022, Adjusted EBITDA margin was 34%, 48%, 34% and 18% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino and Distributed Gaming, respectively, as compared to 39%, 51%, 35% and 19%, respectively, for the prior year period. The lower Adjusted EBITDA margins for the three and nine months ended September 30, 2022 were primarily attributable to increases in labor costs and cost of goods. In addition, lower Adjusted EBITDA margins in our Distributed Gaming segment reflect the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses. In the event our Adjusted EBITDA margins demonstrate new trends and developments in future periods, we may be required to identify additional reportable segments in future filings.
Liquidity and Capital Resources
As of September 30, 2022, we had $177.7 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of September 30, 2022, we had borrowing availability of $240 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). In addition, as discussed above, we have entered into definitive agreements to sell Rocky Gap for aggregate consideration of $260.0 million in cash, which transactions are expected to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.

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
Cash Flows
Net cash provided by operating activities was $127.3 million and $249.3 million for the nine months ended September 30, 2022 and 2021, respectively. The $122.0 million, or 49%, decrease in operating cash flows for the nine months ended September 30, 2022 compared to the prior year period primarily related to a decrease in the operating income of $19.0 million. The prior year period also included the impact of $60.0 million in non-operating income related to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill by Caesars Entertainment, Inc. as discussed in “Note 10 — Commitments and Contingencies” in Part I, Item 1: Financial Statements. Such payment was recognized as of June 30, 2021 but not received until the third quarter of 2021.
Net cash used in investing activities was $33.4 million and $20.5 million for the nine months ended September 30, 2022 and 2021, respectively. The $12.9 million, or 63%, increase in net cash used in investing activities for the nine months ended September 30, 2022 compared to the prior year period related to the increase in our capital expenditures.
Net cash used in financing activities was $136.8 million and $113.1 million for the nine months ended September 30, 2022 and 2021, respectively. The $23.7 million, or 21%, increase in net cash used in financing activities during the nine months ended September 30, 2022 compared to the prior year period related to the prepayment of outstanding term loan borrowings with a principal amount of $50.0 million and repurchase of $37.5 million in principal amount of 2026 Unsecured Notes in open market transactions (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements), as well as $37.7 million in repurchases of our common stock pursuant to our share repurchase program and a $3.8 million increase in cash paid for tax withholding on option exercises and the vesting of RSUs.
Long-Term Debt
Refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements and Supplemental Data of this Quarterly Report for discussion of our debt instruments.
Share Repurchase Program
On August 3, 2021, our Board of Directors authorized a share repurchase program of $50 million. In December 2021, we repurchased 226,485 shares of our common stock pursuant to our share repurchase program in open market transactions at an average price of $46.87 per share, resulting in a charge to accumulated deficit of $10.6 million. In March 2022, we repurchased 268,791 shares of our common stock pursuant to our share repurchase program in open market transactions at an average price of $56.54 per share, resulting in a charge to accumulated deficit of $15.2 million. On May 3, 2022, our Board of Directors re-authorized our $50 million share repurchase program. During the three months ended June 30, 2022, we repurchased 515,000 shares of our common stock pursuant to our share repurchase program at an average price of $43.63 per share, resulting in a charge to accumulated deficit of $22.5 million. As of September 30, 2022, we had $27.5 million of remaining share repurchase availability under the May 3, 2022 share repurchase authorization. On November 1, 2022, our Board of Directors increased our share repurchase program to $75 million.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2022, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of September 30, 2022, we had $600 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 5.17% and 4.26% for the three and nine months ended September 30, 2022, respectively. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $3.0 million over a twelve-month period.
As of September 30, 2022, our investment portfolio included $177.7 million in cash and cash equivalents and $5.0 million in short-term cash investments.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
During the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 10 — Commitments and Contingencies — Legal Matters and Other” in Part I, Item 1: Financial Statements.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, which factors could materially affect our business, financial condition, liquidity or future results. Except as set forth below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report. The risk set forth below or described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.
Inability to complete the sale of Rocky Gap could negatively impact our business, financial condition, results of operations or prospects.
The closing of the Rocky Gap Transactions is subject to a number of closing conditions and there can be no assurance that these conditions will be satisfied on the timeline we expect or at all. The Rocky Gap Transactions may also be terminated in certain specified circumstances, including if the sale is not completed by August 24, 2023 (subject to certain extensions under certain circumstances). While the sale of Rocky Gap is pending or if the sale is not completed, we may be subject to several risks including:
•the current trading price of our common stock may reflect a market assumption that the Rocky Gap Transactions will be completed;
•we have incurred and expect to continue to incur significant transaction costs in connection with the sale of Rocky Gap whether or not the sale is completed;
•under the definitive agreements for the Rocky Gap Transactions, we are subject to certain restrictions on the conduct of the Rocky Gap business prior to the completion of the sale, which restrictions could adversely affect our ability to realize certain business strategies or take advantage of certain business opportunities;
•the negative perception of investors, vendors, customers, or employees if the sale is not consummated; and
•the attention of our management may be directed toward the completion of the pending sale and related matters, and their focus may be diverted from our day-to-day business operations.
Any of these risks could have a material adverse effect on our business, financial condition, results of operations and prospects.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $50 million share repurchase program authorized by our Board of Directors on August 3, 2021 and re-authorized on May 3, 2022. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice (refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for additional information regarding our share repurchase program). Share repurchases executed during May 2022 included 210,000 shares repurchased from a related party as discussed in “Note 12 — Related Party Transactions” in Part I, Item 1: Financial Statements. The rest of the repurchases were made through open market transactions. The following table presents our common stock purchases made pursuant to our share repurchase program during the nine months ended September 30, 2022:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
January 1-31, 2022	—	$—	—	$39.4
February 1-28, 2022	—	$—	—	$39.4
March 1-31, 2022	268,791	$56.54	268,791	$24.2
April 1-30, 2022	—	$—	—	$24.2
May 1-31, 2022	211,100	$42.59	211,100	$41.0	(1) (2)
June 1-30, 2022	303,900	$44.34	303,900	$27.5
July 1-31, 2022	—	$—	—	$27.5
August 1-31, 2022	—	$—	—	$27.5
September 1-30, 2022	—	$—	—	$27.5	(3)
(1) Our Board of Directors increased the amount authorized for share repurchases to $50 million on May 3, 2022.
(2) Includes 210,000 shares repurchased from Anthony A. Marnell III, an independent non-employee member of our Board of Directors, at a price of $42.61 per share.
(3) Our Board of Directors increased the amount authorized for share repurchases to $75 million on November 1, 2022.
ITEM 5. OTHER INFORMATION
On November 4, 2022, the Company’s Board of Directors (the “Board”) amended and restated the Company’s bylaws, effective immediately, to clarify and establish certain corporate procedures and make certain other enhancements and technical changes. The changes effected by the amendment and restatement of the Company’s bylaws (as so amended and restated, the “Amended and Restated Bylaws”) include, without limitation, the following:
•establishing procedures and disclosure requirements for shareholders to call shareholder meetings and to make director nomination and proposals of other business for consideration at meetings of shareholders (including that, among other things, the proposing shareholder provide additional information about its financial interests and intentions (and those of any beneficial owner on whose behalf such proposal is being made), as well as such updates and supplements as are necessary to ensure the required information is true and correct as of the record date for the meeting, and (in the case of a director nomination) a signed questionnaire, representation and agreement from each person proposed to be nominated for election as a director);
•clarifying that director nominations and proposals of other business may only be made by a shareholder who is a shareholder of record;
•implementing a vote standard of a majority of votes cast for matters other than election of directors (except where a higher standard is required by applicable law or Nasdaq rules);
•clarifying that the plurality vote standard continues to apply to director elections;
•addressing the adoption by the SEC of the “universal proxy” rules and related requirements;
•establishing and modernizing rules for the delivery of notices (including notices by electronic transmission);
•providing for the President of the Company to preside over shareholder meetings in the absence of the Chief Executive Officer; and
•making certain administrative, modernizing, clarifying and confirming changes.
The preceding summary does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this report and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits	Description

2.1
Equity Purchase Agreement, dated August 24, 2022, by and among Lakes Maryland Development, LLC, a Minnesota limited liability company, Century Casinos, Inc., a Delaware Corporation, VICI Properties, L.P., a Delaware limited partnership, and Golden Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to Golden Entertainment, Inc.'s Form 8-K dated August 24, 2022 and filed on August 25, 2022)

2.2
Real Estate Purchase Agreement, dated August 24, 2022, by and between Evitts Resort, LLC, a Maryland limited liability company, and VICI Properties, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 2.2 to Golden Entertainment, Inc.'s Form 8-K dated August 24, 2022 and filed on August 25, 2022)

3.1	Ninth Amended and Restated Bylaws of Golden Entertainment, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 7, 2022	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)