Form 10-K
period 2022-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2023-03-01
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $861,277,021. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.
As of February 20, 2023, 28,178,990 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

GOLDEN ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2022

PART I
As used in this Annual Report on Form 10-K (“Annual Report”), unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.
Forward-Looking Statements
This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the Rocky Gap Transactions (defined below), including the anticipated timing of the closing of the transactions and satisfaction of regulatory and other conditions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: risks and uncertainties related to the Rocky Gap Transactions, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the failure to satisfy any of the closing conditions to the Rocky Gap Transactions on a timely basis or at all; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this Annual Report, or appearing elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in our branded taverns). Our portfolio includes ten casino properties located in Nevada and Maryland. Our distributed gaming operations involve the installation, maintenance and operation of slot machines and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. We also operate branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.
Rocky Gap Sale
On August 24, 2022, we entered into definitive agreements to sell Rocky Gap Casino Resort (“Rocky Gap”) to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate consideration of $260.0 million (the “Rocky Gap Transactions”). Specifically, Century agreed to acquire the operations of Rocky Gap from us for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), subject to the conditions and terms set forth therein, and VICI agreed to acquire the real estate assets relating to Rocky Gap from us for $203.9 million in cash, subject to the conditions and terms set forth therein. The Rocky Gap Transactions are required by their terms to close concurrently and we expect the Rocky Gap Transactions to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
Impact of COVID-19
As of December 31, 2022, all of our properties were open other than the Colorado Belle (whose operations remain suspended), and none of our casino properties or distributed gaming locations were subject to COVID-19 operating restrictions. Despite the resurgence of Omicron variants during 2022, our casino properties and distributed gaming operations experienced positive trends during the first half of 2022, including an increase in occupancy of hotel rooms and guest visitation following the removal of COVID-19 mitigation measures. Our results of operations in the second half of 2021 also benefited from pent-up demand following the easing of COVID-19 mitigation measures and the effect of government stimulus on discretionary consumer spending. Future COVID-19 variants, mandates, restrictions or mitigation measures imposed by governmental authorities or regulatory bodies are uncertain and could have a significant impact on our future operations.
Operations
We conduct our business through five reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, Nevada Taverns and Distributed Gaming.

The following table sets forth certain information regarding our operations by reportable segment as of December 31, 2022 (certain amenities at our casino properties may remain closed or operate in a limited capacity as a result of the impact of the COVID-19 pandemic):

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	80,000	724	41	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,106	29	1,906
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, NV	57,457	630	13	1,052
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—	—

Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	624	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	719	10	259
Gold Town Casino	Pahrump, NV	10,000	185	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	174	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	337	9	69

Maryland Casino Resort
Rocky Gap	Flintstone, MD	25,447	630	16	198

Nevada Taverns
64 branded tavern locations	Nevada	—	1,018	—	–

Distributed Gaming
Nevada distributed gaming	Nevada	—	7,011	—	–
Montana distributed gaming	Montana	—	3,632	—	–

Totals		385,520	16,790	118	6,216
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
The STRAT: The STRAT is our premier casino resort property, located on Las Vegas Boulevard on the north end of the Las Vegas Strip. The STRAT comprises a casino, a hotel and the iconic SkyPod, which includes indoor and outdoor observation decks, thrill rides and the SkyJump attraction. In addition to hotel rooms, gaming and sportsbook facilities in an 80,000 square foot casino, The STRAT offers ten restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.
Laughlin casinos: We own and operate three casino resorts in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming and sportsbook facilities, the Aquarius has nine restaurants and the Edgewater offers six restaurants. The Edgewater also offers dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center. As noted above, the operations of the Colorado Belle remain suspended.
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
Pahrump casinos: We own and operate three casino properties in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition to gaming, sportsbook and bingo facilities at our Pahrump casino properties, Pahrump Nugget offers hotel rooms, a bowling center and a 5,200 square foot banquet and event center, and Lakeside Casino & RV Park offers 159 RV hook-up sites.
Maryland Casino Resort
Our Maryland Casino Resort segment is comprised of our AAA Four Diamond Award® winning Rocky Gap casino resort, which is geographically disparate from our Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to our Nevada Casino Resorts. Rocky Gap caters to a regional drive-in customer base traveling from mid-Atlantic areas (i.e., Maryland, Virginia, Washington DC, Pennsylvania and West Virginia). Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park in Maryland, which we lease from the Maryland Department of Natural Resources (the “Maryland DNR”) under a 40-year ground lease expiring in 2052 (plus a 20-year renewal option). In addition to hotel rooms and gaming, Rocky Gap offers a full range of amenities, including various food and beverage outlets, a Jack Nicklaus signature golf course, spa and pool and an event and conference center.
On August 24, 2022, we entered into definitive agreements to sell Rocky Gap for aggregate consideration of $260.0 million. The Rocky Gap Transactions are required by their terms to close concurrently and we expect the Rocky Gap Transactions to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations, where we control the food and beverage operations as well as the slot machines located within the tavern. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, Sean Patrick’s, Sierra Gold and SG Bar. As of December 31, 2022, we owned and operated 64 branded taverns, which offered a total of over 1,000 onsite slot machines. We continue to look for opportunities to pursue additional tavern openings and acquisitions.
Distributed Gaming
Our Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in over 1,000 third-party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana, with a limited number of slot machines in each location. We own and operate over 10,600 slot machines and amusement devices as part of our Distributed Gaming segment, with the majority of gaming devices offered at these locations being video poker machines. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. We place our slot machines and amusement devices in locations where we believe they will receive maximum customer traffic.
In August 2017, we became licensed as a video gaming terminal operator in Illinois. In October 2022, we surrendered our video gaming terminal operator license in Illinois due to inactivity. In October 2018, we received a conditional license to operate in

Pennsylvania, providing for potential expansion.
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
In Nevada, we generally enter into two types of slot placement contracts as part of our distributed gaming business: space lease agreements and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our slot machines at a business location and we are the sole holder of the applicable gaming license that allows us to operate such slot machines. Under participation agreements, the business location retains a percentage of the gaming revenue generated from our slot machines, and as a result both the business location and Golden are required to hold a state-issued gaming license. In Montana, our slot and amusement device placement contracts are all participation agreements.
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
The customer base of our Nevada Taverns and Distributed Gaming segments is primarily comprised of local patrons who frequent our branded taverns and use our slot machines and amusement devices in contracted third-party locations. We seek to place our slot machines and amusement devices in strategic, high-traffic areas, including our branded taverns, and the majority of our marketing efforts are focused on maximizing profitability from a high-frequency, convenience-driven customer base.
Our sales and marketing efforts include our consolidated loyalty program, True Rewards®, designed to encourage repeat business at our properties, branded taverns and other participating distributed gaming locations, as discussed below.
Responsible Marketing & Advertising
We consider responsible gaming to be an important part of our overall marketing strategy. Our marketing practices adhere to legal and regulatory requirements, and we put a significant emphasis on raising awareness about our commitment to responsible gaming to mitigate risks and promote a healthy gaming experience throughout our properties and branded tavern locations.
We include a toll-free help number and responsible gaming messaging at all of our properties and branded tavern locations. We strictly prohibit any marketing and advertisements directed toward underage persons or high-risk individuals. Our patrons have an opportunity to be removed from any promotional mailings and gambling on site by requesting to be a part of our self-exclusion program.
We regularly train our team members on ways to detect and prevent minors from gambling and consuming alcohol or loitering in designated gaming areas. In addition, all of our team members are required to complete annual training on responsible gaming.

True Rewards Loyalty Program
Our marketing efforts seek to capitalize on repeat visitation through the use of our True Rewards loyalty program. We offer our True Rewards loyalty program at all ten of our casino properties, as well as at all of our branded taverns and other participating distributed gaming locations. Members of our True Rewards loyalty program earn points based on gaming activity and food and beverage purchases at our casino properties, branded taverns and participating distributed gaming locations. Loyalty points are redeemable for slot play, promotional table game chips, food and beverages and grocery gift cards. All points earned in the loyalty program roll up into a single account balance which is redeemable at over 140 participating locations.
Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. As of December 31, 2022, we had nearly 656,000 active players in our marketing database, providing us with an avenue to drive customer engagement and cross-marketing opportunities across our casino and distributed gaming platform.
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
Competition
The casino, tavern and distributed gaming industries are highly competitive. Our casino business competes with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.
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
With respect to our branded taverns and distributed gaming operations, we face competition from other operators of casinos, hotels, taverns and other entertainment venues, as well as from others involved in the distributed gaming business.
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
Seasonality
We believe that our businesses are affected by seasonal factors, including holidays, weather and travel conditions. Our casino properties, branded taverns and distributed gaming businesses in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada branded taverns and distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the winter due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons during the fall. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.
Social Responsibility and Environmental Stewardship
We believe that our organization’s environmental and social goals as well as our team members’ involvement have a positive impact on the community. We are proud to be involved in various charitable events, including an annual fundraiser for amyotrophic lateral sclerosis (“ALS”), the Keep Memory Alive foundation for brain disorders, Scale The STRAT for the American Lung Association, and others. We have been contributing to the AAA Scholarship fund since 2018 and donate over $100,000 each year. We support food security programs, including but not limited to, Feed a Family, Meals for Christmas and Thanksgiving, and Meals for the Nevada Housing Authority, and our team members volunteer in food banks. In addition, Golden participates in “adopt the school” programs in each community we operate in and supports local schools through both charitable donations and supply drives.
We engage in responsible gaming practices and are committed to promoting such practices and providing responsible gaming information to our customers. We are a member of the Nevada Council on Problem Gaming and have contributed over $300,000 to the organization since 2015.
We are also committed to energy efficiency, and we have replaced older light bulbs and fixtures with more efficient devices at all our properties. We are planning to install electric vehicle (“EV”) charging stations at The STRAT as well as our other casino properties.
We are currently evaluating our water management and water efficiency programs with plans to implement additional programs in the future. Our goal is to reduce our consumptive water use and invest more efforts in water reuse and conservation programs. For example, we implemented xeriscaping as an environmental design choice, which allows for a reduction in our water usage and maintenance costs associated with commercial landscaping and allows us to adapt to the current pressures around monitoring and minimizing water usage. We plan to increase our investment in smart technologies that allow us to track our usage of utilities more efficiently and to prioritize budgeting for water-efficient equipment and appliances.

COVID-19 Response and Ongoing Focus on Team Member Well-being

Our response to the COVID-19 outbreak demonstrates our commitment to the community, our team members, and guests. We made COVID-19 and influenza vaccines available to all our team members and their family members free of charge, and implemented a number of health and safety protocols. These measures included enhanced sanitization, public gathering and capacity limitations, patron social distancing requirements, restrictions on permitted hours of operations, limitations on casino operations, which included disabling electronic gaming machines, and face mask and temperature check requirements for patrons.

In addition, we continue to offer a number of on-site health clinics to ensure the health and well-being of our team members. Such clinics are offered free of charge and include, but are not limited to, dental exams, preventative care health screenings, and mental health awareness and support. Our team members have access to medical, pharmacy and vision coverage, life and other types of insurance offerings, flexible spending accounts, and various employee assistance programs. Our goal is to create benefit offerings that meet the needs of our diverse workforce across our casino properties, branded taverns, and distributed gaming locations.
Human Capital
We are committed to recruiting, developing and retaining a superior workforce. We have a long history and deep cultural commitment to service and authenticity. As of December 31, 2022, we employed over 6,400 team members, which is a 2% increase from December 31, 2021 when we had approximately 6,300 employees. Our efforts to re-staff since the COVID-19 closures contributed to the increase in team members in 2022.
Mission and Values
In 2022, we continued to emphasize our organizational mission and values, as well as our “I CARE” guest service initiative. Our mission is to create authentic entertainment experiences where premium service is delivered at an exceptional value.
Our core mission is:
•To provide exceptional service to our guests
•To be accountable to each other
•To have integrity in all interactions
•To be urgent with purpose in our efforts
Our human capital initiatives reflect our commitment to aligning our workforce with our mission and values.
Recruitment
In 2022, we offered employment to 5,729 candidates from a total pool of 40,818 applications, or 14% of total applications, and over 3,700 of the offers converted to new hires. Compared to 2021, we received 8,943 more applications in 2022, a 28% increase from the previous year. In 2022, the average hire time was 14 days, which was a decrease from 52 days in 2021. We recruit applicants by utilizing various recruitment platforms and sources in an effort to secure a diverse pool of applicants and ensure sustainability of our talent pipeline. We offer referral and retention incentives to remain competitive in a limited labor market. We also made wage adjustments throughout Golden to remain competitive with market conditions and to improve retention in line level positions.
In 2022, we continued our relationships with various local non-profit organizations to connect job seekers with employment opportunities within Golden and attended numerous career fairs throughout the year. We enhanced job skills training initiatives so that those with a skills gap or no prior experience could receive training enabling them to perform job duties. Further, we established company-wide behavioral interviewing standards and training to support investment in our top talent. Our number one applicant source is Indeed, followed by our company site, and team member referrals.

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
Training, Employee Retention and Development
We consider employee training, retention, and development to be an important part of our overall employee professional development policy, as such initiatives also lead to a higher level of team member engagement and job satisfaction.
In 2022, we enhanced our learning management system, internally branded as “GEMS,” by adding 40 learning opportunities. New leader orientation and tavern leadership training has been facilitated through a monthly virtual classroom in the learning management system. Additionally, all safety and compliance training, except certain required hands-on certifications, are part of the online curriculum. Certifications have been assigned to manage reoccurring safety and compliance requirements, including COVID-19 safety protocols. We have also invested in equipment and resources to make online training more accessible to our team members, which resulted in over 82,000 training courses completed in 2022.
In 2022, we launched our Golden Women’s Group (“GWG”), a women’s leadership development program. GWG is a group for Golden’s team members dedicated to the workplace advancement of women. The mission of the GWG is to promote a support network among its members and to provide mentoring and professional education for established and emerging women within our organization. The focus of this program is to build leadership skills and strategies that will positively impact the GWG class members by enhancing their professional skill set and relationships.
Our investment in our team members’ talent and ongoing development is one of the key aspects of our employee retention efforts, as we believe that creating an involved environment for our team members sets us apart from our competitors and makes us an attractive employer. We consider employee retention to be an integral part of our overall employment strategy and invest in the continuous development of our team members and their growth within the company.
Diversity and Gender Equity
As of December 31, 2022, the organizational makeup was 50.4% female and 49.6% male with approximately 41.0% of management roles held by women. Average rate of pay for female salaried employees falls within 10% of the overall average pay for male employees in the same category.
As of December 31, 2022, the ethnic distribution of the overall workforce was 53% Caucasian and 47% non-Caucasian (all other races). The breakdown for salaried team members was 68.8% Caucasian and 31.2% non-Caucasian (all other races) with 26.8% of management roles held by non-Caucasian team members.
Among the overall workforce, as of December 31, 2022, 67% were over the age of 40, 33% were under the age of 40 and 11% were over the age of 65. Individuals over the age of 40 represented 69% of the salaried workforce.
Employees and Collective Bargaining Agreements
As of December 31, 2022, over 1,700 of our employees were covered by various collective bargaining agreements. Other unions may seek to organize the workers of our casino properties from time to time. We believe we have good relationships with our employees, including those represented by unions.
At The STRAT, our employees are covered by three collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO, as extended, expired on March 31, 2022, and we are in the process of negotiating an extension of the agreement. Our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (Valet and Warehouse) expires on March 31, 2024. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on May 31, 2023. We are also in negotiations with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artist and Allied Crafts of the United States, its territories and Canada, Local 720, Las Vegas, Nevada.
At the Aquarius, our employees are covered by four collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO, as extended, expired on March 31, 2022, and we are in the process of negotiating an extension of the agreement. Our collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America, as extended, expires on February 28, 2025. Our collective bargaining agreement with the United Steelworkers of America, as extended, expires on March 31, 2023. Our collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artists and Allied Crafts of the United States, Its Territories and Canada, Local 720, Las Vegas, Nevada expired on November 30, 2022, and we are in the process of negotiating an extension of the agreement.
At the Edgewater, our collective bargaining agreement with the United Brotherhood of Carpenters and Joiner of America, Local 1780, as extended, expires on July 31, 2023.
At Rocky Gap, our collective bargaining agreement with the United Food and Commercial Workers Union, Local 27 expires on November 1, 2023.
Data Privacy and Cybersecurity
We maintain cybersecurity awareness and training programs through our GEMS platform as well as through our internal policies and certifications, which are subject to review and oversight by our management and our Board of Directors. All newly hired team members are required to take training courses with particular focus on the acceptable use of technology and related cybersecurity risks. E-mail phishing training is performed routinely throughout the year. Additional training is performed for those with remote work capabilities.
Members of the Audit Committee of our Board of Directors receive regular updates on cybersecurity matters, including metrics, investments, and capabilities. The General Counsel, Chief Technology Officer, and key information technology team members from the security, compliance, and vendor management office meet on a bi-weekly basis to discuss the results of our cybersecurity and privacy matters and to evaluate new technologies from a security, operational, and regulatory perspective prior to their implementation.
Our cybersecurity program and policy documents are reviewed and updated annually. Our risk-based incident response plan is subject to an annual detailed review with any updates communicated to the leadership team. Our information technology senior leadership and key management team members perform tabletop exercises at least annually in order to be prepared for execution of the defined incident response plan.
We use the National Institute of Standards and Technology’s Framework to assess risk management against our cybersecurity capabilities. We use the Mitre Att&ck Framework in combination with a managed security service provider to detect and protect against cybersecurity threats. State privacy laws are continually evaluated and applied as required (e.g., Nevada, California, Massachusetts, New York, etc.). In addition, the Nevada Gaming Control Board issues information technology internal control standards, which we use to evaluate our internal and external audit procedures on an annual basis.
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
Acts of terrorism, natural disasters, severe weather conditions and actual or perceived outbreaks of public health threats and pandemics, could also significantly affect demand for gaming, entertainment and leisure activities and discretionary travel, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, the COVID-19 pandemic had an adverse effect on our results of operations during 2020 and the first half of 2021, including as a result of mandated property closures, operating restrictions, pandemic safety protocols and COVID-19 mitigation measures.
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
We may be subject to risks arising from climate-related matters
Most of our business segments are located in areas classified as extreme weather locations, which puts our business at potential risk from natural disasters such as floods, flash floods, droughts, and high winds, which may result in sudden interruption of business operations, flight cancellations, and a reduction in customers visitation. Climate change effects have also increased the level of severity and the frequency of such extreme weather events. While we cannot predict such naturally occurring events, we maintain insurance coverage pertaining to the most common weather disruptions. We fully understand that such insurance coverage may not prevent or be sufficient to fully indemnify us against incurred costs directly or indirectly related to our properties being damaged or destroyed as a result of such climate events.
There can be no assurance that potential climate change effects and other extreme weather conditions that may arise will not have a material adverse effect on our business, financial condition, results of operations and prospects.
We face substantial competition in our business segments and may lose market share.
The casino, tavern and distributed gaming industries are highly competitive. Our casino properties compete with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.
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
With respect to our branded taverns and distributed gaming operations, we face competition from other operators of casinos, hotels, taverns and other entertainment venues, as well as from others involved in the distributed gaming business.
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
Our casino and branded tavern properties have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades and, from time to time, replacement of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could materially adversely affect our results of operations.
Renovations and other capital improvements of casino properties in particular require significant capital expenditures. For example, between May 2018 and December 31, 2021 we invested over $109 million in strategic renovations of The STRAT. Any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain our casino and branded tavern properties from time to time may put us at a competitive disadvantage to casinos or taverns offering more modern and better maintained facilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our operations are subject to various environmental laws and regulations relating to emissions and discharges into the environment, and the storage, handling and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations are complex, and subject to change, and violations can lead to significant costs for corrective action and remediation, and fines and penalties.
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
Although we have comprehensive property and liability insurance policies for our properties, with coverage features and insured limits that we believe are customary in their breadth and scope, each such policy has certain exclusions. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, floods or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. Market forces beyond our control may also limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a major casualty, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition to the damage caused to our property by a casualty loss (such as fire, natural disasters, acts of war or terrorism), we may suffer business disruption as a result of these events or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in such event.
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
Our properties use significant amounts of water, electricity, natural gas and other forms of energy. Our Nevada properties in particular are located in a desert where water is scarce and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we cannot guarantee you that we will not in the future. Other states have suffered from electricity shortages. For example, California and Texas have experienced rolling blackouts due to excessive air conditioner use because of unexpectedly high temperatures in the past. We expect that potable water in Nevada, where the majority of our facilities are located, will become an increasingly scarce commodity at an increasing price due to the long duration of severe drought experienced in Las Vegas and other potential causes of water shortage.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
A number of employees at our casino properties are covered by collective bargaining agreements, which have staggered expirations over the next several years. Certain of our collective bargaining agreements have expired and we are in the process of negotiating extensions. We cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. The inability to negotiate and enter into new collective bargaining agreements on favorable terms could result in an increase in our operating expenses or covered employees could strike or engage in other collective behaviors. Any renegotiation of these and other labor agreements could significantly increase our costs for wages, healthcare, pension plans and other benefits, and could have a material adverse effect on the business of our casino properties and our financial condition, results of operations and prospects.
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
Our reputation and business could be negatively impacted as a result of environmental, social and governance matters.
Regulators, investors and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. For example, new laws and regulations relating to ESG matters, including human capital, diversity, sustainability, climate change and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response may require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. In addition, we have announced a number of ESG initiatives and goals, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Consumers’ perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brands. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain sustainability goals or initiatives may depend in part on third-party collaboration, mitigation innovations and/or the availability of economically feasible solutions at scale.
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
We currently operate casino properties solely in Nevada and in Flintstone, Maryland, operate our branded taverns mostly in the greater Las Vegas, Nevada metropolitan area, and conduct our distributed gaming business solely in Nevada and Montana. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:
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
Our Nevada Locals Casinos, branded taverns and distributed gaming operations largely depend on the locals market for customers. Competition for local customers in Las Vegas in particular is intense. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business. In addition, the number of visitors to our Nevada casino properties may be adversely affected by increased transportation costs, the number and frequency of flights into or out of Las Vegas, and capacity constraints of the interstate highways that connect our casino properties with the metropolitan areas in which our customers reside.
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
We may experience seasonal fluctuations that could significantly impact our quarterly operating results. Our casino properties, branded taverns and distributed gaming businesses in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada branded taverns and distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. Our Montana distributed gaming operations typically experience higher revenues during the winter due to the inclement weather in the state and less opportunity for outdoor activities, in addition to the impact from professional sports seasons during the fall. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.
The success of our distributed gaming operations is dependent on our ability to renew our agreements.
We conduct our distributed gaming business under space lease and participation agreements with third parties. Agreements with chain store and other third-party customers are renewable at the option of the owner of the applicable chain store or a third party. As our distributed gaming agreements expire, we are required to compete for renewals. If we are unable to renew a material portion of our space lease and participation agreements, this could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that our existing agreements will be renewed on reasonable or comparable terms, or at all.
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
Our ability to realize the anticipated benefits of any strategic acquisitions will depend, to a large extent, on our ability to successfully integrate our businesses with the businesses we acquire. Integrating and coordinating the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business with our strategic acquisitions include:
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
We have a significant amount of indebtedness. As of December 31, 2022, our senior indebtedness, excluding unamortized debt issuance costs, was approximately $910 million, which was comprised of $575 million in principal amount of outstanding term loan borrowings under our senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) and approximately $335 million of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”). Our level of debt could, among other things:
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
We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. Our Credit Facility includes a $240 million revolving credit facility (the “Revolving Credit Facility”), which was undrawn at December 31, 2022. In addition, our Credit Facility and the indenture governing the 2026 Unsecured Notes (the “Indenture”) permit us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.
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
The borrowings under our Credit Facility are subject to variable rates of interest and expose us to interest rate risk. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. As interest rates increase, our debt service obligations on the variable rate indebtedness also increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Each quarter point change in interest rates would result in a $1.4 million change in annual interest expense on our indebtedness under our Credit Facility. For example, in 2022, we incurred an additional $6.8 million in interest expense under our Credit Facility as a result of the increase in the interest rates. We are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Risks Related to Share Ownership and Shareholder Matters
Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.
As of December 31, 2022, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 23% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.
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
The market price of our common stock has been, and is likely to continue to be, volatile. During 2022, the market price of our common stock has ranged from $32.53 to $59.96. The market price of our common stock may be significantly affected by many factors, including:
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
We may from time to time file universal shelf registration statements for the future sale of common stock, preferred stock, debt securities and other securities, pursuant to which we may offer securities for sale from time to time. We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, we issued approximately 0.9 million shares of our common stock in connection with our acquisition of Edgewater Gaming, LLC and Colorado Belle Gaming, LLC in January 2019, and approximately 4.0 million shares of our common stock in connection with our acquisition of American Casino and Entertainment Properties LLC in 2017. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and other equity awards pursuant to our employee benefit plans. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing shareholders.
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

The following table provides further information on our properties and identifies the properties subject to leases of the underlying real estate assets as of December 31, 2022:

Name and Location	Approximate Acres	Notes
Nevada Casino Resorts
The STRAT (Las Vegas, NV)	34	Approximately 17 acres are undeveloped and reserved for future development, approximately 7 acres of which have been leased to a third party for development.
Aquarius (Laughlin, NV)	18	Approximately 1.6 acres are undeveloped and reserved for future development.
Edgewater (Laughlin, NV)	16	In addition, we lease approximately 20 acres of land for the Laughlin Event Center for our Laughlin casino properties. The lease is with an unrelated party and expires in 2027.
Colorado Belle (Laughlin, NV)	22	The operations of this casino resort remain suspended.

Nevada Locals Casinos
Arizona Charlie’s Boulder (Las Vegas, NV)	24
Arizona Charlie’s Decatur (Las Vegas, NV)	17	We lease office, storage and laundry space for our Arizona Charlie’s Decatur in an adjacent shopping center. The lease is with an unrelated party and expires in 2097.
Gold Town Casino (Pahrump, NV)	9	The casino property is located on four leased parcels of land. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor), and we sublease approximately two of the acres to an unrelated third party.
Lakeside Casino & RV Park (Pahrump, NV)	35
Pahrump Nugget (Pahrump, NV)	40	Approximately 20 acres are undeveloped and reserved for future development.

Maryland Casino Resort
Rocky Gap (Flintstone, MD)	270	Approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated is leased from the Maryland DNR pursuant to a 40-year ground lease. The lease expires in 2052, with an option to renew for an additional 20 years.

Nevada Taverns
64 branded tavern locations (Las Vegas, NV and Reno, NV)	—	All tavern locations are leased with lease terms ranging from 5 to 20 years, with various renewal options from 5 to 25 years.

Corporate and Other
Company headquarters (Las Vegas, NV)	—
Office and warehouse space (NV)	—
Office and warehouse space (MT)	—
ITEM 3.    LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Market under the ticker symbol “GDEN.” As of February 20, 2023, there were 270 shareholders of record of our common stock.
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
Share Repurchase Program and Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $75 million share repurchase program authorized by our Board of Directors on November 1, 2022. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. The repurchase program is also subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors (refer to “Note 8 — Shareholders’ Equity and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding our share repurchase program). Share repurchases executed in May 2022 (under our previously authorized share repurchase program) and November 2022 included 210,000 shares and 263,418 shares, respectively, repurchased from a related party as discussed in “Note 14 — Related Party Transactions” in Part II, Item 8: Financial Statements and Supplemental Data. The rest of the repurchases were made through open market transactions. The following table presents our common stock purchases made pursuant to our share repurchase program for the year ended December 31, 2022:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
January 1-31, 2022	—	$—	—	$39.4
February 1-28, 2022	—	$—	—	$39.4
March 1-31, 2022	268,791	$56.54	268,791	$24.2
April 1-30, 2022	—	$—	—	$24.2
May 1-31, 2022	211,100	$42.59	211,100	$41.0	(1) (2)
June 1-30, 2022	303,900	$44.34	303,900	$27.5
July 1-31, 2022	—	$—	—	$27.5
August 1-31, 2022	—	$—	—	$27.5
September 1-30, 2022	—	$—	—	$27.5	(3)
October 1-31, 2022	—	$—	—	$27.5
November 1-30, 2022	263,418	$41.35	263,418	$64.1	(4)
December 1-31, 2022	65,479	$40.30	65,479	$61.5
Total	1,112,688	$46.01	1,112,688	$61.5
(1) Our Board of Directors increased the amount authorized for share repurchases to $50 million on May 3, 2022.
(2) Includes 210,000 shares repurchased from Anthony A. Marnell III, an independent non-employee member of our Board of Directors, at a price of $42.61 per share.
(3) Our Board of Directors increased the amount authorized for share repurchases to $75 million on November 1, 2022.
(4) Represents shares repurchased from Anthony A. Marnell III, an independent non-employee member of our Board of

Directors, at a price of $41.35 per share.
Stock Performance Graph
The following performance graph compares the cumulative five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with Nasdaq Composite Index and the Dow Jones US Gambling index, during the five years ended December 31, 2022. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Returns - Year Ending December 31,
	2017	2018	2019	2020	2021	2022
Golden Entertainment, Inc.	$100.00	$49.07	$58.86	$60.92	$154.76	$114.55
NASDAQ Composite	100.00	96.13	129.97	186.70	226.63	151.61
Dow Jones US Gambling	100.00	67.36	96.55	85.49	74.51	55.50
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

Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in our branded taverns). We conduct our business through five reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, Nevada Taverns, and Distributed Gaming.
Our Nevada Casino Resorts segment is comprised of destination casino resort properties offering a variety of food and beverage outlets, entertainment venues and other amenities. Our Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius, and typically have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play. Our Maryland Casino Resort segment is comprised of our Rocky Gap casino resort. Our Nevada Taverns segment is comprised of the operations of our branded taverns located primarily in the greater Las Vegas, Nevada metropolitan area, targeting local patrons seeking more convenient entertainment establishments than traditional casino properties. Our Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in over 1,000 third-party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana, with a limited number of slot machines in each location.

Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report for the year ended December 31, 2022.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
Gaming	$760,906	$766,307	$476,753
Food and beverage	175,363	167,815	112,081
Rooms	122,324	109,802	71,411
Other	63,126	52,619	33,910
Total revenues	1,121,719	1,096,543	694,155
Expenses
Gaming	428,984	416,197	275,041
Food and beverage	131,863	118,541	92,202
Rooms	56,414	48,632	39,935
Other operating	19,889	16,968	11,789
Selling, general and administrative	235,404	221,967	183,122
Depreciation and amortization	100,123	106,692	124,430
Loss on disposal of assets	934	1,260	803
Preopening expenses	161	246	308
Impairment of goodwill and intangible assets	—	—	33,964
Total expenses	973,772	930,503	761,594
Operating income (loss)	147,947	166,040	(67,439)
Non-operating expense
Other non-operating income	—	60,000	—
Interest expense, net	(63,490)	(62,853)	(69,110)
Loss on debt extinguishment and modification	(1,590)	(975)	—
Change in fair value of derivative	—	—	(1)
Total non-operating expense, net	(65,080)	(3,828)	(69,111)
Income (loss) before income tax provision	82,867	162,212	(136,550)
Income tax provision	(521)	(436)	(61)
Net income (loss)	$82,346	$161,776	$(136,611)
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
The $25.2 million, or 2%, increase in revenues for the year ended December 31, 2022 compared to the prior year resulted from increases of $7.6 million, $12.5 million, and $10.5 million in food and beverage, rooms, and other revenues, respectively, as offset by a $5.4 million decrease in gaming revenues. The increase in food and beverage, rooms, and other revenues for the year ended December 31, 2022 compared to the prior year was driven primarily by an increase in occupancy and the average daily room rate of our hotel rooms during the first half of 2022 relative to the prior year and an overall increase in guest visitation following the lifting of COVID-19 mitigation measures and related operating restrictions during the summer of 2021 and the effect of government stimulus payments in 2021 and early 2022 on discretionary consumer spending. The $5.4 million decrease in gaming revenues for the year ended December 31, 2022 was primarily attributable to the stabilization of demand in 2022 compared to the pent-up demand for gaming experienced in the prior year following the lifting of COVID-19 mitigation measures and related operating restrictions. In addition, our patrons typically engaged in less discretionary spending in 2022 due to the impact of macroeconomic conditions.
Operating Expenses
The $36.8 million, or 6%, increase in operating expenses for the year ended December 31, 2022 compared to the prior year resulted from increases of $12.8 million, $13.3 million, $7.8 million, and $2.9 million in gaming, food and beverage, rooms, and other operating expenses, respectively. The increase in operating expenses for the year ended December 31, 2022 was primarily driven by higher labor costs and cost of goods incurred, as well as an increase in other operating expenses related to the increase in the number of concert events hosted at our Laughlin Event Center during the first half of 2022 following the lifting of COVID-19 mitigation measures and related operating restrictions during the summer of 2021.
Selling, General and Administrative Expenses
The $13.4 million, or 6%, increase in selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2022 compared to the prior year was primarily attributable to the increase in payroll and related expenses as well as an increase in costs related to utilities and maintenance contracts. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $6.6 million, or 6%, for the year ended December 31, 2022 compared to the prior year was primarily related to long-lived assets acquired in connection with the American Casino and Entertainment Properties LLC acquisition being fully depreciated and amortized. In addition, as discussed in “Note 3 — Assets Held for Sale” in Part I, Item 1: Financial Statements, in connection with our entry into definitive agreements for the sale of Rocky Gap, the assets related to Rocky Gap were classified as held for sale as of September 30, 2022 and we ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements on August 24, 2022.
Loss on Disposal of Assets
Loss on disposal of assets in the amount of $0.9 million for the year ended December 31, 2022 was primarily related to sales of used gaming equipment by our Nevada Taverns segment and disposals of property and equipment by our casino properties located in Nevada. Loss on disposal of assets in the amount of $1.3 million for the year ended December 31, 2021 was primarily related to disposals of property and equipment by our Distributed Gaming segment and sales of used gaming equipment by our Maryland Casino Resort.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the year ended December 31, 2022 primarily related to new branded tavern openings within our Nevada Taverns segment and opening of new venues within our Nevada Casino Resorts segment. Preopening expenses for the year ended December 31, 2021 primarily related to our planned expansion into new markets for our Distributed Gaming segment.
Non-Operating Expense, Net
Non-operating expense, net increased by $61.3 million, or 1600%, for the year ended December 31, 2022 compared to the prior year primarily due to the decrease in other non-operating income of $60.0 million related to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill by Caesars Entertainment, Inc. discussed in “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report. Interest expense, net, increased by $0.6 million, or 1%, for the year ended December 31, 2022 due to the increase in the interest rates under our Credit Facility. We made a $75.0 million prepayment of our term loan borrowings and repurchased $39.5 million in principal amount of 2026 Unsecured Notes in open market transactions during the year, which resulted in a $0.6 million, or 63%, year-over-year increase in non-cash charges for the accelerated amortization of the debt issuance costs and discount, as discussed in “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
Income Taxes
The effective income tax rate was 0.63% for the year ended December 31, 2022, which differed from the federal income tax rate of 21% due to the partial release of the valuation allowance related to deferred tax assets, excess tax deductions related to the exercise of stock options, and the limitation of tax deductions on executive compensation under the Internal Revenue Code Section 162(m). The effective income tax rate for the year ended December 31, 2021 was 0.27%, which differed from the federal tax rate of 21% primarily due to the change in valuation allowance.

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
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, non-cash lease expense, and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
Nevada Casino Resorts	$406,950	$389,712	$250,643
Nevada Locals Casinos	157,514	159,855	113,031
Maryland Casino Resort	78,010	78,155	51,636
Nevada Taverns	109,965	110,170	64,041
Distributed Gaming	365,472	357,414	214,215
Corporate and other	3,808	1,237	589
Total Revenues	$1,121,719	$1,096,543	$694,155

Adjusted EBITDA
Nevada Casino Resorts	$135,104	$149,077	$57,462
Nevada Locals Casinos	75,848	80,005	45,610
Maryland Casino Resort	25,383	26,697	15,094
Nevada Taverns	37,610	39,762	10,086
Distributed Gaming	44,021	47,514	16,866
Corporate and other	(50,886)	(51,337)	(34,861)
Total Adjusted EBITDA	$267,080	$291,718	$110,257

Net income (loss)	$82,346	$161,776	$(136,611)
Adjustments
Other non-operating income	—	(60,000)	—
Depreciation and amortization	100,123	106,692	124,430
Non-cash lease expense	165	762	1,344
Share-based compensation	13,433	14,401	9,637
Loss on disposal of assets	934	1,260	803
Loss on debt extinguishment and modification	1,590	975	—
Preopening and related expenses (1)	161	246	533
Severance expenses	378	228	3,710
Impairment of goodwill and intangible assets	—	—	33,964
Other, net	3,939	2,089	3,275
Interest expense, net	63,490	62,853	69,110
Change in fair value of derivative	—	—	1
Income tax provision	521	436	61
Adjusted EBITDA	$267,080	$291,718	$110,257
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations.
Nevada Casino Resorts
Revenues increased by $17.2 million, or 4%, and Adjusted EBITDA decreased by $14.0 million, or 9%, for the year ended December 31, 2022 compared to the prior year. The increase in revenue was driven by increases of $6.3 million, $9.4 million and $6.3 million in food and beverage, rooms, and other revenues, respectively, offset by a decrease of $4.8 million in gaming revenues. The increase in revenues over the prior year was primarily driven by an increase in occupancy of our hotel rooms during the first half of 2022 relative to the prior year (reflecting the lifting of COVID-19 mitigation measures and related operating restrictions during the summer of 2021) combined with a higher average daily rate. The decrease in gaming revenues over the prior year was primarily attributable to a decrease in demand for gaming in the second half of the year due to the impact of macroeconomic conditions on our gaming patrons. The decrease in Adjusted EBITDA compared to the prior year was primarily attributable to higher labor costs and cost of goods and additional expenses related to the entertainment offerings at our Laughlin Event Center for the year ended December 31, 2022.
Nevada Locals Casinos
Revenues and Adjusted EBITDA decreased by $2.3 million, or 1%, and $4.2 million, or 5%, respectively, for the year ended December 31, 2022 compared to the prior year. The decrease in revenues was driven by a $6.1 million decrease in gaming revenues, offset by increases of $1.2 million, $2.5 million, and $0.1 million in food and beverage, rooms, and other revenues, respectively. The decrease in gaming revenues over the prior year was primarily attributable to a decrease in patron visitation due to the stabilization of demand for gaming compared to the pent-up demand experienced in the second half of 2021 following the lifting of COVID-19 mitigation measures during the summer of 2021 and the effect of government stimulus payments in 2021 on discretionary consumer spending. Higher food and beverage and rooms revenues were primarily driven by a higher average daily rate and an increase in guest visitation. The decrease in Adjusted EBITDA compared to the prior year was primarily attributable to higher labor costs and cost of goods.
Maryland Casino Resort
Revenues remained relatively consistent with the prior year with a decrease of $0.1 million compared to 2021 and Adjusted EBITDA decreased $1.3 million, or 5%, for the year ended December 31, 2022 compared to the prior year. The decrease in revenues was driven by a $1.2 million decrease in gaming revenues, offset by increases of $0.5 million and $0.6 million in food and beverage and rooms revenues, respectively. Higher food and beverage and rooms revenues were driven by a higher average daily rate and an increase in guest visitation following the easing of COVID-19 mitigation measures during the summer of 2021. The decrease in Adjusted EBITDA compared to the prior year resulted from an increase in labor costs and costs of goods.
Nevada Taverns
Revenues and Adjusted EBITDA decreased by $0.2 million, or 0.2%, and $2.2 million, or 5%, respectively, for the year ended December 31, 2022 compared to the prior year. The decrease in revenues was driven by decreases of $0.3 million and $0.4 million in gaming and food and beverage revenues, respectively, offset by an increase of $0.5 million in other revenues. The decrease in revenues was primarily driven by a decrease in patron visitation due to the stabilization of demand for gaming compared to the pent-up demand experienced in the second half of 2021 following the lifting of COVID-19 mitigation measures during the summer of 2021 and the effect of government stimulus payments in 2021 on discretionary consumer spending. The decrease in Adjusted EBITDA was primarily attributable to higher labor costs and cost of goods compared to the prior year.
Revenues and Adjusted EBITDA increased by $46.1 million, or 72%, and $29.7 million, or 294%, respectively, for the year ended December 31, 2021 compared to 2020. The increase in revenues was driven by increases of $25.7 million, $19.0 million, and $1.4 million in gaming, food and beverage, and other revenues, respectively. The increase in revenues and Adjusted EBITDA over the prior year was primarily as a result of a full year of operations and the easing of COVID-19 mitigation measures, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020 which lasted through the end of the third quarter of 2020.
Distributed Gaming
Revenues increased by $8.1 million, or 2%, and Adjusted EBITDA decreased by $3.5 million, or 7%, for the year ended December 31, 2022 compared to the prior year. The increase in revenues was driven by increases of $7.1 million and $1.0 million in gaming and other revenues, respectively. The increase in revenues was primarily related to the expansion of our distributed gaming locations as well as the easing of COVID-19 mitigation measures during 2021. The decrease in Adjusted EBITDA over the prior year is primarily related to an increase in labor costs and an increase in costs of providing gaming related services to third parties under our space lease and participation agreements.
Revenues and Adjusted EBITDA increased by $143.2 million, or 67%, and $30.6 million, or 182%, respectively, for the year ended December 31, 2021 compared to 2020. The increase in revenues was driven by increases of $140.2 million, $0.4 million and $2.6 million in gaming, food and beverage, and other revenues, respectively. The increase in revenues and Adjusted EBITDA over the prior year was primarily due to a full year of operations and the easing of COVID-19 mitigation measures, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020. Our Distributed Gaming operations in Montana and Nevada resumed on May 4, 2020 and June 4, 2020, respectively.

Adjusted EBITDA Margin
For the year ended December 31, 2022, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 33%, 48%, 33%, 34%, and 12% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, Nevada Taverns, and Distributed Gaming, respectively, as compared to Adjusted EBITDA margins of 38%, 50%, 34%, 36%, and 13% for the year ended December 31, 2021.
The lower Adjusted EBITDA margins for the year ended December 31, 2022 compared to the prior year were primarily attributable to increases in labor costs and cost of goods. In addition, lower Adjusted EBITDA margins in our Distributed Gaming segment reflect the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For a discussion of our results of operations (including revenues and Adjusted EBITDA for our Nevada Casino Resorts, Nevada Locals Casinos and Maryland Casino Resort segments) for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had $142.0 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of December 31, 2022, we had borrowing availability of $240 million under our Revolving Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding our Revolving Credit Facility). In addition, as discussed above, we have entered into definitive agreements to sell Rocky Gap for aggregate consideration of $260.0 million in cash, which transactions are expected to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
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
Cash Flows
Net cash provided by operating activities was $150.2 million, $295.8 million and $36.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The $145.6 million, or 49%, decrease in operating cash flows in 2022 compared to 2021 primarily related to a decrease of $18.1 million, or 11%, in operating income, and the timing of working capital spending. The year ended December 31, 2021 also included the impact of $60.0 million in non-operating income related to our agreement with William Hill providing for certain payments arising from the acquisition of William Hill by Caesars Entertainment, Inc. as discussed in “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report. The $259.1 million, or 706%, increase in operating cash flows for the year ended December 31, 2021 compared to 2020 was primarily attributable to a full year of operations in 2021, whereas in the prior year our operations were subject to mandatory property closure requirements commencing in March 2020 resulting from the COVID-19 pandemic. In addition, net cash provided by operating activities for the year ended December 31, 2021 reflects a $60 million payment received in the third quarter of 2021 from Caesars Entertainment, Inc. pursuant to our agreement with William Hill discussed above.
Net cash used in investing activities was $51.3 million, $28.9 million and $35.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The $22.4 million, or 77%, increase in net cash used in investing activities in 2022 compared to 2021 related to the increase in our capital expenditures. The $7.0 million, or 19%, decrease in net cash used in investing activities for the year ended December 31, 2021 compared to 2020 reflected management’s continued focus on preservation of liquidity and deferral of material capital expenditures in light of the COVID-19 pandemic.
Net cash used in financing activities was $177.4 million, $149.9 million and $9.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The $27.5 million, or 18%, increase in net cash used in financing activities in 2022 compared to 2021 primarily related to the prepayment of outstanding term loan borrowings with a principal amount of $75.0 million, a $39.5 million repurchase in principal amount of 2026 Unsecured Notes in open market transactions, and $51.2 million in repurchases of our common stock pursuant to the share repurchase program, followed by payments of tax withholding on option exercises and the vesting of RSUs. The $140.9 million, or 1566%, increase in net cash used in financing activities in 2021 compared to 2020 primarily related to the prepayment of outstanding term loan borrowings with a principal amount of $122.0 million, $10.6 million in open market repurchases of our common stock pursuant to the share repurchase program, repayments of notes payable and finance leases, and tax withholding on option exercises and the vesting of RSUs. We also paid $0.7 million for debt modification costs and fees in connection with the increase of the size and extension of the maturity date for our Revolving Credit Facility.
Long-Term Debt
For information regarding our Credit Facility and Indenture refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
Share Repurchase Program
Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. Refer to “Note 8 — Shareholders’ Equity and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data and “Share Repurchase Program and Issuer Purchase of Equity” in Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report for additional information regarding our share repurchase program and common stock purchases made pursuant to our share repurchase program.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
(In thousands)
Term Loan	$—	$575,000	$—	$—	$—	$—	$575,000
2026 Unsecured Notes	—	—	—	335,461	—	—	335,461
Notes payable	90	—	—	—	—	—	90
Interest on long-term debt (1)	68,073	57,448	25,579	8,526	—	—	159,626
Operating leases (2)	50,372	43,268	26,378	16,933	12,755	54,674	204,380
Finance lease obligations (3)	521	227	200	200	214	3,213	4,575
Purchase obligations (4)	922	500	500	500	500	3,734	6,656
	$119,978	$676,443	$52,657	$361,620	$13,469	$61,621	$1,285,788
(1)Represents estimated interest payments on our outstanding term loan borrowings under our Credit Facility based on interest rates as of December 31, 2022 until maturity, as well as interest on our 2026 Unsecured Notes and notes payable.

(2)Includes total operating lease interest obligations of $40.2 million.
(3)Includes total finance lease interest obligations of $2.4 million.
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
Valuation of Goodwill and Indefinite-Lived Intangible Assets
As of December 31, 2022, the value of our goodwill and indefinite-lived intangible assets was $158.4 million and $46.8 million, respectively. As discussed in “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, we concluded that there was no impairment of our goodwill and intangible assets as of December 31, 2022 and 2021. For the year ended December 31, 2020, we recorded impairment charges to our goodwill and indefinite-lived intangible assets of $27.1 million and $6.9 million, respectively.
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
Valuation of Long-Lived Assets at Colorado Belle
As of December 31, 2022, the balance of long-lived assets at Colorado Belle was $29.1 million. As discussed elsewhere in this Annual Report, the operations of the Colorado Belle remain suspended. Since we review the carrying amounts of our long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, suspension of this casino resort property’s operations qualified as an indicator that impairment may exist related to our long-lived assets at Colorado Belle. As discussed in “Note 4 — Property and Equipment” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, the results of interim and annual assessments conducted during the year did not result in an impairment of the long-lived assets at Colorado Belle as of and for the years ended December 31, 2022 and 2021.
Recoverability of a long-lived asset is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is recorded based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, we generally use market comparables, when available, or a discounted cash flow model. The estimation of fair value utilizing a discounted cash flow model requires management to make critical estimates, judgments and assumptions with regards to estimated future cash flows, including future growth rates, operating margins, economic and business conditions, and discount rate, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain, since they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. If our estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, we may have to record impairment charges in the future.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2022, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report).
As of December 31, 2022, we had $575 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 4.85% for the year ended December 31, 2022. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $2.9 million over a twelve-month period.
As of December 31, 2022, our investment portfolio included $142.0 million in cash and cash equivalents and $5.0 million in short-term investments.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of long-lived assets at Colorado Belle
Description of the Matter
At December 31, 2022, the Company’s long-lived assets at Colorado Belle totaled $29.1 million. As discussed in Note 4, the Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As discussed in Note 1, the operations of the Colorado Belle remained suspended as of December 31, 2022. Management identified an indicator of impairment related to the Colorado Belle asset group, performed an impairment test and concluded that the fair value was in excess of the carrying value of the asset group.
Auditing the Company’s Colorado Belle long-lived assets impairment assessment was challenging due to the highly judgmental nature of certain assumptions used in the estimate of future cash flows including, among others, future growth rates, operating margins, economic and business conditions and discount rate. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s impairment assessment of its long-lived assets. For example, we tested controls over the completeness and accuracy of the data and assumptions used in management’s impairment assessment.
Our testing of the Company’s impairment assessment for Colorado Belle’s long-lived assets, included, among other procedures, assessing the prospective financial information utilized in the valuation, considering factors including the reopening date of the property, future growth rates, operating margin, discount rate and forecasted capital expenditures. We also evaluated other assumptions used in preparing estimated future cash flows including future market conditions, industry and economic trends, and consumer preferences for contrary evidence. We inquired of management as to their future operating plans for the Colorado Belle, comparing the results of our inquiries with the assumptions used in preparing their estimated future cash flows, as well as historical Company results, changes to the Company’s business plans and other relevant factors. We evaluated the Company’s internal and external communications, as well as third party industry and analyst reports to identify any corroboratory or contrary evidence. We assessed the historical accuracy of management’s estimates and evaluated management’s sensitivity analyses of the subjective assumptions to evaluate the changes in the analysis that would result from changes in these assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Las Vegas, Nevada
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Golden Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golden Entertainment, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2), and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 1, 2023

GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$136,889	$220,540
Accounts receivable, net of allowance for credit losses of $775 and $481 at December 31, 2022 and 2021, respectively	20,495	18,720
Prepaid expenses	25,900	15,108
Inventories	8,117	6,637
Other	13,610	2,933
Assets held for sale	39,562	—
Total current assets	244,573	263,938
Property and equipment, net	840,731	904,220
Operating lease right-of-use assets, net	147,893	179,251
Goodwill	158,396	158,396
Intangible assets, net	89,552	98,058
Deferred income tax assets	11,822	—
Other assets	15,703	11,701
Total assets	$1,508,670	$1,615,564
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$555	$1,057
Current portion of operating leases	42,200	40,151
Accounts payable	25,168	19,102
Accrued payroll and related	21,227	31,309
Accrued liabilities	33,365	35,347
Liabilities related to assets held for sale	10,187	—
Total current liabilities	132,702	126,966
Long-term debt, net and non-current finance leases	900,464	1,010,469
Non-current operating leases	121,979	155,098
Deferred income tax liabilities	53	1,861
Other long-term obligations	552	1,629
Total liabilities	1,155,750	1,296,023
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,179 and 28,830 common shares issued and outstanding at December 31, 2022 and 2021, respectively	282	288
Additional paid-in capital	480,060	477,829
Accumulated deficit	(127,422)	(158,576)
Total shareholders’ equity	352,920	319,541
Total liabilities and shareholders’ equity	$1,508,670	$1,615,564
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Gaming	$760,906	$766,307	$476,753
Food and beverage	175,363	167,815	112,081
Rooms	122,324	109,802	71,411
Other	63,126	52,619	33,910
Total revenues	1,121,719	1,096,543	694,155
Expenses
Gaming	428,984	416,197	275,041
Food and beverage	131,863	118,541	92,202
Rooms	56,414	48,632	39,935
Other operating	19,889	16,968	11,789
Selling, general and administrative	235,404	221,967	183,122
Depreciation and amortization	100,123	106,692	124,430
Loss on disposal of assets	934	1,260	803
Preopening expenses	161	246	308
Impairment of goodwill and intangible assets	—	—	33,964
Total expenses	973,772	930,503	761,594
Operating income (loss)	147,947	166,040	(67,439)
Non-operating expense
Other non-operating income	—	60,000	—
Interest expense, net	(63,490)	(62,853)	(69,110)
Loss on debt extinguishment and modification	(1,590)	(975)	—
Change in fair value of derivative	—	—	(1)
Total non-operating expense, net	(65,080)	(3,828)	(69,111)
Income (loss) before income tax provision	82,867	162,212	(136,550)
Income tax provision	(521)	(436)	(61)
Net income (loss)	$82,346	$161,776	$(136,611)

Weighted-average common shares outstanding
Basic	28,662	28,709	28,080
Diluted	31,514	32,123	28,080
Net income (loss) per share
Basic	$2.87	$5.64	$(4.87)
Diluted	$2.61	$5.04	$(4.87)
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	27,879	$279	$461,643	$(172,178)	$289,744
Issuance of stock on options exercised and restricted stock units vested	330	3	—	—	3
Repurchases of common stock	(50)	—	—	(950)	(950)
Share-based compensation	—	—	9,525	—	9,525
Tax benefit from share-based compensation	—	—	(449)	—	(449)
Net loss	—	—	—	(136,611)	(136,611)
Balance, December 31, 2020	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	898	9	98	—	107
Repurchases of common stock	(227)	(3)	—	(10,613)	(10,616)
Share-based compensation	—	—	13,844	—	13,844
Tax benefit from share-based compensation	—	—	(6,832)	—	(6,832)
Net income	—	—	—	161,776	161,776
Balance, December 31, 2021	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	462	4	31	—	35
Repurchases of common stock	(1,113)	(10)	—	(51,192)	(51,202)
Share-based compensation	—	—	12,880	—	12,880
Tax benefit from share-based compensation	—	—	(10,680)	—	(10,680)
Net income	—	—	—	82,346	82,346
Balance, December 31, 2022	28,179	$282	$480,060	$(127,422)	$352,920
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$82,346	$161,776	$(136,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,123	106,692	124,430
Non-cash lease expense	165	762	1,344
Share-based compensation	12,880	13,844	9,525
Amortization of debt issuance costs and discounts on debt	4,093	4,343	4,519
Loss on disposal of assets	934	1,260	803
Provision for credit losses	753	631	940
Deferred income taxes	(13,630)	341	432
Loss on debt extinguishment and modification	1,590	975	—
Impairment of goodwill and intangible assets	—	—	33,964
Change in fair value of derivative	—	—	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,882)	(5,643)	1,599
Prepaid expenses, inventories and other current assets	(24,082)	(1,213)	8,999
Other assets	(4,307)	(1,595)	174
Accounts payable and other accrued expenses	(4,494)	14,393	(13,740)
Other liabilities	(1,292)	(791)	356
Net cash provided by operating activities	150,197	295,775	36,735
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(51,419)	(29,259)	(36,502)
Proceeds from disposal of property and equipment	152	374	648
Net cash used in investing activities	(51,267)	(28,885)	(35,854)
Cash flows from financing activities
Repayments of revolving credit facility	—	—	(200,000)
Borrowings under revolving credit facility	—	—	200,000
Repayments of term loan	(75,000)	(122,000)	—
Repurchase of senior notes	(39,524)	—	—
Repayments of notes payable	(512)	(3,737)	(5,017)
Principal payments under finance leases	(541)	(6,179)	(2,588)
Payment for debt extinguishment and modification costs	(12)	(651)	—
Tax withholding on share-based payments	(10,680)	(6,832)	(449)
Proceeds from issuance of common stock, net of costs	4	9	3
Proceeds from exercise of stock options	31	98	—
Repurchases of common stock	(51,202)	(10,616)	(950)
Net cash used in financing activities	(177,436)	(149,908)	(9,001)
Change in cash and cash equivalents	(78,506)	116,982	(8,120)
Balance, beginning of period	220,540	103,558	111,678
Balance, end of period	$142,034	$220,540	$103,558
Cash and cash equivalents
Cash and cash equivalents	$136,889	$220,540	$103,558
Cash and cash equivalents included in assets held for sale	5,145	—	—
Balance, end of period	$142,034	$220,540	$103,558

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows – (Continued)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow disclosures
Cash paid for interest	$58,900	$57,619	$64,422
Cash paid (received) for income taxes, net	19,706	—	(1,483)
Non-cash investing and financing activities
Payables incurred for capital expenditures	$5,386	$1,933	$3,585
Assets acquired under finance lease obligations	—	—	559
Loss on debt extinguishment and modification	1,590	975	—
Operating lease right-of-use assets obtained in exchange for lease obligations	22,078	41,259	11,153
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Business
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in the Company’s branded taverns). The Company’s portfolio includes ten casino properties located in Nevada and Maryland. The Company’s Nevada tavern segment is comprised of the operation of its branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s distributed gaming operations involve the installation, maintenance and operation of slot machines and amusement devices in third-party non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. Unless otherwise indicated, the terms “Golden” and the “Company,” refer to Golden Entertainment, Inc. together with its subsidiaries.
The Company conducts its business through five reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, Nevada Taverns, and Distributed Gaming. Each reportable segment is comprised of the following properties and operations:

Reportable Segment	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Hotel & Casino Resort (“Edgewater”)	Laughlin, Nevada
Colorado Belle Hotel & Casino Resort (“Colorado Belle”) (1)	Laughlin, Nevada

Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada

Maryland Casino Resort
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, Maryland

Nevada Taverns
64 branded tavern locations	Nevada

Distributed Gaming
Nevada distributed gaming	Nevada
Montana distributed gaming	Montana
(1) The operations of the Colorado Belle remain suspended.
On August 24, 2022, the Company entered into definitive agreements to sell Rocky Gap to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate consideration of $260.0 million (the “Rocky Gap Transactions”). Specifically, Century agreed to acquire the operations of Rocky Gap from Golden for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), subject to the conditions and terms set forth therein, and VICI agreed to acquire the real estate assets relating to Rocky Gap from Golden for $203.9 million in cash, subject to the conditions and terms set forth therein. The Rocky Gap Transactions are required by their terms to close concurrently and the Company expects the Rocky Gap Transactions to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions. Refer to discussion in “Note 3 — Assets Held for Sale” for further information.

Impact of COVID-19
As of December 31, 2022, all of the Company’s properties were open other than the Colorado Belle (whose operations remain suspended), and none of the Company’s casino properties or distributed gaming locations were subject to COVID-19 operating restrictions. Despite the resurgence of Omicron variants during 2022, the Company’s casino properties and distributed gaming operations experienced positive trends during the first half of 2022, including an increase in occupancy of hotel rooms and guest visitation following the removal of COVID-19 mitigation measures. The Company’s results of operations in the second half of 2021 also benefited from pent-up demand following the easing of COVID-19 mitigation measures and the effect of government stimulus on discretionary consumer spending. Future COVID-19 variants, mandates, restrictions or mitigation measures imposed by governmental authorities or regulatory bodies are uncertain and could have a significant impact on the Company’s future operations.
Temporary closures of the Company’s operations due to the COVID-19 pandemic resulted in lease concessions for certain of the Company’s branded taverns and route locations in 2020, some of which continued in 2021. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in substantial changes in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of the rent expense of $2.3 million and $11.9 million for the years ended December 31, 2021 and 2020, respectively. Rent expense that was not forgiven was recorded in future periods as those deferred payments were paid to the Company’s lessors.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and highly-liquid investments with original maturities of three months or less. As of December 31, 2022, the Company had $142.0 million in cash and cash equivalents, which included $5.1 million of cash and cash equivalents related to assets held for sale. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
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
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is recorded based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, the Company generally uses market comparables, when available, or a discounted cash flow model. The estimation of fair value requires significant judgment and is based on assumptions about future cash flows, including future growth rates, operating margins, economic and business conditions, and discount rate, all of which are unpredictable and inherently uncertain. The Company’s long-lived asset impairment tests are performed at the reporting unit level.
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
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets are comprised of trade names acquired in a business combination. The fair value of the Company’s trade names is estimated using the income approach to valuation at each of its reporting units. The

Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
Finite-Lived Intangible Assets
The Company’s finite-lived intangible assets primarily represent assets related to its customer relationships, player relationships, and non-compete agreements, and were acquired in a business combination. The Company’s finite-lived intangible assets are also comprised of leasehold interest and licenses. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
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
Long-Term Debt
Long-term debt is reported as the outstanding debt amount, net of unamortized debt issuance costs and debt discount. These include legal and other direct costs related to the issuance of debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments, and are recorded as a direct reduction to the face amount of the Company’s outstanding long-term debt on the consolidated balance sheets. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis over the contractual term of the underlying debt. The amount amortized to interest expense was $4.1 million, $4.3 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
In its distributed gaming business, the Company concluded it maintains control of the services directly before they are transferred to its customer and it considers its customer to be the gaming player since the Company controls all aspects of the slot machines. The Company retains control over the slot machines placed at the business location’s premises by controlling the hold percentage, types of slot machines and games made available on such machines, physical access to the contents of the gaming devices, and the repair and servicing of the slot machines. Therefore, these agreements do not contain a lease under Accounting Standards Codification (“ASC”) 842 and are accounted for under ASC 606. The Company is considered to be the principal in these arrangements and records its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses.
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
•Loyalty Program — The Company offers its True Rewards loyalty program at all ten of its casino properties, as well as at all of its branded taverns and other participating distributed gaming locations. Members of the Company’s True Rewards loyalty program earn points based on gaming activity and food and beverage purchases at the Company’s casino properties, branded taverns and participating distributed gaming locations. Loyalty points are redeemable for slot play, promotional table game chips, food and beverages and grocery gift cards. All points earned in the loyalty program roll up into a single account balance which is redeemable at over 140 participating locations.
The Company records a liability based on the value of points earned, less an estimate for points not expected to be redeemed. This liability represents a deferral of revenue until such time as the participant redeems the points earned. Redemption history at the Company’s casinos and branded taverns is used to assist in the determination of the estimated accruals. Loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned, since participants’ points expire after thirteen months of no activity. The True Rewards points accruals are included in current liabilities on the Company’s consolidated balance sheets. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.
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

The following table summarizes the Company’s activity for contract and contract related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Deposits and Other
(In thousands)	2022	2021	2022	2021	2022	2021
Balance at January 1	$1,184	$997	$2,995	$3,969	$4,937	$3,497
Balance at December 31 (1)	1,312	1,308	2,861	3,250	5,119	5,656
Increase (decrease)	$128	$311	$(134)	$(719)	$182	$2,159
(1) Balance at December 31, 2021 included $0.1 million, $0.3 million and $0.7 million in Outstanding Chip Liability, Loyalty Program and Customer Deposits and Other, respectively, related to assets held for sale. Such balances were excluded from 2022 amounts.
Costs to Acquire a Contract with a Customer
As part of the Company’s distributed gaming business, the Company incurs incremental costs to acquire customer contracts in the form of up-front fully recoverable consideration provided to a customer upon execution of the agreement. Such costs are recorded as other current and non-current assets in the Company’s consolidated balance sheets and are amortized over the term of the contract. The amount of costs to acquire customer contracts recorded by the Company was $7.3 million as of both December 31, 2022 and 2021.
Gaming Taxes
The Company’s casinos located in Nevada are subject to taxes based on gross gaming revenues and pay annual fees based on the number of slot machines and table games licensed during the year. Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and video lottery terminals in operation during the year. The Company’s distributed gaming operations in Nevada are subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that have grandfathered rights to more than 15 slot machines for play, and/or annual and quarterly fees at all branded tavern and third-party distributed gaming locations. The Company’s distributed gaming operations in Montana are subject to taxes based on the Company’s share of gross gaming revenue. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes and licenses were $73.2 million, $72.2 million and $51.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Advertising Expenses
The Company expenses advertising, marketing and promotional costs as incurred. Advertising costs included in selling, general and administrative expenses in the Company’s consolidated statements of operations were $12.2 million, $9.9 million and $6.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the year ended December 31, 2022, diluted net income per share excluded the weighted average effect of 150,384 shares of common stock. No shares of common stock related to time-based and performance-based restricted stock units were anti-dilutive for the year ended December 31, 2021 and for the year ended December 31, 2020, the amount of potential common share equivalents excluded from the computation was 915,025.
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs. While management continues to assess the possible impact of the adoption of new accounting standards and the future adoption of the new accounting standards that are not yet effective on the Company’s financial statements, management currently believes that the following new standards have or may have an impact on the Company’s consolidated financial statements and disclosures:
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
Note 3 – Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable, is expected to be completed within one year, and the asset group meets all of the accounting criteria to be classified as held for sale. As discussed in “Note 1 — Nature of Business,” on August 24, 2022, the Company entered into definitive agreements to sell Rocky Gap. The Rocky Gap Transactions are expected to close in the second quarter of 2023, subject to satisfaction or waiver of customary regulatory approvals and closing conditions. As a result, the assets related to the Rocky Gap property were classified as held for sale as of September 30, 2022 and the Company ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements. Operations of Rocky Gap have historically been represented in the Company’s Maryland Casino Resort reportable segment.
The carrying amounts of the assets and liabilities held for sale in the Rocky Gap Transactions consisted of the following:

(In thousands)	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$5,145
Accounts receivables, net	2,354
Prepaid expenses	539
Inventories	548
Other	46
Total current assets held for sale	8,632
Property and equipment, net	23,877
Operating lease right-of-use assets, net	5,980
Intangible assets, net	1,064
Other assets	9
Total assets held for sale	$39,562
LIABILITIES
Current liabilities
Current portion of finance leases	$103
Current portion of operating leases	436
Accounts payable	1,195
Accrued payroll and related	1,071
Other accrued liabilities	1,972
Total current liabilities related to assets held for sale	4,777
Non-current finance leases	204
Non-current operating leases	5,206
Total liabilities related to assets held for sale	$10,187
Rocky Gap generated revenues of $78.0 million, $78.2 million, and $51.6 million, and pretax income of $23.0 million, $22.2 million, and $10.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 4 – Property and Equipment
Property and equipment, net, consisted of the following:

	At December 31,
(In thousands)	2022	2021
Land	$125,240	$125,240
Building and improvements	923,157	937,759
Furniture and equipment	244,735	246,323
Construction in process	23,224	16,347
Property and equipment	1,316,356	1,325,669
Accumulated depreciation	(475,625)	(421,449)
Property and equipment, net	$840,731	$904,220
Depreciation expense for property and equipment, including finance leases, totaled $92.7 million, $98.6 million, and $103.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Due to the significant impact of the COVID-19 pandemic on the Company’s operations for the year ended December 31, 2020, the Company revised its cash flow projections throughout the year ended December 31, 2020 to reflect the then-current economic environment, including the uncertainty around the nature, timing and extent of elimination or easing of the restrictions on its operations, and utilized such projections in performing interim and annual qualitative and quantitative assessments of its property and equipment for potential impairment. The revised cash flow projections also reflected the Company’s decision to keep operations of its Colorado Belle property suspended. Based on the results of interim and annual assessments conducted during the year, the Company concluded that there was no impairment of the Company’s long-lived assets as of and for the year ended December 31, 2020. Management determined that for the years ended December 31, 2022 and 2021, there were no new indicators of impairment of the Company’s long-lived assets aside from the Colorado Belle, the operations of which remain suspended. Based on the qualitative and quantitative assessments conducted during the year, including specific procedures on the Colorado Belle property, the Company concluded that there was no impairment of the Company’s long-lived assets as of December 31, 2022 and 2021.
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
Management determined that there were no new indicators of impairment for the years ended December 31, 2022 and 2021, and the Company concluded that there was no impairment of the Company’s goodwill and intangible assets as of December 31, 2022 and 2021.
The estimated fair value of goodwill during the interim periods in 2021 and for the annual quantitative test in both 2021 and 2022 was determined using an income valuation approach utilizing discounted cash flow models. The annual quantitative test in 2020 was conducted using a combination of an income valuation approach utilizing discounted cash flow models and a market valuation approach. The market valuation approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization. The income valuation approach conducted in 2020 utilized the following Level 3 inputs: discount rate of 12.0% - 13.5%; long-term revenue growth rate of 2.0% - 3.0%. The income valuation approach conducted in 2021 and 2022 utilized a discount rate of 13% and 13.5%, respectively, and long-term revenue growth rate of 2.5% in both periods.
The estimated fair value of indefinite-lived intangible assets in 2020, 2021 and 2022 was determined using the income approach by applying the relief from royalty methodology using Level 3 inputs. For 2020, the Company applied a royalty rate of 0.75% to 2.0%, a discount rate of 12.0% to 13.5% and long-term revenue growth rate of 2.0% to 3.0%. For 2021, the Company utilized a royalty rate of 1.0% to 2.0%, a discount rate of 13.0% and a long-term revenue growth rate of 2.5%. For 2022, the Company utilized a royalty rate of 1.0% to 2.0%, a discount rate of 13.5% and a long-term revenue growth rate of 2.5%.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Nevada Taverns	Distributed Gaming	Total Goodwill
Balance, December 31, 2021 and 2022	$22,105	$38,187	$—	$20,459	$77,645	$158,396

Intangible assets, net, consisted of the following:

	At December 31, 2022
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(41,743)	—	39,362
Player relationships	2-14	42,990	(40,455)	—	2,535
Non-compete agreements	2-5	9,840	(9,114)	—	726
In-place lease value	4	1,170	(1,170)	—	—
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,366	(1,237)	—	129
		137,041	(94,289)	—	42,752
Balance, December 31, 2022		$190,731	$(94,289)	$(6,890)	$89,552

	At December 31, 2021
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(35,879)	—	45,226
Player relationships	2-14	42,990	(39,812)	—	3,178
Non-compete agreements	2-5	9,840	(8,349)	—	1,491
Gaming license (1)	15	2,100	(1,210)	—	890
In-place lease value	4	1,170	(1,155)	—	15
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,814	(1,356)	—	458
		139,589	(88,331)	—	51,258
Balance, December 31, 2021		$193,279	$(88,331)	$(6,890)	$98,058
(1) Relates to Rocky Gap.
Total amortization expense related to intangible assets was $7.4 million, $8.1 million, and $21.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated future amortization expense related to intangible assets is as follows:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total (1)
Estimated amortization expense	$7,209	$6,313	$5,974	$5,869	$5,737	$11,650	$42,752
(1) The Company did not have intangible assets that were not placed in service as of December 31, 2022.

Note 6 – Accrued Liabilities
Accrued liabilities consisted of the following:

	At December 31,
(In thousands)	2022	2021
Gaming liabilities	$10,952	$12,311
Accrued taxes, other than income taxes	9,291	9,035
Interest	6,036	6,168
Other accrued liabilities	5,027	5,549
Deposits	2,059	2,284
Total current accrued liabilities	$33,365	$35,347
Note 7 – Long-Term Debt
Long-term debt, net, consisted of the following:

	At December 31,
(In thousands)	2022	2021
Term Loan	$575,000	$650,000
2026 Unsecured Notes	335,461	375,000
Finance lease liabilities	2,157	3,005
Notes payable	90	602
Total long-term debt and finance leases	912,708	1,028,607
Unamortized discount	(7,899)	(11,689)
Unamortized debt issuance costs	(3,790)	(5,392)
Total long-term debt and finance leases after debt issuance costs and discount	901,019	1,011,526
Current portion of long-term debt and finance leases	(555)	(1,057)
Long-term debt, net and finance leases	$900,464	$1,010,469
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
As of December 31, 2022, the Company had $575 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company.
Interest and Fees
Borrowings under the Credit Facility bear interest, at the Company’s option, at either (1) a base rate equal to the greatest of the federal funds rate plus 0.50%, the applicable administrative agent’s prime rate as announced from time to time, or the LIBOR rate for a one-month interest period plus 1.00%, subject to a floor of 1.75% (with respect to the term loan) or 1.00% (with respect to borrowings under the Revolving Credit Facility) or (2) the LIBOR rate for the applicable interest period, subject to a floor of 0.75% (with respect to the term loan only), plus in each case, an applicable margin. The applicable margin for the term loan under the Credit Facility is 2.00% for base rate loans and 3.00% for LIBOR rate loans. The applicable margin for borrowings under the Revolving Credit Facility ranges from 1.50% to 2.00% for base rate loans and 2.50% to 3.00% for LIBOR rate loans, based on the Company’s net leverage ratio. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of 0.375% or 0.50%, depending on the Company’s net leverage ratio, and is accrued based on the average daily unused amount of the available revolving commitment. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was approximately 4.85% for the year ended December 31, 2022.
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
During the years ended December 31, 2022 and 2021, the Company prepaid $75 million and $122 million, respectively, of principal under the Term Loan, thereby eliminating the requirement to make any further quarterly installment payments, prior to maturity. As of December 31, 2022, the final installment payment due at the maturity date of October 20, 2024 is $575 million. The Company recorded non-cash charges in the amounts of $0.5 million and $1.0 million for the accelerated amortization of the debt issuance costs and discount related to the prepayments of the Term Loan for the years ended December 31, 2022 and 2021, respectively.
Guarantees and Collateral
Borrowings under the Credit Facility are guaranteed by each of the Company’s existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries) and are secured by substantially all of the present and future assets of the Company and its subsidiary guarantors (subject to of certain exceptions).
Financial and Other Covenants
Under the Credit Facility, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the term loan under the Credit Facility under certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The Credit Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities). If the Company defaults under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2022.
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
During the year ended December 31, 2022, the Company repurchased $39.5 million in principal amount of 2026 Unsecured Notes in open market transactions, thereby reducing the final payment due at maturity to $335.5 million. The Company recorded a non-cash charge in the amount of $1.1 million for the accelerated amortization of the debt issuance costs and discount related to the repurchase of 2026 Unsecured Notes.

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
Scheduled Principal Payments of Long-Term Debt
The scheduled principal payments due on long-term debt are as follows (in thousands):

Year Ending December 31,	Amount
2023	$555
2024	575,158
2025	133
2026	137
2027	335,616
Thereafter	1,109
Total outstanding principal of long-term debt	$912,708
Note 8 – Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On August 3, 2021, the Company’s Board of Directors authorized a share repurchase program of $50 million, which was re-authorized on May 3, 2022 and subsequently increased to $75 million on November 1, 2022. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2022, the Company had $61.5 million of remaining share repurchase availability under its November 1, 2022 authorization.
The following table includes the Company’s share repurchase activity:

	Year Ended December 31,
	2022	2021	2020
(In thousands, except per share data)
Shares repurchased (1)	1,113	227	50
Total cost, including brokerage fees	$51,202	$10,616	$950
Average repurchase price per share (2)	$46.01	$46.87	$19.00
(1)All repurchased shares were retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
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
The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board of Directors in its sole discretion. The annual increase on January 1, 2022 was 1,153,210 shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. As of December 31, 2022, a total of 3,135,469 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted-Average Remaining Term (in years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,126,521	6.1	$11.61
Granted	—		$—
Exercised	(84,875)		$3.88
Cancelled	(2,292)		$13.50
Expired	(148,013)		$26.61
Outstanding at December 31, 2020	2,891,341	5.5	$11.07	$25,520
Granted	—		$—
Exercised	(749,847)		$10.39
Cancelled	—		$—
Expired	—		$—
Outstanding at December 31, 2021	2,141,494	4.5	$11.31	$83,992
Granted	—		$—
Exercised	(69,500)		$9.94
Cancelled	—		$—
Expired	—		$—
Outstanding at December 31, 2022	2,071,994	3.5	$11.35	$53,966

Exercisable at December 31, 2020	2,854,813	5.5	$11.04	$25,286

Exercisable at December 31, 2021	2,141,494	4.5	$11.31	$83,992

Exercisable at December 31, 2022	2,071,994	3.5	$11.35	$53,966
The total intrinsic value of stock options exercised was $2.6 million, $26.1 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company has not granted any stock options since 2017 and the cash received from stock options exercised during the year ended December 31, 2022 was less than $0.1 million.
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
RSUs and PSUs
Executive officers of the Company receive long-term incentive equity awards in a combination of RSUs and PSUs, issued under the 2015 Plan. The number of PSUs that will be eligible to vest with respect to these PSU awards will be determined based on the Company’s attainment of performance goals set by the Compensation Committee. Following the one- or two-year performance periods, the number of “vesting eligible” PSUs will then be subject to two- or one- additional years of time-based vesting, respectively. Share-based compensation costs related to RSU and PSU awards are calculated based on the market price on the date of the grant. The Company periodically reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjusts the stock compensation expense accordingly.
The following table summarizes the Company’s RSU activity:

	RSUs
	Shares	Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2020	661,258	$16.44
Granted	624,415	$9.65
Vested	(308,222)	$16.06	$3,336
Cancelled	(33,494)	$16.58
Outstanding at December 31, 2020	943,957	$12.06
Granted	318,356	$31.46
Vested	(426,770)	$14.20	$14,203
Cancelled	(20,123)	$26.08
Outstanding at December 31, 2021	815,420	$18.17
Granted	123,970	$51.86
Vested	(363,450)	$17.78	$18,963
Cancelled	(28,269)	$17.63
Outstanding at December 31, 2022	547,671	$26.09
The following table summarizes the Company’s PSU activity:

	PSUs
	Shares (1)		Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2020	376,328		$20.65
Granted	404,880		$8.86
Vested	(5,254)	(2)	$28.72	$47
Cancelled	(32,235)	(2)	$28.72
Outstanding at December 31, 2020	743,719		$13.82
Granted	129,503		$29.00
Vested	(89,920)	(2) (3)	$25.73	$2,608
Cancelled	(77,725)	(2) (3)	$25.23
Outstanding at December 31, 2021	705,577	(4)	$13.84
Granted	83,579		$53.51
Performance certification	534,383	(5)	$—
Vested	(247,380)	(6)	$12.51	$13,030
Cancelled	—		$—
Outstanding at December 31, 2022	1,076,159		$17.17

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
(4)Includes 171,194 shares of PSUs granted in March 2019 that were certified below target during the three months ended March 31, 2021 and vested in March 2022. Also includes PSUs granted in March 2020 and March 2021 at “target.”
(5)The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2022 and 200% of the target PSUs granted in March 2020 and March 2021 were deemed “earned.” Includes 38,093 incremental shares issued in March 2022 in connection with vesting of PSUs granted in March 2020 due to such award “earned” at 200% of the “target.” The remaining PSUs granted in March 2020 and March 2021 will be eligible to vest on March 14, 2023 and 2024, respectively.
(6)Comprises 171,194 shares of PSUs granted in March 2019 and 76,186 shares of PSUs granted in March 2020 that vested in March 2022.
Share-Based Compensation
The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Stock options	$—	$191	$1,919
RSUs	6,900	6,867	5,264
PSUs	5,980	6,786	2,342
Total share-based compensation costs	$12,880	$13,844	$9,525
As of December 31, 2022, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $8.2 million and $6.2 million, respectively, which is expected to be recognized over a weighted-average period of 1.2 years and 0.6 years for RSUs and PSUs, respectively. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of December 31, 2022.

Note 9 – Income Taxes
Income tax provision (benefit) is summarized as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$13,877	$—	$(371)
State	274	95	—
Total current tax provision (benefit)	$14,151	$95	$(371)
Deferred:
Federal	$(13,462)	$325	$430
State	(168)	16	2
Total deferred tax (benefit) provision	(13,630)	341	432
Income tax provision	$521	$436	$61
Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income (loss) before income tax provision (benefit) is summarized below:

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income taxes	0.62	1.41	0.89
Permanent tax differences – stock compensation	(6.31)	(3.93)	(0.43)
Permanent tax differences – business meals	0.44	0.23	(0.07)
Permanent tax differences – executive compensation and other	9.27	2.13	(0.86)
Change in valuation allowance	(23.99)	(19.69)	(19.09)
FICA credit generated	(1.09)	(0.28)	0.33
Change in tax rate and apportionment	(0.26)	(0.03)	0.11
Deferred only adjustment to beginning deferred balances	0.95	(0.57)	(1.92)
Effective tax rate	0.63%	0.27%	(0.04)%

The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Accruals and reserves	$6,350	$7,688
Share-based compensation expense	966	5,781
General business credit carryforward	—	489
State tax credits	3,867	4,192
Net operating loss carryforwards	753	6,076
Operating lease obligation	36,483	41,877
Depreciation of fixed assets	6,532	4,875
Other	493	545
	55,444	71,523
Valuation allowances	(5,680)	(30,783)
	$49,764	$40,740
Deferred tax liabilities:
Prepaid services	$(2,116)	$(3,282)
Amortization of intangible assets	(2,895)	(941)
Right-of-use assets	(32,984)	(38,378)
	(37,995)	(42,601)
Net deferred tax assets (liabilities)	$11,769	$(1,861)

Non-current deferred tax assets	$11,822	$—
Non-current deferred tax liabilities	(53)	(1,861)
Net deferred tax assets (liabilities)	$11,769	$(1,861)
Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company’s financial results for the year ended December 31, 2022 include a net decrease in valuation allowance of $25.1 million. During the first quarter of 2022, the Company concluded that it was more likely than not that the Company would generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets, which resulted in a partial reversal of the deferred tax asset valuation allowance.
As of December 31, 2022, the Company had $70.5 million of Maryland net operating loss carryforwards (“NOLs”), which do not expire. These net operating losses have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. Additionally, the Company had deferred tax assets of $3.9 million related to Maryland tax credits. The Maryland credit carryforward begins to expire in 2029. Maryland NOLs and credits have been reduced by a full valuation allowance.
As of December 31, 2022, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of December 31, 2022, the Company had no material uncertain tax positions.
Note 10 – Employee Retirement and Benefit Plans
Defined contribution employee savings plans
The Company’s qualified defined contribution employee savings plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company contributed $0.5 million, $0.4 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, to its defined contribution employee savings plan. The Company’s contributions vest over a five-year period.
Pension plans
As of December 31, 2022, over 1,700 of the Company’s employees were members of various unions and covered by union-

sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $11.2 million, $9.1 million, and $7.1 million in expenses for these plans for the years ended December 31, 2022, 2021, and 2020, respectively. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:
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
The Company considers the following multiemployer pension plans to be significant:

		Pension Protection Zone Status (1)		FIR/RP Status Pending/Implemented	Surcharge Imposed	Expiration Date Of Collective- Bargaining Agreement
Multiemployer Pension Plans	EIN/Plan Number	2021	2020
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2022	(2)
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	5/31/2023
(1)The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.
(2)The Company is in the process of negotiating an extension to this collective-bargaining agreement following its expiration.
The Company’s cash contributions to each multiemployer pension and benefit plans are as follows:

	December 31,
(In thousands)	2022	2021	2020
Multiemployer pension plans
Central Pension Fund of the IUOE and Participating Employers	$691	$637	$545
Southern Nevada Culinary and Bartenders Pension Plan	2,054	1,645	1,356
Other pension plans	168	146	142
Total contributions	$2,913	$2,428	$2,043
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$8,007	$6,353	$5,216
All other	7	—	3
Total contributions	$8,014	$6,353	$5,219
For the 2021 plan year, the latest period for which plan data is available, the Company made less than 5% of total contributions for all multiemployer pension plans to which the Company contributes.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$575,000	$575,000	Level 2
2026 Unsecured Notes	335,461	330,630	Level 2
Finance lease liabilities	2,157	2,157	Level 3
Notes payable	90	90	Level 3
Total debt	$912,708	$907,877

	December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$650,000	$650,813	Level 2
2026 Unsecured Notes	375,000	390,938	Level 2
Finance lease liabilities	3,005	3,005	Level 3
Notes payable	602	602	Level 3
Total debt	$1,028,607	$1,045,358
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of December 31, 2022 and 2021. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
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
The leases have remaining lease terms of less than 1 year to 75 years, some of which include options to extend the leases for an additional 1 to 25 years. Some equipment leases and space lease agreements include options to terminate the lease with 60 days to 1 year notice. The Company assesses the options to extend or terminate the lease using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability.
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
The current and non-current obligations under finance leases are included in “Current portion of long-term debt and finance leases” and “Long-term debt, net and non-current finance leases” in the Company’s consolidated balance sheets, respectively. The finance leases relate to equipment for the Company’s casino properties and buildings for certain casino and branded tavern locations.
The components of lease expense were as follows:

		Year Ended December 31,
(In thousands)	Classification	2022	2021
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$55,907	$54,131
Variable lease cost	Operating and SG&A expenses	17,943	20,449
Short-term lease cost	Operating and SG&A expenses	4,796	4,862
Total operating lease cost		$78,646	$79,442

Finance lease cost
Amortization of leased assets	Depreciation and amortization	$934	$1,693
Interest on lease liabilities	Interest expense, net	114	300
Total finance lease cost		$1,048	$1,993
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used under operating lease agreements	$55,846	$53,527
Operating cash flows used under finance lease agreements	109	293
Financing cash flows used under finance lease agreements	541	6,179

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands)	2022	2021
Operating leases
Operating lease right-of-use assets, gross	$193,565	$221,732
Accumulated amortization	(45,672)	(42,481)
Operating lease right-of-use assets, net	$147,893	$179,251

Current portion of operating leases	$42,200	$40,151
Non-current operating leases	121,979	155,098
Total operating lease liabilities	$164,179	$195,249

Finance leases
Property and equipment, gross	$5,719	$6,278
Accumulated depreciation	(3,341)	(2,407)
Property and equipment, net	$2,378	$3,871

Current portion of finance leases	$465	$546
Non-current finance leases	1,692	2,459
Total finance lease liabilities	$2,157	$3,005
The following presents additional information related to the Company’s leases as of December 31, 2022:

	December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases	7.5 years	7.8 years
Finance leases	18.0 years	16.4 years

Weighted Average Discount Rate
Operating leases	5.9%	5.7%
Finance leases	6.4%	6.1%
Maturities of Lease Liabilities
As of December 31, 2022, maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2023	$50,372	$521	$50,893
2024	43,268	227	43,495
2025	26,378	200	26,578
2026	16,933	200	17,133
2027	12,755	214	12,969
Thereafter	54,674	3,213	57,887
Total lease payments	204,380	4,575	208,955
Amount of interest	(40,201)	(2,418)	(42,619)
Present value of lease liabilities	$164,179	$2,157	$166,336
As of December 31, 2022, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Company as Lessor
The Company leases space to third-party tenants under operating leases primarily for retail and food and beverage outlets within its casino properties. Golden also enters into operating lease agreements with certain equipment providers for placement of amusement devices, gaming machines and automated teller machines within its casino properties and branded taverns. The leases have remaining lease terms of 1 to 10 years, some of which include options to extend the leases for an additional 1 to 15 years.
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
Minimum and contingent operating lease income was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Minimum rental income	$7,380	$6,041	$3,913
Contingent rental income	4,071	3,169	1,840
Total rental income	$11,451	$9,210	$5,753
Future minimum rent payments to be received under operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2023	$5,025
2024	4,913
2025	4,875
2026	4,072
2027	1,173
Thereafter	1,371
Total future minimum rent payments	$21,429
Note 13 – Commitments and Contingencies
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $215.0 million, $211.5 million, and $133.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. For the year ended December 31, 2020, such contingent payments also included $0.7 million incurred in related party agreements described in “Note 14 — Related Party Transactions.”
Collective Bargaining Agreements
As of December 31, 2022 the Company had over 6,400 employees, of which over 1,700 were covered by various collective bargaining agreements. The Company’s collective bargaining agreements expire between 2023 and 2024 (with some having expired in 2022 with extensions being negotiated). There can be no assurance that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to the Company.

Employment Agreements
The Company has entered into at-will employment agreements with certain of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executive officers are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive officer is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $4.8 million for Blake L. Sartini, $3.2 million for Charles H. Protell, $2.6 million for Stephen A. Arcana, and $1.0 million for Blake L. Sartini II (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2022, subject to amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options, RSUs and PSUs).
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
In September 2018, the Company entered into an agreement with American Wagering, Inc. and William Hill U.S. HoldCo, Inc. (collectively, “William Hill”), which contemplated that William Hill would be obligated to make a one-time payment to the Company in the event of a change of control transaction with respect to William Hill. Under this agreement, as amended, the April 22, 2021 acquisition of William Hill PLC by Caesars Entertainment, Inc. (“Caesars”) constituted the change of control event triggering this payment. On May 26, 2021, the Company, William Hill and Caesars executed an amendment to the agreement requiring William Hill and Caesars, as the acquiring party, to make a payment in the amount of $60 million by July 15, 2021. The Company received this payment in July 2021 and recognized $60.0 million in non-operating income for the year ended December 31, 2021.
Note 14 – Related Party Transactions
The Company historically leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Stephen A. Arcana. On May 24, 2021 the building was sold to an independent third party, and therefore this lease is no longer with a related party. The rent expense for the office headquarters building for the period in which the location was leased from a related party was $0.5 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2022, 2021, and 2020 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of December 31, 2022 and 2021. In addition, the Company and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. No amount was owed by the Company under such arrangements as of December 31, 2022 and the amount due and payable by the Company under such arrangements as of December 31, 2021 was insignificant. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is a co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.

In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as trustee, and 3% beneficially owned by Mr. Arcana. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.3 million for each of the years ended December 31, 2022 and 2021 and $0.1 million for the year ended December 31, 2020. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company incurred $0.6 million, $0.8 million, and $0.5 million in costs under these arrangements for the years ended December 31, 2022, 2021, and 2020, respectively. The Company owed $0.1 million and $0.2 million under such agreements as of December 31, 2022 and 2021, respectively. No amount was owed to the Company under these agreements as of December 31, 2022 and 2021.
One of the distributed gaming locations at which the Company’s slot machines are located was owned in part by Sean T. Higgins, who previously served as Executive Vice President of Government Affairs of the Company. This agreement was in place prior to Mr. Higgins’s joining the Company on March 28, 2016 and terminated in 2020. Net revenues recorded by the Company from the use of the Company’s slot machines at this location were $0.8 million for the year ended December 31, 2020, for the period in which the location was leased from a related party. Gaming expenses related to this location were $0.7 million for the year ended December 31, 2020, for the period in which the location was leased by a related party.
On December 22, 2020, the Company repurchased 50,000 shares of its common stock from Lyle A. Berman, then an independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program at a price of $19.00 per share, resulting in a charge to accumulated deficit for $1.0 million. On May 18, 2022 and November 23, 2022, the Company repurchased 210,000 and 263,418 shares of its common stock, respectively, from Anthony A. Marnell III, an independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program. The repurchase prices were $42.61 and $41.35 per share, respectively, resulting in charges to accumulated deficit of $8.9 million and $10.9 million, respectively. All of the affiliate share repurchase transactions were approved by the Audit Committee of the Board of Directors prior to being executed.
Note 15 – Segment Information
The Company conducts its business through five reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, Nevada Taverns, and Distributed Gaming.
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
The Maryland Casino Resort segment is comprised of the Rocky Gap casino resort, which is geographically disparate from the Company’s Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to the Nevada Casino Resorts. Rocky Gap caters to a regional drive-in customer base traveling from mid-Atlantic areas (Maryland, Virginia, Washington DC, Pennsylvania, West Virginia) and offers a full range of amenities, including various food and beverage outlets, signature golf course, spa and pool. As discussed in “Note 1 — Nature of Business,” on August 24, 2022, the Company entered into definitive agreements to sell Rocky Gap. The Rocky Gap Transactions are required by their terms to close concurrently and the Company expects the Rocky Gap Transactions to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
The Nevada Taverns segment is comprised of branded tavern locations, where the Company controls the food and beverage operations as well as the slot machines located within the tavern. The Company’s branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines.
The Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in over 1,000 third party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana with a limited number of slot machines in each location. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. The Company places its slot machines and amusement devices in locations where it believes they will receive maximum customer traffic.
The Corporate and Other segment includes the Company’s cash and cash equivalents, miscellaneous receivables and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable segments because these costs are not easily allocable and to do so would not be practical.
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision makers in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets, share-based compensation expenses, non-cash lease expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income (loss) determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
Nevada Casino Resorts
Gaming	$175,014	$179,793	$114,571
Food and beverage	89,424	83,092	55,588
Rooms	104,375	94,952	61,070
Other (1)	38,137	31,875	19,414
Nevada Casino Resorts revenues	$406,950	$389,712	$250,643
Nevada Locals Casinos
Gaming	$114,388	$120,537	$82,522
Food and beverage	25,219	24,036	18,406
Rooms	10,162	7,626	5,598
Other (1)	7,745	7,656	6,505
Nevada Locals Casinos revenues	$157,514	$159,855	$113,031
Maryland Casino Resort
Gaming	$59,553	$60,797	$40,505
Food and beverage	8,440	7,932	4,669
Rooms	7,787	7,224	4,743
Other	2,230	2,202	1,719
Maryland Casino Resort revenues	$78,010	$78,155	$51,636
Nevada Taverns
Gaming	$53,619	$53,909	$28,128
Food and beverage	51,564	52,002	33,047
Other (1)	4,782	4,259	2,866
Nevada Taverns revenues	$109,965	$110,170	$64,041
Distributed Gaming
Gaming	$358,332	$351,274	$211,027
Food and beverage	716	753	371
Other (1)	6,424	5,387	2,817
Distributed Gaming revenues	$365,472	$357,414	$214,215
Corporate and other	3,808	1,237	589
Total Revenues	$1,121,719	$1,096,543	$694,155
(1) Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Leases” for details.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Adjusted EBITDA
Nevada Casino Resorts	$135,104	$149,077	$57,462
Nevada Locals Casinos	75,848	80,005	45,610
Maryland Casino Resort	25,383	26,697	15,094
Nevada Taverns	37,610	39,762	10,086
Distributed Gaming	44,021	47,514	16,866
Corporate and other	(50,886)	(51,337)	(34,861)
Total Adjusted EBITDA	267,080	291,718	110,257
Adjustments
Other non-operating income	—	60,000	—
Depreciation and amortization	(100,123)	(106,692)	(124,430)
Non-cash lease expense	(165)	(762)	(1,344)
Share-based compensation	(13,433)	(14,401)	(9,637)
Loss on disposal of assets	(934)	(1,260)	(803)
Loss on debt extinguishment and modification	(1,590)	(975)	—
Preopening and related expenses (1)	(161)	(246)	(533)
Severance expenses	(378)	(228)	(3,710)
Impairment of goodwill and intangible assets	—	—	(33,964)
Other, net	(3,939)	(2,089)	(3,275)
Interest expense, net	(63,490)	(62,853)	(69,110)
Change in fair value of derivative	—	—	(1)
Income tax provision	(521)	(436)	(61)
Net income (loss)	$82,346	$161,776	$(136,611)
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within the casino locations.
Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Nevada Taverns	Distributed Gaming	Corporate and Other	Consolidated
Balance at December 31, 2022	$784,242	$164,580	$39,562	$145,065	$258,260	$116,961	$1,508,670

Balance at December 31, 2021	$811,016	$165,362	$41,403	$149,296	$262,046	$186,441	$1,615,564

Capital Expenditures
The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts (1)	Nevada Locals Casinos (2)	Maryland Casino Resort (3)	Nevada Taverns (4)	Distributed Gaming (5)	Corporate and Other (6)	Consolidated
For the year ended December 31, 2022	$26,347	$4,035	$1,878	$2,712	$9,146	$7,301	$51,419

For the year ended December 31, 2021	$7,859	$2,813	$1,447	$1,573	$9,912	$5,655	$29,259

For the year ended December 31, 2020	$23,649	$911	$2,531	$1,750	$5,136	$2,525	$36,502
(1)Capital expenditures in the Nevada Casino Resorts segment exclude non-cash purchases of property and equipment of $5.0 million, $0.6 million, and $1.1 million as of December 31, 2022, 2021, and 2020, respectively.
(2)Capital expenditures in the Nevada Locals Casinos segment exclude non-cash purchases of property and equipment of $0.1 million and $0.2 million as of December 31, 2022 and 2021, respectively.
(3)Capital expenditures in the Maryland Casino Resort segment exclude non-cash purchases of property and equipment of $0.5 million as of December 31, 2020.
(4)Capital expenditures in the Nevada Taverns segment exclude non-cash purchases of property and equipment of $0.2 million, $0.3 million, and $0.1 million as of December 31, 2022, 2021 and 2020, respectively.
(5)Capital expenditures in the Distributed Gaming segment exclude non-cash purchases of property and equipment of $0.3 million and $2.4 million as of December 31, 2021 and 2020, respectively.
(6)Capital expenditures for Corporate and Other exclude non-cash purchases of property and equipment of $0.1 million and $0.5 million as of December 31, 2022 and 2021, respectively.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.
c.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2023 annual meeting of shareholders (the “2023 Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.
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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended December 31, 2022, all of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities complied with the applicable filing requirements, except that a late Form 4 report was filed for Terrence Wright on January 27, 2023.
In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2023 Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners will be included in the 2023 Proxy Statement under the heading “Ownership of Securities,” and is incorporated herein by reference.
The following table provides certain information as of December 31, 2022 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
Golden Entertainment, Inc. 2015 Incentive Award Plan (1)	2,046,994	$11.33	3,135,469
2007 Lakes Stock Option and Compensation Plan	25,000	$13.50	—
Total	2,071,994	$11.35	3,135,469
(1)As of December 31, 2022, we had 547,671 time-based restricted stock units and 1,076,159 performance-based restricted stock units outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2023 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the 2023 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
GOLDEN ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2022	$30,783	$—	$(25,103)	$5,680
Year Ended December 31, 2021	62,724	—	(31,941)	30,783
Year Ended December 31, 2020	36,652	26,072	—	62,724
(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated August 24, 2022, by and among Lakes Maryland Development, LLC, a Minnesota limited liability company, Century Casinos, Inc., a Delaware Corporation, VICI Properties, L.P., a Delaware limited partnership, and Golden Entertainment, Inc.	8-K	000-24993	2.1	8/25/2022

2.2	Real Estate Purchase Agreement, dated as of August 24, 2022, by and between Evitts Resort, LLC and VICI Properties L.P.	8-K	000-24993	2.2	8/25/2022

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Ninth Amended and Restated Bylaws of Golden Entertainment, Inc.	10-Q	000-24993	3.1	11/7/2022

4.1	Indenture, dated as of April 15, 2019, between Golden Entertainment, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee	10-Q	000-24993	4.1	5/10/2019

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.2	Form of 7.625% Senior Note due 2026 of Golden Entertainment, Inc. (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 10, 2019)	10-Q	000-24993	4.1	5/10/2019

4.3	Description of Registered Securities	10-K	000-24993	4.3	3/13/2020

10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.1.3	Incremental Joinder Agreement No. 3 and First Amendment to First Lien Credit Agreement, dated as of October 12, 2021, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	10/14/2021

10.2	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.3	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.4	Noncompetition agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.5#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.5.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.5.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5.3#	Third Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/6/2022

10.6#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.6.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

10.6.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

10.6.3#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.1	11/8/2019

10.6.4#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Charles H. Protell	10-Q	000-24993	10.2	5/6/2022

10.7#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

10.7.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.12.1	3/14/2016

10.7.2#	Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.11.2	3/16/2017

10.7.3#	Third Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Stephen Arcana	10-Q	000-24993	10.2	5/10/2018

10.7.4#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Stephen A. Arcana	10-Q	000-24993	10.30	5/6/2022

10.8#	Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-K	000-24993	10.15	3/16/2017

10.8.1#	First Amendment to Amended and Restated Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.4	5/10/2018

10.8.2#	Second Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.4	5/6/2022

10.9#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.9.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.9.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.9.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.10.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.10.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.10.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.10.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

10.11#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

21.1	Subsidiaries of Golden Entertainment, Inc.					√

23.1	Consent of Independent Registered Public Accounting Firm					√

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					√

101.SCH	Inline XBRL Taxonomy Extension Schema					√

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					√

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document					√

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					√

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					√

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					√
#    Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2023	GOLDEN ENTERTAINMENT, INC.
Registrant

	By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2023.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board and Chief Executive Officer
Blake L. Sartini	(Principal Executive Officer)

/s/ CHARLES H. PROTELL	President and Chief Financial Officer
Charles H. Protell	(Principal Financial Officer)

/s/ THOMAS E. HAAS	Senior Vice President of Accounting
Thomas E. Haas	(Principal Accounting Officer)

/s/ ANDY CHIEN	Director
Andy Chien

/s/ ANN DOZIER	Director
Ann Dozier

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ ANTHONY A. MARNELL III	Director
Anthony A. Marnell III

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright