Form 10-Q
period 2023-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2023-05-10
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, the registrant had 28,837,173 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$110,474	$136,889
Accounts receivable, net of allowance for credit losses of $931 and $775 at March 31, 2023 and December 31, 2022, respectively	15,097	20,495
Prepaid expenses	21,257	25,900
Inventories	7,239	8,117
Other	8,234	13,610
Assets held for sale	293,365	39,562
Total current assets	455,666	244,573
Property and equipment, net	812,308	840,731
Operating lease right-of-use assets, net	80,619	147,893
Goodwill	80,751	158,396
Intangible assets, net	49,718	89,552
Deferred income tax assets	11,822	11,822
Other assets	9,000	15,703
Total assets	$1,499,884	$1,508,670
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$477	$555
Current portion of operating leases	12,989	42,200
Accounts payable	17,722	25,168
Accrued payroll and related	19,556	21,227
Accrued liabilities	36,680	33,365
Liabilities related to assets held for sale	74,472	10,187
Total current liabilities	161,896	132,702
Long-term debt, net and non-current finance leases	901,405	900,464
Non-current operating leases	83,609	121,979
Deferred income tax liabilities	53	53
Other long-term obligations	448	552
Total liabilities	1,147,411	1,155,750
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,837 and 28,179 common shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	288	282
Additional paid-in capital	467,977	480,060
Accumulated deficit	(115,792)	(127,422)
Total shareholders’ equity	352,473	352,920
Total liabilities and shareholders’ equity	$1,499,884	$1,508,670
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Gaming	$188,087	$190,787
Food and beverage	46,271	42,456
Rooms	30,577	25,746
Other	13,116	14,655
Total revenues	278,051	273,644
Expenses
Gaming	106,926	105,651
Food and beverage	34,022	31,457
Rooms	14,781	12,474
Other operating	3,830	3,976
Selling, general and administrative	62,036	60,910
Depreciation and amortization	23,508	26,276
Gain on disposal of assets	(86)	(41)
Preopening expenses	384	55
Total expenses	245,401	240,758
Operating income	32,650	32,886
Non-operating expense
Interest expense, net	(18,236)	(15,118)
Loss on debt extinguishment	—	(181)
Total non-operating expense, net	(18,236)	(15,299)
Income before income tax (provision) benefit	14,414	17,587
Income tax (provision) benefit	(2,784)	18,479
Net income	$11,630	$36,066

Weighted-average common shares outstanding
Basic	28,308	28,894
Diluted	30,904	32,149
Net income per share
Basic	$0.41	$1.25
Diluted	$0.38	$1.12
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	419	4	—	—	4
Repurchase of common stock	(269)	(2)	—	(15,194)	(15,196)
Share-based compensation	—	—	3,141	—	3,141
Tax benefit from share-based compensation	—	—	(10,298)	—	(10,298)
Net income	—	—	—	36,066	36,066
Balance, March 31, 2022	28,980	$290	$470,672	$(137,704)	$333,258

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	658	6	—	—	6
Share-based compensation	—	—	3,290	—	3,290
Tax benefit from share-based compensation	—	—	(15,373)	—	(15,373)
Net income	—	—	—	11,630	11,630
Balance, March 31, 2023	28,837	$288	$467,977	$(115,792)	$352,473
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$11,630	$36,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,508	26,276
Non-cash lease expense	33	181
Share-based compensation	3,290	3,141
Amortization of debt issuance costs and discounts on debt	1,079	1,117
Gain on disposal of assets	(86)	(41)
Provision for credit losses	232	188
Deferred income taxes	—	(20,559)
Loss on debt extinguishment	—	181
Changes in operating assets and liabilities:
Accounts receivable	2,691	(2,003)
Prepaid expenses, inventories and other current assets	6,690	(10,177)
Other assets	144	(167)
Accounts payable and other accrued expenses	5,434	9,492
Other liabilities	(99)	(177)
Net cash provided by operating activities	54,546	43,518
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(25,072)	(10,813)
Proceeds from disposal of property and equipment	211	90
Net cash used in investing activities	(24,861)	(10,723)
Cash flows from financing activities
Repayments of term loan	—	(25,000)
Repayments of notes payable	(24)	(433)
Principal payments under finance leases	(125)	(117)
Payment for debt extinguishment and modification costs	—	(12)
Tax withholding on share-based payments	(15,373)	(10,298)
Proceeds from issuance of common stock, net of costs	6	4
Repurchases of common stock	—	(15,196)
Net cash used in financing activities	(15,516)	(51,052)
Change in cash and cash equivalents	14,169	(18,257)
Balance, beginning of period	142,034	220,540
Balance, end of period	$156,203	$202,283
Cash and cash equivalents
Cash and cash equivalents	$110,474	$202,283
Cash and cash equivalents included in assets held for sale	45,729	—
Balance, end of period	$156,203	$202,283

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow disclosures
Cash paid for interest	$11,109	$6,435
Non-cash investing and financing activities
Payables incurred for capital expenditures	$2,342	$2,790
Loss on debt extinguishment	—	181
Operating lease right-of-use assets obtained in exchange for lease obligations	110	4,352
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Condensed Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Overview
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in the Company’s branded taverns). The Company’s portfolio includes ten casino properties located in Nevada and Maryland. The Company’s Nevada Taverns segment is comprised of the operation of its branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s distributed gaming operations involve the installation, maintenance and operation of slot machines and amusement devices in third-party non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. Unless otherwise indicated, the terms “Golden” and the “Company,” refer to Golden Entertainment, Inc. together with its subsidiaries.
The Company conducts its business through five reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, Nevada Taverns, and Distributed Gaming. Each reportable segment is comprised of the following properties and operations:

Reportable Segment	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Casino Resort (“Edgewater”)	Laughlin, Nevada
Colorado Belle Casino Resort (“Colorado Belle”) (1)	Laughlin, Nevada
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Maryland Casino Resort
Rocky Gap Casino Resort (“Rocky Gap”)	Flintstone, Maryland
Nevada Taverns
64 branded tavern locations	Nevada
Distributed Gaming
Nevada distributed gaming	Nevada
Montana distributed gaming	Montana
(1)The operations of the Colorado Belle remain suspended.
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
On March 3, 2023, the Company entered into definitive agreements to sell its distributed gaming operations in Nevada and Montana (the “Distributed Gaming Operations”) to J&J Ventures Gaming, LLC (“J&J Gaming”), for aggregate consideration of $322.5 million. Specifically, J&J Gaming will acquire the Company’s Distributed Gaming Operations in Nevada for $213.5 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing), and the Company’s Distributed Gaming operations in Montana for $109 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing), subject in each case to the conditions and terms set forth therein (the “Distributed Gaming Transactions”). The sale of the Nevada Distributed Gaming Operations is contingent upon the closing of the sale of the Montana Distributed Gaming Operations. The Company expects the Distributed Gaming Transactions to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions. Refer to discussion in “Note 2 — Assets Held for Sale” for further information.
Basis of Presentation
The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, refer to the audited consolidated financial statements of the Company for the year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and highly liquid investments with original maturities of three months or less. As of March 31, 2023, the Company had $156.2 million in cash and cash equivalents, which included $45.7 million of cash and cash equivalents related to assets held for sale. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the three months ended March 31, 2023, diluted net income per share excluded the weighted average effect of 51,819 shares of common stock, related to time-based and performance-based restricted stock units due to such shares being anti-dilutive. No shares of common stock related to time-based and performance-based restricted stock units were anti-dilutive for the three months ended March 31, 2022.
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.
Accounting Standards Issued and Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and inconsistency related to recognition of contract assets and liabilities acquired in a business combination. The provisions of this ASU require that an acquiring entity account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The Company adopted the standard effective January 1, 2023, and the adoption did not have a material impact on the Company’s financial statements or disclosures.
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
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” on August 24, 2022, the Company entered into definitive agreements to sell Rocky Gap. The Rocky Gap Transactions are expected to close in the second quarter of 2023, subject to satisfaction or waiver of customary regulatory approvals and closing conditions. As a result, the assets related to the Rocky Gap property were classified as held for sale as of September 30, 2022 and the Company ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements. Operations of Rocky Gap have historically been presented in the Company’s Maryland Casino Resort reportable segment.
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” on March 3, 2023, the Company entered into definitive agreements to sell its Distributed Gaming Operations. The Distributed Gaming Transactions are expected to close during the fourth quarter of 2023, subject to satisfaction or waiver of customary regulatory approvals and closing conditions. As a result, the assets related to the Distributed Gaming Operations were classified as held for sale as of March 31, 2023 and the Company ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements. Distributed Gaming Operations have historically been presented in the Company’s Distributed Gaming reportable segment.
The carrying amounts of the assets and liabilities held for sale in the Rocky Gap Transactions and Distributed Gaming Transactions consisted of the following:

	March 31, 2023
(In thousands)	Maryland Casino Resort	Distributed Gaming	Total
ASSETS
Current assets
Cash and cash equivalents	$6,389	$39,340	$45,729
Accounts receivables, net	1,929	2,900	4,829
Prepaid expenses	431	1,480	1,911
Inventories	642	3	645
Other	169	2,615	2,784
Total current assets held for sale	9,560	46,338	55,898
Property and equipment, net	23,877	28,087	51,964
Operating lease right-of-use assets, net	5,980	55,815	61,795
Goodwill	—	77,645	77,645
Intangible assets, net	1,064	38,506	39,570
Other assets	5	6,488	6,493
Total assets held for sale	$40,486	$252,879	$293,365
LIABILITIES
Current liabilities
Current portion of finance leases	$104	$—	$104
Current portion of operating leases	436	27,203	27,639
Accounts payable	1,291	992	2,283
Accrued payroll and related	1,092	1,231	2,323
Other accrued liabilities	2,413	5,353	7,766
Total current liabilities related to assets held for sale	5,336	34,779	40,115
Non-current finance leases	193	—	193
Non-current operating leases	5,206	28,892	34,098
Other long-term obligations	—	66	66
Total liabilities related to assets held for sale	$10,735	$63,737	$74,472

Revenues and pretax income generated by the assets held for sale were as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In thousands)	Maryland Casino Resort	Distributed Gaming	Maryland Casino Resort	Distributed Gaming
Revenues	$18,128	$90,401	$17,892	$90,768
Pretax income	5,117	7,543	4,488	8,364
Note 3 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Land	$125,240	$125,240
Building and improvements	924,670	923,157
Furniture and equipment	174,239	244,735
Construction in process	32,292	23,224
Property and equipment	1,256,441	1,316,356
Accumulated depreciation	(444,133)	(475,625)
Property and equipment, net	$812,308	$840,731
Depreciation expense for property and equipment, including finance leases, was $22.2 million and $24.4 million for the three months ended March 31, 2023 and 2022, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the results of its interim impairment assessments conducted during the three months ended March 31, 2023 and 2022, the Company concluded that there was no impairment of the Company’s long-lived assets.
Note 4 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three months ended March 31, 2023 and 2022, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Nevada Taverns	Distributed Gaming	Total Goodwill
Balance, December 31, 2022	$22,105	$38,187	$—	$20,459	$77,645	$158,396
Balance, March 31, 2023	$22,105	$38,187	$—	$20,459	$—	$80,751

Intangible assets, net, consisted of the following:

	March 31, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Player relationships	2-14	42,990	(40,616)	—	2,374
Non-compete agreements	2-5	3,957	(3,413)	—	544
In-place lease value	4	1,170	(1,170)	—	—
Leasehold interest	4	570	(570)	—	—
Other	4-25	45	(45)	—	—
		48,732	(45,814)	—	2,918
Balance, March 31, 2023		$102,422	$(45,814)	$(6,890)	$49,718

	December 31, 2022
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(41,743)	—	39,362
Player relationships	2-14	42,990	(40,455)	—	2,535
Non-compete agreements	2-5	9,840	(9,114)	—	726
In-place lease value	4	1,170	(1,170)	—	—
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,366	(1,237)	—	129
		137,041	(94,289)	—	42,752
Balance, December 31, 2022		$190,731	$(94,289)	$(6,890)	$89,552
Total amortization expense related to intangible assets was $1.3 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Interest	$12,089	$6,036
Gaming liabilities	10,632	10,952
Other accrued liabilities	5,833	5,027
Accrued taxes, other than income taxes	5,738	9,291
Deposits	2,388	2,059
Total current accrued liabilities	$36,680	$33,365

Note 6 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Term Loan	$575,000	$575,000
2026 Unsecured Notes	335,461	335,461
Finance lease liabilities	2,041	2,157
Notes payable	66	90
Total long-term debt and finance leases	912,568	912,708
Unamortized discount	(7,176)	(7,899)
Unamortized debt issuance costs	(3,510)	(3,790)
Total long-term debt and finance leases after debt issuance costs and discount	901,882	901,019
Current portion of long-term debt and finance leases	(477)	(555)
Long-term debt, net and finance leases	$901,405	$900,464
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
As of March 31, 2023, the Company had $575 million in principal amount of outstanding Term Loan borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 7.53% for the three months ended March 31, 2023.
The Company made multiple prepayments of the principal under the Term Loan during the years ended December 31, 2022 and 2021, thereby eliminating the requirement to make any further quarterly installment payments prior to maturity. As of March 31, 2023, the final installment payment due at the maturity date of October 20, 2024 is $575 million. The Company recorded a non-cash charge of $0.2 million for the accelerated amortization of the debt issuance costs and discount related to the prepayment of the Term Loan for the three months ended March 31, 2022.
The Company was in compliance with its financial and other covenants under the Credit Facility as of March 31, 2023.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
During the year ended December 31, 2022, the Company repurchased $39.5 million in principal amount of 2026 Unsecured Notes in open market transactions, thereby reducing the final principal payment due at maturity to $335.5 million.
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On August 3, 2021, the Company’s Board of Directors authorized a share repurchase program of $50 million, which was re-authorized on May 3, 2022 and subsequently increased to $75 million on November 1, 2022. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2023, the Company had $61.5 million of remaining share repurchase availability under its November 1, 2022 authorization.
The Company did not repurchase any of its shares during the three months ended March 31, 2023. The following table includes the Company’s share repurchase activity for the three months ended March 31, 2022:

Three Months Ended March 31,
2022
(In thousands, except per share data)
Shares repurchased (1)	269
Total cost, including brokerage fees	$15,196
Average repurchase price per share (2)	$56.54
(1)All repurchased shares were retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2023	2,071,994	$11.35
Granted	—	$—
Exercised	(41,140)	$16.37
Cancelled	—	$—
Expired	—	$—
Outstanding at March 31, 2023	2,030,854	$11.25
Exercisable at March 31, 2023	2,030,854	$11.25
There was no share-based compensation expense related to stock options for the three months ended March 31, 2023 and 2022. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of March 31, 2023 and 2022.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	547,671	$26.09	1,076,159	(2)	$17.17
Granted	137,126	$41.92	114,898	(1)	$41.92
Vested	(265,689)	$20.98	(733,574)	(3)	$8.86
Cancelled	—	$—	(8,699)	(4)	$53.51
Outstanding at March 31, 2023	419,108	$34.50	448,784		$36.40
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
(2)    Includes PSUs granted in March 2020 and March 2021 at 200% of the target and PSUs granted in March 2022 at target.

(3)    Represents PSUs granted in March 2020 that vested in March 2023 at 200% of the target PSUs.
(4)    The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2023 and 89.6% of the target PSUs granted in March 2022 were deemed “earned.” This resulted in the reduction of the PSUs granted in March 2022 to the number of PSUs eligible to vest from 83,579 to 74,880.
Share-based compensation expense related to RSUs was $1.8 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. Share-based compensation expense related to PSUs was $1.5 million for each of the three months ended March 31, 2023 and 2022.
As of March 31, 2023, there was $12.2 million and $9.7 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.8 years and 1.6 years for RSUs and PSUs, respectively. As of March 31, 2022, there was $12.5 million and $11.3 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.2 years for both RSUs and PSUs.
As of March 31, 2023, a total of 4,010,605 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2023 of 1,127,160 shares.
Note 8 — Income Tax
The Company’s effective income tax rates were 19.3% and (105.1)% for the three months ended March 31, 2023 and 2022, respectively. The Company recorded income tax expense of $2.8 million for the three months ended March 31, 2023 and income tax benefit of $18.5 million for the three months ended March 31, 2022.
The Company performs a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. During the three months ended March 31, 2022, the Company concluded that it was more likely than not that the Company would generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets, which resulted in a partial reversal of the deferred tax asset valuation allowance in that period. The partial reversal of the deferred tax asset valuation allowance during the three months ended March 31, 2022 resulted in the negative effective income tax rate and income tax benefit for that period. The effective income tax rate and the income tax expense for the three months ended March 31, 2023 differed from the federal tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code.
As of March 31, 2023, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of March 31, 2023 and December 31, 2022, the Company had no material uncertain tax positions.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	March 31, 2023
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$575,000	$575,000	Level 2
2026 Unsecured Notes	335,461	338,312	Level 2
Finance lease liabilities	2,041	2,041	Level 3
Notes payable	66	66	Level 3
Total debt	$912,568	$915,419

	December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$575,000	$575,000	Level 2
2026 Unsecured Notes	335,461	330,630	Level 2
Finance lease liabilities	2,157	2,157	Level 3
Notes payable	90	90	Level 3
Total debt	$912,708	$907,877
The estimated fair value of the Company’s Term Loan and 2026 Unsecured Notes is based on a relative value analysis performed as of March 31, 2023 and December 31, 2022. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value is estimated to be equal to the carrying value.
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $53.3 million and $52.8 million for the three months ended March 31, 2023 and 2022, respectively.
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
Note 11 — Segment Information
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
The Maryland Casino Resort segment is comprised of the Rocky Gap casino resort, which is geographically disparate from the Company’s Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to the Nevada Casino Resorts. Rocky Gap caters to a regional drive-in customer base traveling from mid-Atlantic areas (Maryland, Virginia, Washington DC, Pennsylvania, West Virginia) and offers a full range of amenities, including various food and beverage outlets, signature golf course, spa and pool. As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Assets Held for Sale,” on August 24, 2022, the Company entered into definitive agreements to sell Rocky Gap. The Rocky Gap Transactions are required by their terms to close concurrently and the Company expects the Rocky Gap Transactions to close during the second quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
The Nevada Taverns segment is comprised of branded tavern locations, where the Company controls the food and beverage operations as well as the slot machines located within the tavern. The Company’s branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines.
The Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in nearly 1,000 third party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana with a limited number of slot machines in each location. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. The Company places its slot machines and amusement devices in locations where it believes they will receive maximum customer traffic. As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Assets Held for Sale,” on March 3, 2023, the Company entered into definitive agreements to sell the Distributed Gaming Operations and classified the assets related to Distributed Gaming as held for sale as of March 31, 2023. The sale of the Nevada Distributed Gaming Operations is contingent upon the closing of the sale of the Montana Distributed Gaming Operations. The Company expects the Distributed Gaming Transactions to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
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
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues
Nevada Casino Resorts
Gaming	$42,293	$44,230
Food and beverage	24,231	21,384
Rooms	26,210	22,029
Other	7,442	8,792
Nevada Casino Resorts revenues	$100,176	$96,435
Nevada Locals Casinos
Gaming	$29,649	$29,381
Food and beverage	6,691	6,179
Rooms	2,822	2,244
Other	2,076	2,085
Nevada Locals Casinos revenues	$41,238	$39,889
Maryland Casino Resort
Gaming	$14,514	$14,457
Food and beverage	1,866	1,648
Rooms	1,545	1,473
Other	203	314
Maryland Casino Resort revenues	$18,128	$17,892
Nevada Taverns
Gaming	$13,025	$14,322
Food and beverage	13,305	13,053
Other	1,263	1,079
Nevada Taverns revenue	$27,593	$28,454
Distributed Gaming
Gaming	$88,606	$88,397
Food and beverage	178	192
Other	1,617	2,179
Distributed Gaming revenues	$90,401	$90,768
Corporate and other	515	206
Total revenues	$278,051	$273,644

	Three Months Ended March 31,
(In thousands)	2023	2022
Adjusted EBITDA
Nevada Casino Resorts	$31,711	$33,575
Nevada Locals Casinos	20,160	20,038
Maryland Casino Resort	5,128	5,572
Nevada Taverns	8,538	10,778
Distributed Gaming	9,784	11,275
Corporate and other	(13,154)	(13,913)
Total Adjusted EBITDA	62,167	67,325
Adjustments
Depreciation and amortization	(23,508)	(26,276)
Non-cash lease expense	(33)	(181)
Share-based compensation	(3,893)	(3,672)
Gain on disposal of assets	86	41
Loss on debt extinguishment	—	(181)
Preopening and related expenses (1)	(384)	(55)
Other, net	(1,785)	(4,296)
Interest expense, net	(18,236)	(15,118)
Income tax (provision) benefit	(2,784)	18,479
Net Income	$11,630	$36,066
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within the casino locations.
Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Nevada Taverns	Distributed Gaming	Corporate and Other	Consolidated
Balance at March 31, 2023	$782,939	$160,393	$40,486	$137,853	$252,879	$125,334	$1,499,884

Balance at December 31, 2022	$784,242	$164,580	$39,562	$145,065	$258,260	$116,961	$1,508,670
Note 12 — Related Party Transactions
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three months ended March 31, 2023 and 2022 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of March 31, 2023 and December 31, 2022. In addition, the Company and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. No amount was due and payable by the Company or to the Company under such arrangements as of March 31, 2023 and December 31, 2022. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 3% beneficially owned by Mr. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for each of the three months ended March 31, 2023 and 2022. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for

Company business purposes pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements. The Company incurred $0.1 million under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. for the three months ended March 31, 2023 and the Company did not incur any costs under the aircraft time-sharing, co-user and cost-sharing agreements with Sartini Enterprises, Inc. for the three months ended March 31, 2022. The Company is owed less than $0.1 million under such agreements as of March 31, 2023 and the Company owed $0.1 million under such agreements as of December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “us” and “our” refer to Golden Entertainment, Inc. together with its subsidiaries.
The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) previously filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the Rocky Gap Transactions and Distributed Gaming Transactions (defined below), including the anticipated timing of the closing of the transactions and satisfaction of regulatory and other conditions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: risks and uncertainties related to the Rocky Gap Transactions and Distributed Gaming Transactions, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the failure to satisfy any of the closing conditions to the Rocky Gap Transactions and Distributed Gaming Transactions on a timely basis or at all; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements for any reason.
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in our branded taverns). Our portfolio includes ten casino properties located in Nevada and Maryland. The Nevada Taverns segment is comprised of the operation of our branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Our distributed gaming operations involve the installation, maintenance and operation of slot machines and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana.
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
Distributed Gaming Operations Sale
On March 3, 2023, we entered into definitive agreements to sell our distributed gaming operations in Nevada and Montana (the “Distributed Gaming Operations”) to J&J Ventures Gaming, LLC (“J&J Gaming”), for aggregate consideration of $322.5 million. Specifically, J&J Gaming will acquire our Distributed Gaming Operations in Nevada for $213.5 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing) and our Distributed Gaming Operations in Montana for $109 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing), subject to the conditions and terms set forth therein (the “Distributed Gaming Transactions”). The sale of the Nevada Distributed Gaming Operations is contingent upon the closing of the sale of the Montana Distributed Gaming Operations. We expect the Distributed Gaming Transactions to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
Operations
We conduct our business through five reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, Nevada Taverns, and Distributed Gaming.
The following table sets forth certain information regarding our operations by reportable segment as of March 31, 2023 (certain amenities at our casino properties may remain closed as a result of the impact of the COVID-19 pandemic):

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	80,000	743	39	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,095	29	1,906
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	57,457	630	13	1,037
Colorado Belle Casino Resort (“Colorado Belle”) (1)	Laughlin, NV	—	—	—	—
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	606	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	710	10	259
Gold Town Casino	Pahrump, NV	10,000	185	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	176	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	342	9	69
Maryland Casino Resort
Rocky Gap	Flintstone, MD	25,447	630	16	198
Nevada Taverns
64 branded tavern locations	Nevada	—	1,018	—	—
Distributed Gaming
Nevada distributed gaming	Nevada	—	6,928	—	—
Montana distributed gaming	Montana	—	3,678	—	—
Totals		385,520	16,741	116	6,201
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
Laughlin casinos: We own and operate three casino resorts in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming and sportsbook facilities, the Aquarius has nine restaurants and the Edgewater offers five restaurants. The Edgewater also offers dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center. As noted above, the operations of the Colorado Belle remain suspended.
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
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations, where we control the food and beverage operations as well as the slot machines located within the tavern. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, PT’s Place, Sean Patrick’s, SG Bar, Sierra Gold, and Sierra Junction. As of March 31, 2023, we owned and operated 64 branded taverns, which offered a total of over 1,000 onsite slot machines. We continue to look for opportunities to pursue additional tavern openings and acquisitions.

Distributed Gaming
Our Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in nearly 1,000 third-party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana, with a limited number of slot machines in each location. We own and operate over 10,600 slot machines and amusement devices as part of our Distributed Gaming segment, with the majority of gaming devices offered at these locations being video poker machines. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. We place our slot machines and amusement devices in locations where we believe they will receive maximum customer traffic.
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
On March 3, 2023, we entered into definitive agreements to sell our Distributed Gaming Operations for aggregate consideration of $322.5 million. The sale of the Nevada Distributed Gaming Operations is contingent upon the closing of the sale of the Montana Distributed Gaming Operations. We expect the Distributed Gaming Transactions to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.

Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues
Gaming	$188,087	$190,787
Food and beverage	46,271	42,456
Rooms	30,577	25,746
Other	13,116	14,655
Total revenues	278,051	273,644
Expenses
Gaming	106,926	105,651
Food and beverage	34,022	31,457
Rooms	14,781	12,474
Other operating	3,830	3,976
Selling, general and administrative	62,036	60,910
Depreciation and amortization	23,508	26,276
Gain on disposal of assets	(86)	(41)
Preopening expenses	384	55
Total expenses	245,401	240,758
Operating income	32,650	32,886
Non-operating expense
Interest expense, net	(18,236)	(15,118)
Loss on debt extinguishment	—	(181)
Total non-operating expense, net	(18,236)	(15,299)
Income before income tax (provision) benefit	14,414	17,587
Income tax (provision) benefit	(2,784)	18,479
Net income	$11,630	$36,066
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
The $4.4 million, or 2%, increase in revenues for the three months ended March 31, 2023 compared to the prior year period resulted from increases of $3.8 million and $4.8 million in food and beverage and rooms revenues, respectively, offset by decreases of $2.7 million and $1.5 million in gaming and other revenues, respectively. The increase in food and beverage and rooms revenues for the three months ended March 31, 2023 was primarily related to the addition of new food and beverage outlets and an increase in average daily rates during the current year period. The decrease in gaming and other revenues was primarily driven by a decrease in the overall visitation to our properties during the current year period.
Operating Expenses
The $6.0 million, or 4%, increase in operating expenses for the three months ended March 31, 2023 compared to the prior year period resulted from increases of $1.3 million, $2.6 million and $2.3 million in gaming, food and beverage, and rooms operating expenses, respectively, offset by a decrease of $0.2 million in other operating expenses. The increase in operating expenses was primarily attributable to higher labor costs and cost of goods incurred during the three months ended March 31, 2023.
Selling, General and Administrative Expenses
The $1.1 million, or 2%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to the increase in payroll and related expenses as well as an increase in costs related to utilities and maintenance contracts. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses for the three months ended March 31, 2023 of $2.8 million, or 11%, compared to the prior year period was primarily related to ceasing of depreciation and amortization for assets classified as held for sale discussed in “Note 2 — Assets Held for Sale” in Part I, Item 1: Financial Statements. In addition, long-lived assets acquired in connection with the American Casino Entertainment Properties, LLC acquisition became fully depreciated and amortized during the current year period. The decrease in depreciation and amortization expenses for the three months ended March 31, 2023 was offset by the acceleration of depreciation on certain of our casino resort properties and depreciation on new assets placed in service.
Gain on Disposal of Assets
Gain on disposal of assets for the three months ended March 31, 2023 and 2022 was primarily driven by sales of used gaming equipment in our Distributed Gaming segment.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three months ended March 31, 2023 and 2022 primarily related to new branded tavern openings within our Nevada Taverns segment.
Non-Operating Expense, Net
The increase in non-operating expense, net, of $2.9 million, or 19%, for the three months ended March 31, 2023 compared to the prior year period primarily related to a $3.1 million, or 21%, increase in interest expense due to the increase in interest rates. The increase was offset by a $0.2 million decrease in loss on debt extinguishment, since we did not prepay debt during the current year period.
Income Taxes
The effective income tax rate was 19.3% for the three months ended March 31, 2023, which differed from the federal income tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code. The effective income tax rate was (105.1)% for the three months ended March 31, 2022, which differed from the federal tax rate of 21% primarily due to the change in valuation allowance.
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

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues
Nevada Casino Resorts	$100,176	$96,435
Nevada Locals Casinos	41,238	39,889
Maryland Casino Resort	18,128	17,892
Nevada Taverns	27,593	28,454
Distributed Gaming	90,401	90,768
Corporate and other	515	206
Total Revenues	$278,051	$273,644

Adjusted EBITDA
Nevada Casino Resorts	$31,711	$33,575
Nevada Locals Casinos	20,160	20,038
Maryland Casino Resort	5,128	5,572
Nevada Taverns	8,538	10,778
Distributed Gaming	9,784	11,275
Corporate and other	(13,154)	(13,913)
Total Adjusted EBITDA	$62,167	$67,325

Net income	$11,630	$36,066
Adjustments
Depreciation and amortization	23,508	26,276
Non-cash lease expense	33	181
Share-based compensation	3,893	3,672
Gain on disposal of assets	(86)	(41)
Loss on debt extinguishment	—	181
Preopening and related expenses (1)	384	55
Other, net	1,785	4,296
Interest expense, net	18,236	15,118
Income tax provision (benefit)	2,784	(18,479)
Adjusted EBITDA	$62,167	$67,325
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations.
Nevada Casino Resorts
For the three months ended March 31, 2023, revenues increased by $3.7 million, or 4%, compared to the prior year period. This increase resulted from increases of $2.8 million and $4.2 million in food and beverage and rooms revenues, respectively, offset by decreases of $1.9 million and $1.4 million in gaming and other revenues. The increase in food and beverage and rooms revenues for the three months ended March 31, 2023 was primarily driven by the addition of new food and beverage outlets and an increase in average daily rates. The decrease in gaming and other revenues was primarily driven by a decrease in the overall visitation to our Nevada Casino Resorts properties during the current year period.
Adjusted EBITDA decreased by $1.9 million, or 6%, for the three months ended March 31, 2023 compared to the prior year period primarily due to higher labor costs and cost of goods in the current year period.
Nevada Locals Casinos
For the three months ended March 31, 2023, revenues increased by $1.3 million, or 3%, and Adjusted EBITDA remained relatively consistent with the prior year period with an $0.1 million, or 1%, increase. The increase in revenues for the three months ended March 31, 2023 was primarily attributable to an increase in patron visitation which resulted in higher occupancy at a higher average daily rate and increases in food and beverage revenues.
Maryland Casino Resort
For the three months ended March 31, 2023, revenues were relatively consistent with the prior year period with an $0.2 million, or 1%, increase. Adjusted EBITDA decreased $0.4 million, or 8%, for the three months ended March 31, 2023 compared to the prior year period primarily due to an increase in labor costs and cost of goods.
Nevada Taverns
Revenues decreased by $0.9 million, or 3%, and Adjusted EBITDA decreased by $2.2 million, or 21%, for the three months ended March 31, 2023 as compared to the prior year period. The decrease in revenue for the three months ended March 31, 2023, is primarily attributable to the decrease in visitation to our tavern locations during the current year period. The decrease in Adjusted EBITDA for the three months ended March 31, 2023 was attributable to higher labor costs and cost of goods compared to the prior year period.
Distributed Gaming
Revenues decreased by $0.4 million, or less than 1%, for the three months ended March 31, 2023 as compared to the prior year period primarily due to a decrease in other revenue in the amount of $0.6 million related to certain nonrecurring items recognized during the prior year period. Adjusted EBITDA decreased by $1.5 million, or 13%, for the three months ended March 31, 2023 compared to the prior year period primarily due to an increase in labor costs, higher cost of goods, and an increase in costs of providing gaming related services to third parties under our space lease and participation agreements.
Adjusted EBITDA Margin
For the three months ended March 31, 2023 Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 32%, 49%, 28%, 31%, and 11% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino, Nevada Taverns, and Distributed Gaming, respectively, as compared to Adjusted EBITDA margins of 35%, 50%, 31%, 38%, and 12%, respectively, for the prior year period. The lower Adjusted EBITDA margins for the three months ended March 31, 2023 were primarily attributable to increases in labor costs and cost of goods. In addition, lower Adjusted EBITDA margins in our Distributed Gaming segment reflect the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses.
Liquidity and Capital Resources
As of March 31, 2023, we had $156.2 million in cash and cash equivalents, which included $45.7 million of cash and cash equivalents related to assets held for sale. In addition, we had $5.0 million in short-term cash investments that will convert into cash during the three months ending June 30, 2023. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of March 31, 2023, we had borrowing availability of $240 million under our Revolving Credit Facility. As discussed above, we have entered into definitive agreements to sell Rocky Gap for aggregate consideration of $260.0 million in cash, which transactions are expected to close during the second quarter of 2023, and to sell Distributed Gaming Operations for aggregate consideration of $322.5 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing, which transactions are expected to close during the fourth quarter of 2023, in each case subject to the satisfaction or waiver of customary regulatory approvals and closing conditions.
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
Cash Flows
Net cash provided by operating activities was $54.5 million and $43.5 million for the three months ended March 31, 2023 and 2022, respectively. The $11.0 million, or 25%, increase in operating cash flows for the three months ended March 31, 2023 compared to the prior year period primarily related to the timing of working capital spending.

Net cash used in investing activities was $24.9 million and $10.7 million for the three months ended March 31, 2023 and 2022, respectively. The $14.2 million, or 132%, increase in net cash used in investing activities for the three months ended March 31, 2023 compared to the prior year period related to the increase in our capital expenditures, primarily at The STRAT.
Net cash used in financing activities was $15.5 million and $51.1 million for the three months ended March 31, 2023 and 2022, respectively. The $35.6 million, or 70%, decrease in net cash used in financing activities during the three months ended March 31, 2023 compared to the prior year period primarily related to the prepayment of outstanding Term Loan borrowings with a principal amount of $25.0 million and $15.2 million in open market repurchases of our common stock pursuant to our share repurchase program during the three months ended March 31, 2022. The decrease in net cash used in financing activities was partially offset by a $5.1 million increase in cash paid for tax withholding on option exercises and the vesting of RSUs and PSUs during the current year period.
Long-Term Debt
Refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements of this Quarterly Report for discussion of our debt instruments.
Share Repurchase Program
Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. Refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements of this Quarterly Report for additional information regarding our share repurchase program and common stock purchases made pursuant to our share repurchase program.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2023, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of March 31, 2023, we had $575 million in principal amount of outstanding Term Loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the Eurodollar rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 7.53% for the three months ended March 31, 2023. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $2.9 million over a twelve-month period.
As of March 31, 2023, our investment portfolio included $156.2 million in cash and cash equivalents and $5.0 million in short-term cash investments that will convert into cash during the three months ending June 30, 2023.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
During the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Inability to complete the sale of Distributed Gaming Operations could negatively impact our business, financial condition, results of operations or prospects.
The closing of the Distributed Gaming Transactions is subject to a number of closing conditions and there can be no assurance that these conditions will be satisfied on the timeline we expect or at all. The Distributed Gaming Transactions may also be terminated in certain specified circumstances, including if the sale is not completed by the end of 2023 (subject to certain extensions under certain circumstances). While the sale of Distributed Gaming Operations is pending or if the sale is not completed, we may be subject to several risks including:
•the current trading price of our common stock may reflect a market assumption that the Distributed Gaming Transactions will be completed;
•we have incurred and expect to continue to incur significant transaction costs in connection with the sale of Distributed Gaming Operations whether or not the sale is completed;
•under the definitive agreements for the Distributed Gaming Transactions, we are subject to certain restrictions on the conduct of the Distributed Gaming business prior to the completion of the sale, which restrictions could adversely affect our ability to realize certain business strategies or take advantage of certain business opportunities;
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

ITEM 5. OTHER INFORMATION
On January 9, 2023, we entered into the Third Amendment to Amended and Restated Employment Agreement by and between Golden Entertainment, Inc. and Blake L. Sartini II, which provides for, among other things, an increase to Mr. Sartini II’s annual base salary rate from $450,000 to $475,000, or such amount as may from time to time be determined by the Compensation Committee of Board of Directors.
A copy of the amendment to the employment agreement with Mr. Sartini II is filed as an exhibit to this Quarterly Report on form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits	Description

2.1
Membership Interest Purchase Agreement (Montana), dated as of March 3, 2023, by and among J&J Ventures Gaming of Montana, LLC, Golden Holdings, Inc., Golden Entertainment, Inc. and J&J Ventures Gaming, LLC. (incorporated by reference to Exhibit 2.1 to Golden Entertainment, Inc.’s Form 8-K dated March 3, 2023 and filed on March 6, 2023).

2.2
Membership Interest Purchase Agreement (Nevada), dated as of March 3, 2023, by and among J&J Ventures Gaming of Nevada, LLC, Golden Gaming, LLC and Golden Entertainment, Inc. (incorporated by reference to Exhibit 2.2 to Golden Entertainment, Inc.’s Form 8-K dated March 3, 2023 and filed on March 6, 2023).

10.1#	Third Amendment to Employment Agreement, dated as of January 9, 2023, by and between Golden Entertainment, Inc. and Blake L. Sartini II

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: May 10, 2023	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)