Form 10-Q
period 2023-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2023-08-04
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, the registrant had 28,863,577 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$120,823	$136,889
Accounts receivable, net of allowance for credit losses of $1,090 and $775 at June 30, 2023 and December 31, 2022, respectively	12,616	20,495
Prepaid expenses	18,391	25,900
Inventories	7,778	8,117
Other	565	13,610
Assets held for sale	289,810	39,562
Total current assets	449,983	244,573
Property and equipment, net	815,239	840,731
Operating lease right-of-use assets, net	77,717	147,893
Goodwill	80,751	158,396
Intangible assets, net	49,376	89,552
Deferred income tax assets	11,822	11,822
Other assets	9,358	15,703
Total assets	$1,494,246	$1,508,670
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$1,296	$555
Current portion of operating leases	13,074	42,200
Accounts payable	18,521	25,168
Accrued payroll and related	17,968	21,227
Accrued liabilities	28,832	33,365
Liabilities related to assets held for sale	69,932	10,187
Total current liabilities	149,623	132,702
Long-term debt, net and non-current finance leases	895,602	900,464
Non-current operating leases	80,517	121,979
Deferred income tax liabilities	53	53
Other long-term obligations	407	552
Total liabilities	1,126,202	1,155,750
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,857 and 28,179 common shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	289	282
Additional paid-in capital	471,265	480,060
Accumulated deficit	(103,510)	(127,422)
Total shareholders’ equity	368,044	352,920
Total liabilities and shareholders’ equity	$1,494,246	$1,508,670
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Gaming	$182,355	$196,679	$370,442	$387,466
Food and beverage	46,534	44,451	92,805	86,907
Rooms	30,918	33,174	61,495	58,920
Other	26,874	15,068	39,990	29,723
Total revenues	286,681	289,372	564,732	563,016
Expenses
Gaming	105,380	109,740	212,306	215,391
Food and beverage	33,645	32,546	67,667	64,003
Rooms	15,359	13,816	30,140	26,290
Other operating	7,905	5,346	11,735	9,322
Selling, general and administrative	67,093	57,287	129,129	118,197
Depreciation and amortization	21,454	25,332	44,962	51,608
(Gain) loss on disposal of assets	(34)	710	(120)	669
Preopening expenses	141	4	525	59
Total expenses	250,943	244,781	496,344	485,539
Operating income	35,738	44,591	68,388	77,477
Non-operating expense
Interest expense, net	(18,803)	(14,738)	(37,039)	(29,856)
Loss on debt extinguishment and modification	(405)	(1,073)	(405)	(1,254)
Total non-operating expense, net	(19,208)	(15,811)	(37,444)	(31,110)
Income before income tax (provision) benefit	16,530	28,780	30,944	46,367
Income tax (provision) benefit	(4,248)	(7,560)	(7,032)	10,919
Net income	$12,282	$21,220	$23,912	$57,286

Weighted-average common shares outstanding
Basic	28,845	28,877	28,578	28,885
Diluted	30,717	31,633	30,831	31,889
Net income per share
Basic	$0.43	$0.73	$0.84	$1.98
Diluted	$0.40	$0.67	$0.78	$1.80
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	419	4	—	—	4
Repurchase of common stock	(269)	(2)	—	(15,194)	(15,196)
Share-based compensation	—	—	3,141	—	3,141
Tax benefit from share-based compensation	—	—	(10,298)	—	(10,298)
Net income	—	—	—	36,066	36,066
Balance, March 31, 2022	28,980	$290	$470,672	$(137,704)	$333,258
Issuance of stock on options exercised and restricted stock units vested	36	—	—	—	—
Repurchase of common stock	(515)	(5)	—	(22,469)	(22,474)
Share-based compensation	—	—	3,295	—	3,295
Tax benefit from share-based compensation	—	—	(271)	—	(271)
Net income	—	—	—	21,220	21,220
Balance, June 30, 2022	28,501	$285	$473,696	$(138,953)	$335,028

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	658	6	—	—	6
Share-based compensation	—	—	3,290	—	3,290
Tax benefit from share-based compensation	—	—	(15,373)	—	(15,373)
Net income	—	—	—	11,630	11,630
Balance, March 31, 2023	28,837	$288	$467,977	$(115,792)	$352,473
Issuance of stock on options exercised and restricted stock units vested	20	1	—	—	1
Share-based compensation	—	—	3,288	—	3,288
Net income	—	—	—	12,282	12,282
Balance, June 30, 2023	28,857	$289	$471,265	$(103,510)	$368,044
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$23,912	$57,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,962	51,608
Non-cash lease expense	24	411
Share-based compensation	6,578	6,436
Amortization of debt issuance costs and discounts on debt	2,133	2,236
(Gain) loss on disposal of assets	(120)	669
Provision for credit losses	501	300
Deferred income taxes	—	(16,914)
Loss on debt extinguishment and modification	405	1,254
Changes in operating assets and liabilities:
Accounts receivable	4,652	(139)
Prepaid expenses, inventories and other current assets	16,364	(5,727)
Other assets	515	(1,985)
Accounts payable and other accrued expenses	1,139	(3,279)
Other liabilities	(202)	(1,104)
Net cash provided by operating activities	100,863	91,052
Cash flows from investing activities
Purchase of property and equipment, net of change in accounts payables	(53,946)	(21,015)
Proceeds from disposal of property and equipment	291	102
Net cash used in investing activities	(53,655)	(20,913)
Cash flows from financing activities
Repayments of term loan	(400,000)	(25,000)
Issuance of new term loan	400,000	—
Repurchases of senior notes	—	(37,539)
Repayments of notes payable	(260)	(464)
Principal payments under finance leases	(280)	(266)
Payment for debt extinguishment and modification costs	(7,818)	(12)
Tax withholding on share-based payments	(15,373)	(10,569)
Proceeds from issuance of common stock, net of costs	7	4
Repurchases of common stock	—	(37,670)
Net cash used in financing activities	(23,724)	(111,516)
Change in cash and cash equivalents	23,484	(41,377)
Balance, beginning of period	142,034	220,540
Balance, end of period	$165,518	$179,163
Cash and cash equivalents
Cash and cash equivalents	$120,823	$179,163
Cash and cash equivalents included in assets held for sale	44,695	—
Balance, end of period	$165,518	$179,163

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow disclosures
Cash paid for interest	$35,518	$27,418
Cash paid for income taxes	—	6,084
Non-cash investing and financing activities
Payables incurred for capital expenditures	$2,605	$3,272
Notes payable incurred for capital expenditures	3,571	—
Loss on debt extinguishment and modification	405	1,254
Operating lease right-of-use assets obtained in exchange for lease obligations	479	6,750
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Condensed Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Overview
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in the Company’s branded taverns). The Company’s portfolio includes eight casino properties located in Nevada. The Company’s Nevada Taverns segment is comprised of the operation of its branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s distributed gaming operations involve the installation, maintenance and operation of slot machines and amusement devices in third-party non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana. Unless otherwise indicated, the terms “Golden” and the “Company,” refer to Golden Entertainment, Inc. together with its subsidiaries.
The Company conducts its business through five reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino Resort, Nevada Taverns, and Distributed Gaming. Each reportable segment is comprised of the following properties and operations:

Reportable Segment	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Casino Resort (“Edgewater”)	Laughlin, Nevada
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Maryland Casino Resort
Rocky Gap Casino Resort (“Rocky Gap”) (1)	Flintstone, Maryland
Nevada Taverns
65 branded tavern locations	Nevada
Distributed Gaming
Nevada distributed gaming	Nevada
Montana distributed gaming	Montana
(1) Rocky Gap was sold subsequent to the end of the second quarter, as described below.
On July 25, 2023, the Company completed the sale of Rocky Gap to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate consideration of $260 million (the “Rocky Gap Transactions”). Specifically, Century acquired the operations of Rocky Gap from Golden for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), and VICI acquired the real estate assets relating to Rocky Gap from Golden for $203.9 million in cash. Refer to discussion in “Note 2 — Assets Held for Sale” for further information.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and highly liquid investments with original maturities of three months or less. As of June 30, 2023, the Company had $165.5 million in cash and cash equivalents, which included $44.7 million of cash and cash equivalents related to assets held for sale. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the three and six months ended June 30, 2023, diluted net income per share excluded the weighted average effect of 74,231 and 4,408 shares of common stock, respectively, related to time-based and performance-based restricted stock units due to such shares being anti-dilutive. No shares of common stock related to time-based and performance-based restricted stock units were anti-dilutive for the three and six months ended June 30, 2022.
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

As discussed in “Note 1 — Nature of Business and Basis of Presentation,” on July 25, 2023, the Company sold Rocky Gap. The definitive agreements for the Rocky Gap sale were entered into in August 2022 and, as a result, the assets related to the Rocky Gap property were classified as held for sale as of September 30, 2022 and the Company ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements. Operations of Rocky Gap have historically been presented in the Company’s Maryland Casino Resort reportable segment. The Company incurred $0.3 million in transactions costs since the announcement of the sale, which were recorded in selling, general and administrative expenses during the fourth quarter of 2022 and for the six months ended June 30, 2023. In July 2023, the Company incurred an additional $8.0 million in transaction costs, $1.9 million of which were paid upon closing. Refer to “Note 13 — Subsequent Events” for further information.
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
The carrying amounts of the assets and liabilities held for sale in the Rocky Gap Transactions and Distributed Gaming Transactions consisted of the following:

	June 30, 2023
(In thousands)	Maryland Casino Resort	Distributed Gaming	Total
ASSETS
Current assets
Cash and cash equivalents	$6,297	$38,398	$44,695
Accounts receivables, net	2,027	3,053	5,080
Prepaid expenses	605	1,795	2,400
Inventories	760	—	760
Other	60	2,442	2,502
Total current assets held for sale	9,749	45,688	55,437
Property and equipment, net	24,441	33,868	58,309
Operating lease right-of-use assets, net	5,980	46,326	52,306
Goodwill	—	77,645	77,645
Intangible assets, net	1,064	38,506	39,570
Other assets	2	6,541	6,543
Total assets held for sale	$41,236	$248,574	$289,810
LIABILITIES
Current liabilities
Current portion of long-term debt and finance leases	$105	$2,433	$2,538
Current portion of operating leases	436	24,203	24,639
Accounts payable	1,585	3,630	5,215
Accrued payroll and related	923	1,370	2,293
Other accrued liabilities	2,631	4,758	7,389
Total current liabilities related to assets held for sale	5,680	36,394	42,074
Non-current finance leases	153	—	153
Non-current operating leases	5,206	22,433	27,639
Other long-term obligations	—	66	66
Total liabilities related to assets held for sale	$11,039	$58,893	$69,932

Revenues and pretax income generated by the assets held for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Maryland Casino Resort
Revenues	$19,605	$20,546	$37,733	$38,438
Pretax income	5,693	6,049	10,810	10,537
Distributed Gaming
Revenues	$89,084	$93,225	$179,485	$183,993
Pretax income	9,400	8,191	16,943	16,555
Note 3 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Land	$125,240	$125,240
Building and improvements	951,191	923,157
Furniture and equipment	187,550	244,735
Construction in process	16,294	23,224
Property and equipment	1,280,275	1,316,356
Accumulated depreciation	(465,036)	(475,625)
Property and equipment, net	$815,239	$840,731
Depreciation expense for property and equipment, including finance leases, was $21.1 million and $43.3 million for the three and six months ended June 30, 2023, respectively, and $23.4 million and $47.8 million for the three and six months ended June 30, 2022, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and six months ended June 30, 2023 and 2022, the Company concluded that there was no impairment of the Company’s long-lived assets.
Note 4 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and six months ended June 30, 2023 and 2022, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Nevada Taverns	Distributed Gaming	Total Goodwill
Balance, December 31, 2022	$22,105	$38,187	$—	$20,459	$77,645	$158,396
Balance, June 30, 2023	$22,105	$38,187	$—	$20,459	$—	$80,751

Intangible assets, net, consisted of the following:

	June 30, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Player relationships	2-14	42,990	(40,777)	—	2,213
Non-compete agreements	2-5	3,957	(3,594)	—	363
Other	4-25	45	(45)	—	—
		46,992	(44,416)	—	2,576
Balance, June 30, 2023		$100,682	$(44,416)	$(6,890)	$49,376

	December 31, 2022
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(41,743)	—	39,362
Player relationships	2-14	42,990	(40,455)	—	2,535
Non-compete agreements	2-5	9,840	(9,114)	—	726
Other	4-25	1,366	(1,237)	—	129
		135,301	(92,549)	—	42,752
Balance, December 31, 2022		$188,991	$(92,549)	$(6,890)	$89,552
Total amortization expense related to intangible assets was $0.4 million and $1.7 million for the three and six months ended June 30, 2023, respectively, and $1.9 million and $3.8 million for the three and six months ended June 30, 2022, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Gaming liabilities	$10,398	$10,952
Interest	5,890	6,036
Accrued taxes, other than income taxes	4,896	9,291
Other accrued liabilities	5,419	5,027
Deposits	2,229	2,059
Total current accrued liabilities	$28,832	$33,365

Note 6 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Term Loan B	$175,000	$575,000
Term Loan B-1	400,000	—
2026 Unsecured Notes	335,461	335,461
Finance lease liabilities	1,925	2,157
Notes payable	969	90
Total long-term debt and finance leases	913,355	912,708
Unamortized discount	(9,167)	(7,899)
Unamortized debt issuance costs	(7,290)	(3,790)
Total long-term debt and finance leases after debt issuance costs and discount	896,898	901,019
Current portion of long-term debt and finance leases	(1,296)	(555)
Long-term debt, net and finance leases	$895,602	$900,464
Senior Secured Credit Facility
In October 2017, the Company entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of an $800 million term loan (the “Term Loan B”) maturing on October 20, 2024 and a $100 million revolving credit facility (the “Revolving Credit Facility”)) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The Revolving Credit Facility was subsequently increased from $100 million to $200 million in 2018, increasing the total Credit Facility capacity to $1 billion. On October 12, 2021, the Company further modified the terms of the Revolving Credit Facility by increasing its size to $240 million and extending the maturity date from October 20, 2022 to April 20, 2024. On May 26, 2023, the Company further modified the terms of the Credit Facility by (1) extending the maturity date of the existing Revolving Credit Facility from April 20, 2024 to the earlier of May 26, 2028 and 91 days prior to April 15, 2026, the stated maturity date of the Company’s 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”), for so long as any indebtedness remains outstanding under the 2026 Unsecured Notes (the “Springing Maturity Date”), and (2) establishing a new senior secured term loan B-1 credit facility (the “Term Loan B-1”) in the amount of $400 million with a maturity date of the earlier of May 26, 2030 and the Springing Maturity Date, which was fully drawn at closing with the proceeds thereof used to repay a portion of the Company’s existing Term Loan B. The Company incurred $10 million in fees and recorded a non-cash charge of $0.4 million for the debt issuance costs and discount related to the Term Loan B as a result of the 2023 modification of the Credit Facility. The Company recognized $8 million of the debt issuance costs for the 2023 modification of the Credit Facility, which will be amortized over the terms of the Term Loan B-1 facility and Revolving Credit Facility.
Under the Credit Facility, as amended in May 2023: (a) the Term Loan B bears interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.75%), plus a margin of 2.00% or (2) the LIBOR rate for the applicable interest period (subject to a floor of 0.75%), plus a margin of 3.00%, (b) the Term Loan B-1 bears interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.50%), plus a margin of 1.75% or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10% (subject to a floor of 0.50%), plus a margin of 2.75%, and (c) borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.00%), plus a margin ranging from 1.00% to 1.50% based on the Company’s net leverage ratio, or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10%, plus a margin ranging from 2.00% to 2.50% based on the Company’s net leverage ratio.
The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 7.97% and 7.75% for the three and six months ended June 30, 2023, respectively.
As of June 30, 2023, the Company had $175 million in principal amount of outstanding Term Loan B borrowings, $400 million in principal amount of outstanding Term Loan B-1 borrowings, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company. On July 26, 2023, the Company used a portion of the net cash proceeds from the sale of Rocky Gap to repay in full and discharge the Term Loan B under the Credit Facility. Due to multiple prepayments of the Term Loan B principal made by the Company under the Credit Facility, the Company is not required to make any quarterly installment payments under the Term Loan B-1 facility prior to maturity.

The Company recorded a non-cash charge of $0.2 million for the accelerated amortization of the debt issuance costs and discount related to the prepayment of the Term Loan B for the six months ended June 30, 2022.
The Company was in compliance with its financial and other covenants under the Credit Facility as of June 30, 2023.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 2026 Unsecured Notes in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
During the six months ended June 30, 2022, the Company repurchased $37.5 million in principal amount of 2026 Unsecured Notes in open market transactions and recorded a non-cash charge in the amount of $1.1 million for accelerated amortization of the debt issuance costs and discount related to the repurchase of 2026 Unsecured Notes. The Company repurchased an additional $2.0 million in principal amount of 2026 Unsecured Notes in open market transactions during the remainder of 2022, thereby reducing the final principal payment due at maturity to $335.5 million.
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On August 3, 2021, the Company’s Board of Directors authorized a share repurchase program of $50 million, which was re-authorized on May 3, 2022 and subsequently increased to $75 million on November 1, 2022. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2023, the Company had $61.5 million of remaining share repurchase availability under its November 1, 2022 authorization. On July 27, 2023, the Company’s Board of Directors increased its share repurchase program to $100 million.
The Company did not repurchase any of its shares during the three and six months ended June 30, 2023. The following table includes the Company’s share repurchase activity for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
(In thousands, except per share data)
Shares repurchased (1)	515	784
Total cost, including brokerage fees	$22,474	$37,670
Average repurchase price per share (2)	$43.63	$50.08
(1)All repurchased shares were retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2023	2,071,994	$11.35
Granted	—	$—
Exercised	(41,140)	$16.37
Cancelled	—	$—
Expired	—	$—
Outstanding at June 30, 2023	2,030,854	$11.25
Exercisable at June 30, 2023	2,030,854	$11.25

There was no share-based compensation expense related to stock options for the three and six months ended June 30, 2023 and 2022. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of June 30, 2023 and 2022.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares (1)		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	547,671	$26.09	1,076,159	(2)	$17.17
Granted	159,043	$42.17	114,898	(1)	$41.92
Vested	(285,179)	$22.79	(733,574)	(3)	$8.86
Cancelled	—	$—	(8,699)	(4)	$53.51
Outstanding at June 30, 2023	421,535	$34.38	448,784		$36.40
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
Share-based compensation expense related to RSUs was $1.9 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and $1.8 million and $3.3 million for the three and six months ended June 30, 2022, respectively. Share-based compensation expense related to PSUs was $1.4 million and $2.9 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $3.1 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, there was $11.2 million and $8.4 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 1.4 years for RSUs and PSUs, respectively. As of June 30, 2022, there was $11.8 million and $9.8 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 2.0 years for both RSUs and PSUs.
As of June 30, 2023, a total of 3,988,688 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2023 of 1,127,160 shares.
Note 8 — Income Tax
The Company’s effective income tax rates were 25.7% and 22.7% for the three and six months ended June 30, 2023, respectively, and 26.3% and (23.5)% for the three and six months ended June 30, 2022, respectively. The Company recorded income tax expense of $4.2 million and $7.0 million for the three and six months ended June 30, 2023, respectively. The Company recorded income tax expense of $7.6 million for the three months ended June 30, 2022 and income tax benefit of $10.9 million for the six months ended June 30, 2022.
The Company performs a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. During the three months ended March 31, 2022, the Company concluded that it was more likely than not that the Company would generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets, which resulted in a partial reversal of the deferred tax asset valuation allowance in that period. The partial reversal of the deferred tax asset valuation allowance during the three months ended March 31, 2022 resulted in the negative effective income tax rate and income tax benefit for the six months ended June 30, 2022. The effective income tax rate and the income tax expense for the three and six months ended June 30, 2023 differed from the federal tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code.
As of June 30, 2023, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of June 30, 2023 and December 31, 2022, the Company had no material uncertain tax positions.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	June 30, 2023
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B	$175,000	$175,438	Level 2
Term Loan B-1	400,000	400,000	Level 2
2026 Unsecured Notes	335,461	335,998	Level 2
Finance lease liabilities	1,925	1,925	Level 3
Notes payable	969	969	Level 3
Total debt	$913,355	$914,330

	December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B	$575,000	$575,000	Level 2
2026 Unsecured Notes	335,461	330,630	Level 2
Finance lease liabilities	2,157	2,157	Level 3
Notes payable	90	90	Level 3
Total debt	$912,708	$907,877
The estimated fair value of the Company’s Term Loan B, Term Loan B-1 and 2026 Unsecured Notes is based on a relative value analysis performed as of June 30, 2023 and December 31, 2022. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value is estimated to be equal to the carrying value.

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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $52.9 million and $106.2 million for the three and six months ended June 30, 2023, respectively, and $55.2 million and $108.0 million for the three and six months ended June 30, 2022, respectively.
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
During the three months ended June 30, 2023, the Company received $8.1 million related to the sale of certain of its business interruption claims and incurred $2.4 million in fees related to this matter. The proceeds from the sale were included in other revenue and the fees were included in selling, general and administrative expenses in the Company’s statement of operations.
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
The Maryland Casino Resort segment was comprised of the Rocky Gap casino resort, which is geographically disparate from the Company’s Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to the Nevada Casino Resorts. On July 25, 2023, Rocky Gap was sold for aggregate cash consideration of $260 million, subject to adjustments. Refer to “Note 13 — Subsequent Events” for further information.
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
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues
Nevada Casino Resorts
Gaming	$38,625	$46,114	$80,918	$90,344
Food and beverage	24,473	23,123	48,704	44,507
Rooms	26,353	28,573	52,563	50,602
Other	13,111	9,688	20,553	18,480
Nevada Casino Resorts revenues	$102,562	$107,498	$202,738	$203,933
Nevada Locals Casinos
Gaming	$28,796	$29,048	$58,445	$58,429
Food and beverage	6,564	6,301	13,255	12,480
Rooms	2,416	2,529	5,238	4,773
Other	2,053	1,907	4,129	3,992
Nevada Locals Casinos revenues	$39,829	$39,785	$81,067	$79,674
Maryland Casino Resort
Gaming	$14,421	$15,456	$28,935	$29,913
Food and beverage	2,348	2,222	4,214	3,870
Rooms	2,149	2,072	3,694	3,545
Other	687	796	890	1,110
Maryland Casino Resort revenues	$19,605	$20,546	$37,733	$38,438
Nevada Taverns
Gaming	$13,187	$14,289	$26,212	$28,611
Food and beverage	12,962	12,630	26,267	25,683
Other	1,170	1,225	2,433	2,304
Nevada Taverns revenue	$27,319	$28,144	$54,912	$56,598
Distributed Gaming
Gaming	$87,326	$91,772	$175,932	$180,169
Food and beverage	187	175	365	367
Other	1,571	1,278	3,188	3,457
Distributed Gaming revenues	$89,084	$93,225	$179,485	$183,993
Corporate and other	8,282	174	8,797	380
Total revenues	$286,681	$289,372	$564,732	$563,016

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Adjusted EBITDA
Nevada Casino Resorts	$28,044	$38,892	$59,755	$72,467
Nevada Locals Casinos	19,471	19,795	39,631	39,833
Maryland Casino Resort	5,898	7,242	11,026	12,814
Nevada Taverns	8,450	10,654	16,988	21,430
Distributed Gaming	9,950	11,540	19,734	22,817
Corporate and other	(13,403)	(13,107)	(26,557)	(27,020)
Total Adjusted EBITDA	58,410	75,016	120,577	142,341
Adjustments
Depreciation and amortization	(21,454)	(25,332)	(44,962)	(51,608)
Non-cash lease expense	9	(230)	(24)	(411)
Share-based compensation	(3,288)	(3,311)	(7,181)	(6,983)
Gain (loss) on disposal of assets	34	(710)	120	(669)
Loss on debt extinguishment and modification	(405)	(1,073)	(405)	(1,254)
Preopening and related expenses (1)	(141)	(4)	(525)	(59)
Other, net	2,168	(838)	383	(5,134)
Interest expense, net	(18,803)	(14,738)	(37,039)	(29,856)
Income tax (provision) benefit	(4,248)	(7,560)	(7,032)	10,919
Net Income	$12,282	$21,220	$23,912	$57,286
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within the casino locations.
Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Nevada Taverns	Distributed Gaming	Corporate and Other	Consolidated
Balance at June 30, 2023	$780,041	$159,834	$41,236	$134,849	$248,574	$129,712	$1,494,246

Balance at December 31, 2022	$784,242	$164,580	$39,562	$145,065	$258,260	$116,961	$1,508,670
Note 12 — Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 3% beneficially owned by Mr. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.1 million for each of the three and six months ended June 30, 2022. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and six months ended June 30, 2023 and 2022 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of June 30, 2023 and December 31, 2022.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and cost-sharing agreements between the Company and

Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. In addition, the Company and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. The Company’s compliance department reviews the cost-sharing agreements and reimbursements on a regular basis.
The Company incurred less than $0.1 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for each of the three months ended June 30, 2023 and 2022. The Company incurred $0.1 million and $0.4 million under such agreements for the six months ended June 30, 2023 and 2022, respectively. The Company is owed $0.3 million under such agreements as of June 30, 2023 and the Company owed $0.1 million under such agreements as of December 31, 2022.
During the three months ended June 30, 2022, the Company repurchased 210,000 shares of its common stock from Anthony A. Marnell III, an independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program at a price of $42.61 per share, resulting in a charge to accumulated deficit of $8.9 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed.
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
On July 25, 2023, the Company closed the Rocky Gap Transactions for aggregate cash consideration of $260 million, subject to adjustments, and incurred $0.3 million in transactions costs since the announcement of the sale, which were recorded in selling, general and administrative expenses during the fourth quarter of 2022 and for the six months ended June 30, 2023. In July 2023, the Company incurred an additional $8.0 million in transaction costs, $1.9 million of which were paid upon closing. The Company used a portion of the net cash proceeds from the sale of Rocky Gap to repay in full and discharge the Term Loan B under the Credit Facility. The Company’s $400 million Term Loan B-1 and undrawn $240 million Revolving Credit Facility remain outstanding.
On July 27, 2023, the Board of Directors re-authorized the Company’s share repurchase program as discussed in “Note 7 — Shareholders’ Equity and Stock Incentive Plans” and authorized a one-time dividend as discussed in “Liquidity and Capital Resources” in Part I, item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
There were no additional subsequent events that occurred after June 30, 2023 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the three and six months ended June 30, 2023.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the Distributed Gaming Transactions (defined below), including the anticipated timing of the closing of the transactions and satisfaction of regulatory and other conditions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: risks and uncertainties related to the Distributed Gaming Transactions, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the failure to satisfy any of the closing conditions to the Distributed Gaming Transactions on a timely basis or at all; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements for any reason.
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in our branded taverns). Our portfolio includes eight casino properties located in Nevada. The Nevada Taverns segment is comprised of the operation of our branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Our distributed gaming operations involve the installation, maintenance and operation of slot machines and amusement devices in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada and Montana.
Rocky Gap Sale
On July 25, 2023, we completed the sale of Rocky Gap Casino Resort (“Rocky Gap”) to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate consideration of $260 million (the “Rocky Gap Transactions”). Specifically, Century acquired the operations of Rocky Gap from us for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), and VICI acquired the real estate assets relating to Rocky Gap from us for $203.9 million in cash. Refer to “Note 13 — Subsequent Events” in Part I, Item 1: Financial Statements for further information.

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
The following table sets forth certain information regarding our operations by reportable segment as of June 30, 2023:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & SkyPod (“The STRAT”)	Las Vegas, NV	80,000	759	41	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,099	29	1,906
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	57,457	638	13	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	599	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	688	10	259
Gold Town Casino	Pahrump, NV	10,000	188	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	173	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	341	9	69
Maryland Casino Resort
Rocky Gap (1)	Flintstone, MD	25,447	630	16	198
Nevada Taverns
65 branded tavern locations	Nevada	—	1,033	—	—
Distributed Gaming
Nevada distributed gaming	Nevada	—	6,504	—	—
Montana distributed gaming	Montana	—	3,848	—	—
Totals		385,520	16,500	118	6,201
(1) Rocky Gap was sold subsequent to the end of the second quarter, as described above.
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
Laughlin casinos: We own and operate two casino resorts in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming, sportsbook facilities and a new bingo facility at the Edgewater, the Aquarius has nine restaurants and the Edgewater offers five restaurants. The Edgewater also offers dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center.
The operations of Colorado Belle Hotel and Casino Resort have remained suspended since March 2020. As of June 30, 2023, we voluntarily surrendered our gaming license for the property.
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
Maryland Casino Resort
Our Maryland Casino Resort segment was comprised of our AAA Four Diamond Award® winning Rocky Gap casino resort, which is geographically disparate from our Nevada properties, operates in a separate regulatory jurisdiction and has only a limited number of hotel rooms compared to our Nevada Casino Resorts. On July 25, 2023, we closed the Rocky Gap Transactions for aggregate cash consideration of $260 million, subject to adjustments. Refer to “Note 13 — Subsequent Events” in Part I, Item 1: Financial Statements for further information.
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations, where we control the food and beverage operations as well as the slot machines located within the tavern. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, PT’s Place, Sean Patrick’s, SG Bar, Sierra Gold, and Sierra Junction. As of June 30, 2023, we owned and operated 65 branded taverns, which offered a total of over 1,000 onsite slot machines. We continue to look for opportunities to pursue additional tavern openings and acquisitions.
Distributed Gaming
Our Distributed Gaming segment is comprised of the operation of slot machines and amusement devices in nearly 1,000 third-party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana, with a limited number of slot machines in each location. We own and operate over 10,300 slot machines and amusement devices as part of our Distributed Gaming segment, with the majority of gaming devices offered at these locations being video poker machines. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. We place our slot machines and amusement devices in locations where we believe they will receive maximum customer traffic.
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

Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues
Gaming	$182,355	$196,679	$370,442	$387,466
Food and beverage	46,534	44,451	92,805	86,907
Rooms	30,918	33,174	61,495	58,920
Other	26,874	15,068	39,990	29,723
Total revenues	286,681	289,372	564,732	563,016
Expenses
Gaming	105,380	109,740	212,306	215,391
Food and beverage	33,645	32,546	67,667	64,003
Rooms	15,359	13,816	30,140	26,290
Other operating	7,905	5,346	11,735	9,322
Selling, general and administrative	67,093	57,287	129,129	118,197
Depreciation and amortization	21,454	25,332	44,962	51,608
(Gain) loss on disposal of assets	(34)	710	(120)	669
Preopening expenses	141	4	525	59
Total expenses	250,943	244,781	496,344	485,539
Operating income	35,738	44,591	68,388	77,477
Non-operating expense
Interest expense, net	(18,803)	(14,738)	(37,039)	(29,856)
Loss on debt extinguishment and modification	(405)	(1,073)	(405)	(1,254)
Total non-operating expense, net	(19,208)	(15,811)	(37,444)	(31,110)
Income before income tax (provision) benefit	16,530	28,780	30,944	46,367
Income tax (provision) benefit	(4,248)	(7,560)	(7,032)	10,919
Net income	$12,282	$21,220	$23,912	$57,286

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Revenues
The $2.7 million, or 1%, decrease in revenues for the three months ended June 30, 2023 compared to the prior year period resulted from decreases of $14.3 million and $2.3 million in gaming and rooms revenues, respectively, offset by increases of $2.1 million and $11.8 million in food and beverage and other revenues, respectively. The decrease in gaming and rooms revenues was primarily driven by a decrease in the overall visitation to our properties during the current year period. The increase in food and beverage revenues for the three months ended June 30, 2023 was primarily related to the addition of new food and beverage outlets, revised menus and increased revenue per cover. The increase in other revenues was primarily driven by the sale of certain of our business interruption claims and an increase in the number of events hosted at our Laughlin Event Center during the current year period.
The $1.7 million, or 0.3%, increase in revenues for the six months ended June 30, 2023 compared to the prior year period resulted from increases of $5.9 million, $2.6 million, and $10.2 million in food and beverage, rooms, and other revenues, respectively, offset by a $17.0 million decrease in gaming revenues. The increases in food and beverage and rooms revenues for the six months ended June 30, 2023 were primarily related to the addition of new food and beverage outlets, revised menus and increased revenue per cover, and an increase in average daily rates during the current year period. The increase in other revenues was primarily driven by recoveries under certain of our agreements and an increase in the number of events hosted at our Laughlin Event Center during the current year period. The decrease in gaming revenues was primarily driven by a decrease in the overall visitation to our properties during the current year period.
Operating Expenses
The $0.8 million, or 1%, increase in operating expenses for the three months ended June 30, 2023 compared to the prior year period resulted from increases of $1.1 million, $1.5 million and $2.6 million in food and beverage, rooms, and other operating expenses, respectively, offset by a decrease of $4.4 million in gaming operating expenses. The increase in food and beverage and rooms operating expenses was primarily attributable to higher labor costs and cost of goods incurred during the three months ended June 30, 2023. The increase in other operating expenses was also impacted by an increase in the number of events hosted at our Laughlin Event Center during the current year period. The decrease in gaming operating expenses was primarily attributable to operational changes introduced in response to the decrease in the overall visitation to our properties and decline in demand for gaming and a reevaluation of gaming related marketing programs.
The $6.8 million, or 2%, increase in operating expenses for the six months ended June 30, 2023 compared to the prior year period resulted from increases of $3.7 million, $3.8 million and $2.4 million in food and beverage, rooms, and other operating expenses, respectively, offset by a decrease of $3.1 million in gaming operating expenses. The changes in operating expenses for the six months ended June 30, 2023 compared to the prior year period were driven by the trends observed for the three months ended June 30, 2023 discussed above.
Selling, General and Administrative Expenses
The $9.8 million, or 17%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2023 compared to the prior year period was primarily attributable to increases in payroll and related expenses, marketing and advertising primarily in connection with the special events hosted during the period, as well as an increase in costs related to utilities, vendor fees and maintenance contract fees.
The $10.9 million, or 9%, increase in SG&A expenses for the six months ended June 30, 2023 compared to the prior year period was primarily attributable to the increase in payroll and related expenses followed by an increase in costs related to marketing and advertising, utilities, and maintenance contracts. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $3.9 million, or 15%, and $6.6 million, or 13%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods was primarily related to ceasing of depreciation and amortization for assets classified as held for sale discussed in “Note 2 — Assets Held for Sale” in Part I, Item 1: Financial Statements. In addition, long-lived assets acquired in connection with the American Casino Entertainment Properties, LLC acquisition became fully depreciated and amortized during the current year periods. The decrease in depreciation and amortization expenses for the three and six months ended June 30, 2023 was offset by the acceleration of depreciation on certain of our casino resort properties and depreciation on new assets placed in service.

Gain on Disposal of Assets
Gain on disposal of assets for the three and six months ended June 30, 2023 was primarily driven by sales of used gaming equipment in our Distributed Gaming segment. Loss on disposal of assets for the three and six months ended June 30, 2022 was primarily driven by sales of used furniture and equipment in our Nevada Taverns segment.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three and six months ended June 30, 2023 primarily related to new branded tavern openings within our Nevada Taverns segment and the opening of the new bingo facility in our Nevada Casino Resorts segment. Preopening expenses for the three and six months ended June 30, 2022 primarily related to our planned expansion of our Nevada Taverns segment operations.
Non-Operating Expense, Net
The increase in non-operating expense, net, of $3.4 million, or 21%, and $6.3 million, or 20%, for the three and six months ended June 30, 2023 compared to the prior year periods primarily related to a $4.1 million, or 28%, and $7.2 million, or 24%, increase in interest expense due to the increase in interest rates for the three and six months ended June 30, 2023, respectively. The increase was offset by decreases of $0.7 million and $0.8 million in loss on debt modification and extinguishment for the three and six months ended June 30, 2023, respectively. The loss on debt modification and extinguishment of $0.4 million recorded for the current year periods related to the amendment to our Credit Facility discussed in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements and defined therein. Loss on debt modification and extinguishment of $1.1 million and $1.3 million for the three and six months ended June 30, 2022, respectively, related to the accelerated amortization of debt issuance costs and discount as discussed in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Income Taxes
The effective income tax rates were 25.7% and 22.7% for the three and six months ended June 30, 2023, respectively, which differed from the federal income tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code. The effective income tax rate was 26.3% for the three months ended June 30, 2022, which differed from the federal tax rate of 21% primarily due to the limitation on a tax deduction on executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code. The negative effective income tax rate of (23.5)% for the six months ended June 30, 2022 was a result of the partial release of the valuation allowance on our deferred tax assets during the first quarter of 2022.
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

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues
Nevada Casino Resorts	$102,562	$107,498	$202,738	$203,933
Nevada Locals Casinos	39,829	39,785	81,067	79,674
Maryland Casino Resort	19,605	20,546	37,733	38,438
Nevada Taverns	27,319	28,144	54,912	56,598
Distributed Gaming	89,084	93,225	179,485	183,993
Corporate and other	8,282	174	8,797	380
Total Revenues	$286,681	$289,372	$564,732	$563,016

Adjusted EBITDA
Nevada Casino Resorts	$28,044	$38,892	$59,755	$72,467
Nevada Locals Casinos	19,471	19,795	39,631	39,833
Maryland Casino Resort	5,898	7,242	11,026	12,814
Nevada Taverns	8,450	10,654	16,988	21,430
Distributed Gaming	9,950	11,540	19,734	22,817
Corporate and other	(13,403)	(13,107)	(26,557)	(27,020)
Total Adjusted EBITDA	$58,410	$75,016	$120,577	$142,341

Net income	$12,282	$21,220	$23,912	$57,286
Adjustments
Depreciation and amortization	21,454	25,332	44,962	51,608
Non-cash lease expense	(9)	230	24	411
Share-based compensation	3,288	3,311	7,181	6,983
(Gain) loss on disposal of assets	(34)	710	(120)	669
Loss on debt extinguishment and modification	405	1,073	405	1,254
Preopening and related expenses (1)	141	4	525	59
Other, net	(2,168)	838	(383)	5,134
Interest expense, net	18,803	14,738	37,039	29,856
Income tax provision (benefit)	4,248	7,560	7,032	(10,919)
Adjusted EBITDA	$58,410	$75,016	$120,577	$142,341
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations.
Nevada Casino Resorts
Revenues decreased by $4.9 million, or 5%, for the three months ended June 30, 2023 compared to the prior year period primarily due to decreases of $7.5 million and $2.2 million in gaming and rooms revenues, respectively, offset by increases of $1.4 million and $3.4 million in food and beverage and other revenues, respectively. The decrease in gaming and rooms revenues for the three months ended June 30, 2023 was primarily driven by a decrease in the overall visitation to our Nevada Casino Resorts properties during the current year period and a reevaluation of gaming related marketing programs. The increase in food and beverage revenues was primarily driven by the addition of new food and beverage outlets, revised menus and increased revenue per cover. The increase in other revenues was primarily driven by an increase in the number of events hosted at our Laughlin Event Center and the introduction of charged parking at certain of our Nevada Casino Resorts properties during the current year period.
Revenues decreased by $1.2 million, or 1%, for the six months ended June 30, 2023 compared to the prior year period primarily due to a $9.4 million decrease in gaming revenues, offset by increases of $4.2 million in food and beverage revenues and increases of $2.0 million each in rooms and other revenues. The decrease in gaming revenues was primarily driven by a decrease in the overall visitation to our Nevada Casino Resorts properties during the current year period and a reevaluation of the gaming related marketing programs. The increase in food and beverage revenues was primarily driven by the addition of new food and beverage outlets, revised menus and increased revenue per cover. The increase in rooms revenues was attributable to an increase in average daily rates during the current year period. Other revenues were positively impacted by a higher number of events hosted at our Laughlin Event Center and the introduction of charged parking at certain of our Nevada Casino Resorts properties during the current year period.
Adjusted EBITDA decreased by $10.8 million, or 28%, and $12.7 million, or 18%, for the three and six months ended June 30, 2023, respectively, compared to the prior year period primarily due to higher labor costs and cost of goods in the current year period.
Nevada Locals Casinos
For the three months ended June 30, 2023, revenues remained relatively consistent with the prior year period. Revenues increased by $1.4 million, or 2%, for the six months ended June 30, 2023 compared to the prior year period primarily due to increases of $0.8 million, $0.5 million, and $0.1 million in food and beverage, rooms, and other revenues, respectively. The increase in revenues was attributable to a higher hotel occupancy at higher average daily rates which resulted in an increase in food and beverage revenues during the current year period.
Adjusted EBITDA decreased by $0.3 million, or 2%, and $0.2 million, or 1%, for the three and six months ended June 30, 2023, respectively, compared prior year period primarily due to higher labor costs and cost of goods in the current year periods.
Maryland Casino Resort
For the three months ended June 30, 2023, revenues decreased by $0.9 million, or 5%, compared to the prior year period primarily due to decreases of $1.0 million and $0.1 million in gaming and other revenues, respectively, offset by increases of $0.1 million each in food and beverage and rooms revenues. The decrease in revenues is primarily driven by a decrease in overall visitation during the current year period.
Revenues decreased by $0.7 million, or 2%, for the six months ended June 30, 2023 compared to the prior year period primarily due to decreases of $1.0 million and $0.2 million in gaming and other revenues, respectively, offset by increases of $0.3 million and $0.2 million in food and beverage and rooms revenues, respectively. The decrease in revenues is primarily driven by a decrease in overall visitation during the current year period.
Adjusted EBITDA decreased $1.3 million, or 19%, and $1.8 million, or 14%, for the three and six months ended June 30, 2023, respectively, compared to the prior year period primarily due to an increase in labor costs and cost of goods in the current year periods.
Nevada Taverns
Revenues decreased by $0.8 million, or 3%, and $1.7 million, or 3%, for the three and six months ended June 30, 2023, respectively, and Adjusted EBITDA decreased by $2.2 million, or 21%, and $4.4 million, or 21%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease in revenues for the three and six months ended June 30, 2023 was primarily attributable to the decrease in visitation to our tavern locations during the current year period. The decrease in Adjusted EBITDA for the three and six months ended June 30, 2023 was attributable to higher labor costs and cost of goods compared to the prior year periods.
Distributed Gaming
Revenues decreased by $4.1 million, or 4%, and $4.5 million, or 2%, for the three and six months ended June 30, 2023, respectively, and Adjusted EBITDA decreased by $1.6 million, or 14%, and $3.1 million, or 14%, for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decrease in revenues for the three and six months ended June 30, 2023 was primarily attributable to the decrease in demand for gaming during the current year periods. The decrease in Adjusted EBITDA for the three and six months ended June 30, 2023 was attributable to higher labor costs and an increase in costs of providing gaming related services to third parties under our space lease and participation agreements.
Adjusted EBITDA Margin
For the three months ended June 30, 2023, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 27%, 49%, 30%, 31%, and 11% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino, Nevada Taverns, and Distributed Gaming segments, respectively, compared to Adjusted EBITDA margins of 36%, 50%, 35%, 38%, and 12%, respectively, for the prior year period. For the six months ended June 30, 2023, Adjusted EBITDA margin was 29%, 49%,

29%, 31%, and 11% for Nevada Casino Resorts, Nevada Locals Casinos, Maryland Casino, Nevada Taverns, and Distributed Gaming segments, respectively, compared to Adjusted EBITDA margins of 36%, 50%, 33%, 38%, and 12%, respectively, for the prior year period. The lower Adjusted EBITDA margins for the three and six months ended June 30, 2023 were primarily attributable to increases in labor costs and cost of goods. In addition, lower Adjusted EBITDA margins in our Distributed Gaming segment reflect the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses.
Liquidity and Capital Resources
As of June 30, 2023, we had $165.5 million in cash and cash equivalents, which included $44.7 million of cash and cash equivalents related to assets held for sale. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of June 30, 2023, we had borrowing availability of $240 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). As discussed above, in July 2023, we sold Rocky Gap for aggregate consideration of $260 million in cash, and have entered into definitive agreements to sell Distributed Gaming Operations for aggregate consideration of $322.5 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing, which transactions are expected to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary regulatory approvals and closing conditions. We used a portion of the net cash proceeds from the sale of Rocky Gap to repay in full and discharge the Term Loan B under our Credit Facility (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements). Refer to “Note 13 — Subsequent Events” in Part I, Item 1: Financial Statements for further information. Subsequent to the end of the second quarter, on July 27, 2023, the Board of Directors declared a one-time cash dividend of $2.00 per share of our outstanding common stock. The one-time cash dividend is payable on August 25, 2023 to our shareholders of record as of August 11, 2023.
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
Cash Flows
Net cash provided by operating activities was $100.9 million and $91.1 million for the six months ended June 30, 2023 and 2022, respectively. The $9.8 million, or 11%, increase in operating cash flows for the six months ended June 30, 2023 compared to the prior year period primarily related to the timing of working capital spending.
Net cash used in investing activities was $53.7 million and $20.9 million for the six months ended June 30, 2023 and 2022, respectively. The $32.8 million, or 157%, increase in net cash used in investing activities for the six months ended June 30, 2023 compared to the prior year period related to the increase in our capital expenditures, primarily at The STRAT.
Net cash used in financing activities was $23.7 million and $111.5 million for the six months ended June 30, 2023 and 2022, respectively. The $87.8 million, or 79%, decrease in net cash used in financing activities during the six months ended June 30, 2023 compared to the prior year period primarily related to the prepayment of outstanding Term Loan borrowings with a principal amount of $25 million, $37.5 million in repurchases of principal amount of our 7.625% Senior Notes due 2026 in open market transactions and $37.7 million in repurchases of our common stock pursuant to our share repurchase program during the six months ended June 30, 2022. The current period decrease in net cash used in financing activities was partially offset by a $4.8 million increase in cash paid for tax withholding on option exercises and the vesting of RSUs and PSUs during the current year period as well as $7.8 million paid in connection with the second amendment to our Credit Facility discussed in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2023, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of June 30, 2023, we had $175 million in principal amount of outstanding Term Loan B borrowings and $400 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements). Subsequent to the end of the second quarter, we used a portion of the net cash proceeds from the sale of Rocky Gap to repay in full and discharge the Term Loan B under the Credit Facility. Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rates on our outstanding borrowings under the Credit Facility were 7.97% and 7.75% for the three and six months ended June 30, 2023, respectively. Assuming the outstanding balance under our Credit Facility (after giving effect to the repayment in full of the Term Loan B-1 loans in July 2023) remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $2.0 million over a twelve-month period.
As of June 30, 2023, we had $165.5 million in cash and cash equivalents, which included $44.7 million of cash and cash equivalents related to assets held for sale.
As discussed in “Note 13 — Subsequent Events” in Part I, Item 1: Financial Statements, we repaid the Term Loan B loans in full in July 2023. As a result, we no longer have any loans and other financial instruments that are linked to LIBOR.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

During the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 10 — Commitments and Contingencies — Legal Matters and Other” in Part I, Item 1: Financial Statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as supplemented by the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report and such Quarterly Report on Form 10-Q. The risks described in our Annual Report and such Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2023.

ITEM 6. EXHIBITS

Exhibits	Description

10.1
Second Amendment to First Lien Credit Agreement, dated as of May 26, 2023, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent) (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Form 8-K dated May 26, 2023 and filed on May 30, 2023).

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 4, 2023	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)