Form 10-Q
period 2023-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2023-11-03
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2023, the registrant had 28,616,599 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$261,161	$136,889
Accounts receivable, net of allowance for credit losses of $850 and $775 at September 30, 2023 and December 31, 2022, respectively	16,720	20,495
Prepaid expenses	17,269	25,900
Inventories	7,381	8,117
Other	895	13,610
Assets held for sale	204,209	39,562
Total current assets	507,635	244,573
Property and equipment, net	808,178	840,731
Operating lease right-of-use assets, net	75,167	147,893
Goodwill	80,751	158,396
Intangible assets, net	49,063	89,552
Deferred income tax assets	14,759	11,822
Other assets	9,110	15,703
Total assets	$1,544,663	$1,508,670
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$4,911	$555
Current portion of operating leases	13,213	42,200
Accounts payable	22,195	25,168
Income tax payable	62,750	—
Accrued payroll and related	20,678	21,227
Accrued liabilities	34,505	33,365
Liabilities related to assets held for sale	46,239	10,187
Total current liabilities	204,491	132,702
Long-term debt, net and non-current finance leases	716,493	900,464
Non-current operating leases	77,725	121,979
Deferred income tax liabilities	—	53
Other long-term obligations	370	552
Total liabilities	999,079	1,155,750
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,616 and 28,179 common shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	286	282
Additional paid-in capital	474,450	480,060
Retained earnings (accumulated deficit)	70,848	(127,422)
Total shareholders’ equity	545,584	352,920
Total liabilities and shareholders’ equity	$1,544,663	$1,508,670
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Gaming	$165,177	$188,420	$535,619	$575,886
Food and beverage	44,507	43,035	137,312	129,942
Rooms	31,417	30,765	92,912	89,685
Other	16,625	16,773	56,615	46,496
Total revenues	257,726	278,993	822,458	842,009
Expenses
Gaming	94,820	108,040	307,126	323,431
Food and beverage	33,576	33,090	101,243	97,093
Rooms	15,978	14,337	46,118	40,627
Other operating	5,487	4,531	17,222	13,853
Selling, general and administrative	67,727	59,389	196,856	177,586
Depreciation and amortization	22,213	24,286	67,175	75,894
(Gain) loss on disposal of assets	(5)	266	(125)	935
Gain on sale of business	(305,829)	—	(305,829)	—
Preopening expenses	50	2	575	61
Total (income) expenses	(65,983)	243,941	430,361	729,480
Operating income	323,709	35,052	392,097	112,529
Non-operating expense
Interest expense, net	(15,306)	(15,709)	(52,345)	(45,565)
Loss on debt extinguishment and modification	—	(158)	(405)	(1,412)
Total non-operating expense, net	(15,306)	(15,867)	(52,750)	(46,977)
Income before income tax (provision) benefit	308,403	19,185	339,347	65,552
Income tax (provision) benefit	(67,187)	(5,182)	(74,219)	5,737
Net income	$241,216	$14,003	$265,128	$71,289

Weighted-average common shares outstanding
Basic	28,827	28,505	28,662	28,757
Diluted	30,794	31,148	30,900	31,640
Net income per share
Basic	$8.37	$0.49	$9.25	$2.48
Diluted	$7.83	$0.45	$8.58	$2.25
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	419	4	—	—	4
Repurchase of common stock	(269)	(2)	—	(15,194)	(15,196)
Share-based compensation	—	—	3,141	—	3,141
Tax benefit from share-based compensation	—	—	(10,298)	—	(10,298)
Net income	—	—	—	36,066	36,066
Balance, March 31, 2022	28,980	$290	$470,672	$(137,704)	$333,258
Issuance of stock on options exercised and restricted stock units vested	36	—	—	—	—
Repurchase of common stock	(515)	(5)	—	(22,469)	(22,474)
Share-based compensation	—	—	3,295	—	3,295
Tax benefit from share-based compensation	—	—	(271)	—	(271)
Net income	—	—	—	21,220	21,220
Balance, June 30, 2022	28,501	$285	$473,696	$(138,953)	$335,028
Issuance of stock on options exercised and restricted stock units vested	4	—	—	—	—
Share-based compensation	—	—	3,282	—	3,282
Tax benefit from share-based compensation	—	—	(111)	—	(111)
Net income	—	—	—	14,003	14,003
Balance, September 30, 2022	28,505	$285	$476,867	$(124,950)	$352,202

	Common stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	658	6	—	—	6
Share-based compensation	—	—	3,290	—	3,290
Tax benefit from share-based compensation	—	—	(15,373)	—	(15,373)
Net income	—	—	—	11,630	11,630
Balance, March 31, 2023	28,837	$288	$467,977	$(115,792)	$352,473
Issuance of stock on options exercised and restricted stock units vested	20	1	—	—	1
Share-based compensation	—	—	3,288	—	3,288
Net income	—	—	—	12,282	12,282
Balance, June 30, 2023	28,857	$289	$471,265	$(103,510)	$368,044
Issuance of stock on options exercised and restricted stock units vested	11	—	—	—	—
Repurchase of common stock	(252)	(3)	—	(9,131)	(9,134)
Share-based compensation	—	—	3,434	—	3,434
Tax benefit from share-based compensation	—	—	(249)	—	(249)
Cash dividend paid	—	—		(57,727)	(57,727)
Net income	—	—	—	241,216	241,216
Balance, September 30, 2023	28,616	$286	$474,450	$70,848	$545,584
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$265,128	$71,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,175	75,894
Non-cash lease expense	14	113
Share-based compensation	10,012	9,718
Amortization of debt issuance costs and discounts on debt	3,113	3,150
(Gain) loss on disposal of assets	(125)	935
Gain on sale of business	(305,829)	—
Provision for credit losses	750	627
Deferred income taxes	(2,990)	(19,446)
Loss on debt extinguishment and modification	405	1,412
Changes in operating assets and liabilities:
Accounts receivable	126	(4,781)
Prepaid expenses, inventories and other current assets	16,494	(10,032)
Other assets	71	(4,046)
Accounts payable and other accrued expenses	74,326	3,659
Other liabilities	(345)	(1,197)
Net cash provided by operating activities	128,325	127,295
Cash flows from investing activities
Purchase of property and equipment, net of change in accounts payable	(71,745)	(33,506)
Proceeds from disposal of property and equipment	296	118
Proceeds from sale of business, net of cash sold	365,046	—
Net cash provided by (used in) investing activities	293,597	(33,388)
Cash flows from financing activities
Repayments of term loan	(576,000)	(50,000)
Issuance of new term loan	400,000	—
Repurchase of senior notes	—	(37,539)
Repayments of notes payable	(1,205)	(488)
Principal payments under finance leases	(409)	(404)
Payment for debt extinguishment and modification costs	(8,011)	(12)
Tax withholding on share-based payments	(15,622)	(10,680)
Cash dividend paid	(57,727)	—
Proceeds from issuance of common stock, net of costs	7	4
Repurchases of common stock	(9,134)	(37,670)
Net cash used in financing activities	(268,101)	(136,789)
Change in cash and cash equivalents	153,821	(42,882)
Balance, beginning of period	142,034	220,540
Balance, end of period	$295,855	$177,658
Cash and cash equivalents
Cash and cash equivalents	$261,161	$170,486
Cash and cash equivalents included in assets held for sale	34,694	7,172
Balance, end of period	$295,855	$177,658

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows – (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow disclosures
Cash paid for interest	$45,337	$35,612
Cash paid for income taxes, net	9,000	13,709
Non-cash investing and financing activities
Payables incurred for capital expenditures	$4,157	$1,066
Notes payable incurred for capital expenditures	3,571	—
Loss on debt extinguishment and modification	405	1,412
Operating lease right-of-use assets obtained in exchange for lease obligations	1,069	19,671
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Condensed Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Overview
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in the Company’s branded taverns). The Company’s portfolio includes eight casino properties located in Nevada. The Company’s Nevada Taverns segment is comprised of the operation of its branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s distributed gaming operations involve the installation, maintenance and operation of slot machines in third-party non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada. Unless otherwise indicated, the terms “Golden” and the “Company” refer to Golden Entertainment, Inc. together with its subsidiaries.
As of September 30, 2023, the Company conducted its business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming. Each reportable segment is comprised of the following properties and operations:

Reportable Segment	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Casino Resort (“Edgewater”)	Laughlin, Nevada
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Nevada Taverns
65 branded tavern locations	Nevada
Distributed Gaming
Nevada distributed gaming	Nevada
On July 25, 2023, the Company completed the sale of Rocky Gap Casino Resort (“Rocky Gap”) to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate cash consideration of $260 million. Specifically, Century acquired the operations of Rocky Gap from Golden for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), and VICI acquired the real estate assets relating to Rocky Gap from Golden for $203.9 million in cash. Prior to its sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment. Refer to discussion in “Note 2 — Divestitures and Assets Held for Sale” for further information.
On March 3, 2023, the Company entered into definitive agreements to sell its distributed gaming operations in Nevada and Montana to J&J Ventures Gaming, LLC (“J&J Gaming”), for aggregate consideration of $322.5 million. Specifically, J&J Gaming agreed to acquire the Company’s distributed gaming operations in Nevada for $213.5 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing), and the Company’s distributed gaming operations in Montana for $109 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing), subject in each case to the conditions and terms set forth therein. On September 13, 2023, the Company completed the sale of the distributed gaming operations in Montana for aggregate cash consideration of $109 million plus working capital adjustment and purchased cash at closing. Refer to discussion in “Note 2 — Divestitures and Assets Held for Sale” for further information. The Company’s proposed sale of its distributed gaming operations in Nevada to J&J Gaming remains pending and is expected to close during the fourth quarter of 2023, subject to satisfaction or waiver of customary closing conditions, including receipt of gaming regulatory approvals. Prior to the sale, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in

Nevada and presented in the Company’s Distributed Gaming reportable segment. Refer to discussion in “Note 2 — Divestitures and Assets Held for Sale” for further information.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and highly liquid investments with original maturities of three months or less. As of September 30, 2023, the Company had $295.9 million in cash and cash equivalents, which included $34.7 million of cash and cash equivalents related to assets held for sale. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the three months ended September 30, 2023, diluted net income per share excluded the weighted average effect of 68,239 shares of common stock related to time-based and performance-based restricted stock units due to such shares being anti-dilutive. No shares of common stock related to time-based and performance-based restricted stock units were anti-dilutive for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, diluted net income per share excluded the weighted average effect of 205,699 and 141,350 shares of common stock, respectively, related to time-based and performance-based restricted stock units due to such shares being anti-dilutive.
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

Note 2 — Divestitures and Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable, is expected to be completed within one year, and the asset group meets all of the accounting criteria to be classified as held for sale. Gains or losses associated with the disposal of assets held for sale are recorded within operating expenses.
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” on July 25, 2023, the Company completed the sale of Rocky Gap. Operations of Rocky Gap had historically been presented in the Company’s Maryland Casino Resort reportable segment. The Company incurred $8.1 million in transactions costs since the announcement of the sale on August 25, 2022, $0.2 million of which was incurred in 2022 and $7.9 million of which was incurred during the nine months ended September 30, 2023. The Company recorded transaction costs in selling, general and administrative expenses as incurred.
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” on March 3, 2023, the Company entered into definitive agreements to sell its distributed gaming operations in Nevada and Montana and continued to classify the assets related to the distributed gaming operations as held for sale as of September 30, 2023. The Company ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements on March 3, 2023. On September 13, 2023, the Company completed the sale of the distributed gaming operations in Montana. The Company has incurred $0.9 million in transactions costs for both transactions since the announcement of the sale, which were recorded in selling, general and administrative expenses. The Company’s proposed sale of its distributed gaming operations in Nevada remains pending and is expected to close during the fourth quarter of 2023, subject to satisfaction or waiver of customary closing conditions, including receipt of gaming regulatory approvals. Prior to the sale, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in the Company’s Distributed Gaming reportable segment.
The assets and liabilities of the Rocky Gap and Montana distributed gaming businesses previously held for sale were as follows as of the most recent balance sheet date preceding the sale:

	June 30, 2023
(In thousands)	Maryland Casino Resort	Distributed Gaming – Montana
ASSETS
Current assets
Cash and cash equivalents	$6,297	$4,402
Accounts receivables, net	2,027	1,196
Prepaid expenses	605	139
Inventories	760	—
Other	60	346
Total current assets held for sale	9,749	6,083
Property and equipment, net	24,441	16,373
Operating lease right-of-use assets, net	5,980	904
Goodwill	—	8,193
Intangible assets, net	1,064	10,127
Other assets	2	1,078
Total assets held for sale	$41,236	$42,758
LIABILITIES
Current liabilities
Current portion of long-term debt and finance leases	$105	$—
Current portion of operating leases	436	603
Accounts payable	1,585	851
Accrued payroll and related	923	353
Other accrued liabilities	2,631	4,090
Total current liabilities related to assets held for sale	5,680	5,897
Non-current finance leases	153	—
Non-current operating leases	5,206	347
Total liabilities related to assets held for sale	$11,039	$6,244

The following information presents the revenues and pretax income generated by the Rocky Gap and Montana distributed gaming businesses previously held for sale and divested on July 25, 2023 and September 13, 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Maryland Casino Resort
Revenues	$5,723	$21,624	$43,456	$60,062
Pretax income	1,625	7,310	12,435	17,847
Distributed Gaming – Montana
Revenues	$24,205	$28,168	$80,878	$82,095
Pretax income	2,925	1,965	8,883	5,849
As discussed above, the Company’s proposed sale of its distributed gaming operations in Nevada remains pending and the carrying amounts of the assets and liabilities held for sale consisted of the following:

September 30, 2023
(In thousands)	Distributed Gaming – Nevada
ASSETS
Current assets
Cash and cash equivalents	$34,694
Accounts receivables, net	1,816
Prepaid expenses	1,503
Other	2,395
Total current assets held for sale	40,408
Property and equipment, net	20,318
Operating lease right-of-use assets, net	39,547
Goodwill	69,452
Intangible assets, net	28,379
Other assets	6,105
Total assets held for sale	$204,209
LIABILITIES
Current liabilities
Current portion of long-term debt and finance leases	$1,789
Current portion of operating leases	23,462
Accounts payable	2,427
Accrued payroll and related	1,448
Other accrued liabilities	662
Total current liabilities related to assets held for sale	29,788
Non-current operating leases	16,385
Other long-term obligations	66
Total liabilities related to assets held for sale	$46,239
Revenues and pretax income generated by the Nevada distributed gaming assets held for sale as of September 30, 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Distributed Gaming - Nevada
Revenues	$57,667	$62,995	$180,479	$193,061
Pretax income	5,137	4,949	16,122	17,618

Note 3 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Land	$125,240	$125,240
Building and improvements	962,932	923,157
Furniture and equipment	194,536	244,735
Construction in process	12,406	23,224
Property and equipment	1,295,114	1,316,356
Accumulated depreciation	(486,936)	(475,625)
Property and equipment, net	$808,178	$840,731
Depreciation expense for property and equipment, including finance leases, was $21.9 million and $65.2 million for the three and nine months ended September 30, 2023, respectively, and $22.4 million and $70.3 million for the three and nine months ended September 30, 2022, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and nine months ended September 30, 2023 and 2022, the Company concluded that there was no impairment of the Company’s long-lived assets.
Note 4 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and nine months ended September 30, 2023 and 2022, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Total Goodwill
Balance, December 31, 2022	$22,105	$38,187	$20,459	$77,645	$158,396
Balance, September 30, 2023	$22,105	$38,187	$20,459	$—	$80,751
Intangible assets, net, consisted of the following:

	September 30, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Player relationships	2-14	42,990	(40,908)	—	2,082
Non-compete agreements	2-5	3,957	(3,776)	—	181
Other	4-25	45	(45)	—	—
		46,992	(44,729)	—	2,263
Balance, September 30, 2023		$100,682	$(44,729)	$(6,890)	$49,063

	December 31, 2022
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(41,743)	—	39,362
Player relationships	2-14	42,990	(40,455)	—	2,535
Non-compete agreements	2-5	9,840	(9,114)	—	726
Other	4-25	1,366	(1,237)	—	129
		135,301	(92,549)	—	42,752
Balance, December 31, 2022		$188,991	$(92,549)	$(6,890)	$89,552
Total amortization expense related to intangible assets was $0.3 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, and $1.9 million and $5.6 million for the three and nine months ended September 30, 2022, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Interest	$11,996	$6,036
Gaming liabilities	10,533	10,952
Accrued taxes, other than income taxes	5,500	9,291
Other accrued liabilities	4,214	5,027
Deposits	2,262	2,059
Total current accrued liabilities	$34,505	$33,365
Note 6 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Term Loan B-1	$399,000	$—
Term Loan B	—	575,000
2026 Unsecured Notes	335,461	335,461
Finance lease liabilities	1,809	2,157
Notes payable	668	90
Total long-term debt and finance leases	736,938	912,708
Unamortized discount	(8,639)	(7,899)
Unamortized debt issuance costs	(6,895)	(3,790)
Total long-term debt and finance leases after debt issuance costs and discount	721,404	901,019
Current portion of long-term debt and finance leases	(4,911)	(555)
Long-term debt, net and finance leases	$716,493	$900,464
Senior Secured Credit Facility
In October 2017, the Company entered into a senior secured credit facility consisting of a $900 million senior secured first lien credit facility (consisting of an $800 million term loan (the “Term Loan B”) maturing on October 20, 2024 and a $100 million revolving credit facility (the “Revolving Credit Facility”)) with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent), the lenders party thereto and the other entities party thereto (the “Credit Facility”). The Revolving Credit Facility was subsequently increased from $100 million to $200 million in 2018, increasing the total Credit Facility capacity to $1 billion. On October 12, 2021, the Company further modified the terms of the Revolving Credit Facility by increasing its size to $240 million and extending the maturity date from October 20, 2022 to April 20, 2024. On May 26, 2023, the Company further modified the terms of the Credit Facility by (1) extending the maturity date of the existing Revolving Credit Facility from April 20, 2024 to the earlier of May 26, 2028 and 91 days prior to April 15, 2026, the stated maturity date of the Company’s 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”), for so long as any indebtedness remains outstanding under the 2026 Unsecured Notes (the “Springing Maturity Date”), and (2) establishing a new senior secured term loan B-1 credit facility (the “Term Loan B-1”) in the amount of $400 million with a maturity date of the earlier of May 26, 2030 and the Springing Maturity Date, which was fully drawn at closing with the proceeds thereof used to repay a portion of the Term Loan B. The Company incurred $10 million in fees and recorded a non-cash charge of $0.4 million for the debt issuance costs and discount related to the Term Loan B as a result of the 2023 modification of the Credit Facility. The Company recognized $8 million of the debt issuance costs for the 2023 modification of the Credit Facility, which will be amortized over the terms of the Term Loan B-1 facility and Revolving Credit Facility. The remainder of the Term Loan B was repaid in full in July 2023 using a portion of the proceeds from the sale of Rocky Gap.
Under the Credit Facility, the Term Loan B-1 bears interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.50%), plus a margin of 1.75% or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10% (subject to a floor of 0.50%), plus a margin of 2.75%, and (c) borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.00%), plus a margin ranging from 1.00% to 1.50% based on the Company’s net leverage ratio, or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10%, plus a margin ranging from 2.00% to 2.50% based on the Company’s net leverage ratio.
The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 8.11% and 7.85% for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2023, the Company had $399 million in principal amount of outstanding Term Loan B-1 borrowings, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company. The Term Loan B-1 is repayable in 27 quarterly installments of $1 million each, which commenced in September 2023, followed by a final installment of $373 million due at maturity.
During the three and nine months ended September 30, 2022, the Company made multiple prepayments on the Term Loan B and recorded non-cash charges in the amount of $0.2 million and $0.3 million, respectively, for the accelerated amortization of debt issuance costs and discount related to prepayment of the Term Loan B.
The Company was in compliance with its financial and other covenants under the Credit Facility as of September 30, 2023.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 2026 Unsecured Notes in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bear interest at 7.625%, payable semi-annually on April 15th and October 15th of each year.
During the nine months ended September 30, 2022, the Company repurchased $37.5 million in principal amount of 2026 Unsecured Notes in open market transactions and recorded a non-cash charge in the amount of $1.1 million for accelerated amortization of the debt issuance costs and discount related to the repurchase of 2026 Unsecured Notes. The Company repurchased an additional $2.0 million in principal amount of 2026 Unsecured Notes in open market transactions during the remainder of 2022, thereby reducing the aggregate principal amount of 2026 Unsecured Notes outstanding to $335.5 million.
During October 2023, subsequent to fiscal quarter end, the Company repurchased an additional $49.3 million in principal amount of 2026 Unsecured Notes in open market transactions, thereby reducing the aggregate principal amount of 2026 Unsecured Notes outstanding to $286.2 million. Refer to “Note 13 — Subsequent Events” for further information.
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On July 27, 2023, the Company’s Board of Directors increased its share repurchase program to $100 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2023, the Company had $90.9 million of remaining share repurchase availability under its July 27, 2023 authorization.

The following table includes the Company’s share repurchase activity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands, except per share data)
Shares repurchased (1)	252	—	252	784
Total cost, including brokerage fees	$9,134	$—	$9,134	$37,670
Average repurchase price per share (2)	$36.17	$—	$36.17	$50.08
(1)All repurchased shares were retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
Special Dividend
In July 2023, the Company’s Board of Directors declared a one-time cash dividend of $2.00 per share of the outstanding common stock, totaling $57.7 million in the aggregate. The one-time cash dividend was paid on August 25, 2023 to the Company’s shareholders of record as of August 11, 2023.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2023	2,071,994	$11.35
Granted	—	$—
Exercised	(48,140)	$15.66
Cancelled	—	$—
Expired	—	$—
Outstanding at September 30, 2023	2,023,854	$9.25
Exercisable at September 30, 2023	2,023,854	$9.25
There was no share-based compensation expense related to stock options for the three and nine months ended September 30, 2023 and 2022. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of September 30, 2023 and 2022.
Restricted Stock Units
The following table summarizes the Company’s activity related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”):

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	547,671	$26.09	1,076,159	(1)	$17.17
Granted (2)	159,043	$42.17	114,898		$41.92
Vested	(298,644)	$23.71	(733,574)	(3)	$8.86
Issuance of dividend equivalent (4)	21,180	$—	23,151		$—
Cancelled	—	$—	(8,699)	(5)	$53.51
Outstanding at September 30, 2023	429,250	$34.09	471,935		$36.40
(1)    Includes PSUs granted in March 2020 and March 2021 at 200% of the target and PSUs granted in March 2022 at target.
(2)    The number of shares for the PSUs listed as granted represents the “target” number of PSUs granted to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
(3)    Represents PSUs granted in March 2020 that vested in March 2023 at 200% of the target PSUs.
(4)    In accordance with the provisions of the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), the declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allows the Company to make such equitable adjustments at its discretion. As a result, on August 25, 2023, the Company elected to adjust the exercise price of vested but unexercised stock option awards and the number of shares underlying unvested RSU and PSU awards to reflect an amount as if the cash dividend had been paid in stock. The vesting schedule and conditions of each grant remain the same (with these additional share amounts subject to forfeiture on the same terms as the underlying grants).
(5)    The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2023 and 89.6% of the target PSUs granted in March 2022 were deemed “earned.” This resulted in the reduction of the PSUs granted in March 2022 to the number of PSUs eligible to vest from 83,579 to 74,880.
Share-based compensation expense related to RSUs was $2.0 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $5.1 million for the three and nine months ended September 30, 2022, respectively. Share-based compensation expense related to PSUs was $1.4 million and $4.2 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, there was $9.1 million and $7.0 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 1.1 years for RSUs and PSUs, respectively. As of September 30, 2022, there was $10.0 million and $8.3 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 0.9 years for RSUs and PSUs, respectively.
As of September 30, 2023, a total of 3,630,600 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2023 of 1,127,160 shares.
Note 8 — Income Tax
The Company’s effective income tax rates were 21.8% and 21.9% for the three and nine months ended September 30, 2023, respectively, and 27.0% and (8.8)% for the three and nine months ended September 30, 2022, respectively. The Company recorded income tax expense of $67.2 million and $74.2 million for the three and nine months ended September 30, 2023, respectively. The Company recorded income tax expense of $5.2 million for the three months ended September 30, 2022 and income tax benefit of $5.7 million for the nine months ended September 30, 2022.
The Company performs a continuing evaluation of its deferred tax asset valuation allowance on a quarterly basis. During the three months ended March 31, 2022, the Company concluded that it was more likely than not that the Company would generate sufficient taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets, which resulted in a partial reversal of the deferred tax asset valuation allowance in that period. The partial reversal of the deferred tax asset valuation allowance during the three months ended March 31, 2022 resulted in the negative effective income tax rate and income tax benefit for the nine months ended September 30, 2022. The effective income tax rate and the income tax expense for the three and nine months ended September 30, 2023 differed from the federal tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code.
As of September 30, 2023, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS.
As of September 30, 2023 and December 31, 2022, the Company had no material uncertain tax positions.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	September 30, 2023
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$399,000	$399,000	Level 2
2026 Unsecured Notes	335,461	332,945	Level 2
Finance lease liabilities	1,809	1,809	Level 3
Notes payable	668	668	Level 3
Total debt	$736,938	$734,422

	December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B	$575,000	$575,000	Level 2
2026 Unsecured Notes	335,461	330,630	Level 2
Finance lease liabilities	2,157	2,157	Level 3
Notes payable	90	90	Level 3
Total debt	$912,708	$907,877
The estimated fair value of the Company’s Term Loan B, Term Loan B-1 and 2026 Unsecured Notes is based on a relative value analysis performed as of September 30, 2023 and December 31, 2022. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value is estimated to be equal to the carrying value.
Note 10 — Commitments and Contingencies
Participation Agreements
The Company enters into certain slot placement contracts in the form of participation agreements. Under participation agreements, the Company and the business location each hold a state issued gaming license in order to be able to receive a percentage of gaming revenue earned on the Company’s slot machines. The business location retains a percentage of the gaming revenue generated from the Company’s slot machines. The Company is considered to be the principal in these arrangements; therefore, the Company records its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses.
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $50.0 million and $156.2 million for the three and nine months ended September 30, 2023, respectively, and $54.2 million and $162.1 million for the three and nine months ended September 30, 2022, respectively.
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
During the nine months ended September 30, 2023, the Company received $8.1 million related to the sale of certain of its business interruption claims and incurred $2.4 million in fees related to this matter. The proceeds from the sale were included in other revenue and the fees were included in selling, general and administrative expenses in the Company’s statement of operations.
Note 11 — Segment Information
As of September 30, 2023, the Company conducted its business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming.
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
The Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius. The Company’s locals casino properties typically experience a higher frequency of customer visits compared to its casino resort properties, with many of the customers visiting the Company’s Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.
The Nevada Taverns segment is comprised of branded tavern locations, where the Company controls the food and beverage operations as well as the slot machines located within the tavern. The Company’s branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages and are typically limited to 15 slot machines.
The Distributed Gaming segment is comprised of the operation of slot machines in third party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada with a limited number of slot machines in each location. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. The Company places its slot machines in locations where it believes they will receive maximum customer traffic. As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Divestitures and Assets Held for Sale,” on March 3, 2023, the Company entered into definitive agreements to sell its distributed gaming operations in Nevada and Montana and classified the assets related to its Distributed Gaming segment as held for sale as of March 31, 2023. On September 13, 2023, the Company completed the sale of the distributed gaming operations in Montana for aggregate cash consideration of $109 million plus working capital adjustment and purchased cash at closing. The Company’s proposed sale of its distributed gaming operations in Nevada to J&J Gaming remains pending and is expected to close during the fourth quarter of 2023, subject to satisfaction or waiver of customary closing conditions, including receipt of gaming regulatory approvals.
As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Divestitures and Assets Held for Sale,” on July 25, 2023, the Company completed the sale of Rocky Gap for aggregate cash consideration of $260 million, subject to adjustments. Prior to its sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment.
The Corporate and Other segment includes the Company’s cash and cash equivalents, miscellaneous receivables and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable segments because these costs are not easily allocable and to do so would not be practical.
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision makers in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets and businesses, share-based compensation expenses, non-cash lease expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues
Nevada Casino Resorts
Gaming	$40,289	$42,812	$121,207	$133,156
Food and beverage	24,782	21,537	73,486	66,044
Rooms	28,394	26,068	80,957	76,670
Other	12,059	8,439	32,612	26,919
Nevada Casino Resorts revenues	$105,524	$98,856	$308,262	$302,789
Nevada Locals Casinos
Gaming	$27,254	$27,457	$85,699	$85,886
Food and beverage	6,482	6,208	19,737	18,688
Rooms	2,395	2,325	7,633	7,098
Other	1,770	1,745	5,899	5,737
Nevada Locals Casinos revenues	$37,901	$37,735	$118,968	$117,409
Maryland Casino Resort (1)
Gaming	$4,224	$16,027	$33,159	$45,940
Food and beverage	667	2,463	4,881	6,333
Rooms	628	2,372	4,322	5,917
Other	204	762	1,094	1,872
Maryland Casino Resort revenues	$5,723	$21,624	$43,456	$60,062
Nevada Taverns
Gaming	$12,985	$12,589	$39,197	$41,200
Food and beverage	12,387	12,657	38,654	38,340
Other	1,168	1,237	3,601	3,541
Nevada Taverns revenue	$26,540	$26,483	$81,452	$83,081
Distributed Gaming (2)
Gaming	$80,425	$89,535	$256,357	$269,704
Food and beverage	189	170	554	537
Other	1,258	1,458	4,446	4,915
Distributed Gaming revenues	$81,872	$91,163	$261,357	$275,156
Corporate and other	166	3,132	8,963	3,512
Total revenues	$257,726	$278,993	$822,458	$842,009
(1) Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.
(2) Comprised of distributed gaming operations in Nevada and Montana. On September 13, 2023, the Company completed the sale of its distributed gaming operations in Montana. The Company’s proposed sale of its distributed gaming operations in Nevada remains pending and is expected to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary closing conditions, including receipt of gaming approvals.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Adjusted EBITDA
Nevada Casino Resorts	$30,837	$30,122	$90,592	$102,589
Nevada Locals Casinos	16,878	16,818	56,509	56,651
Maryland Casino Resort (1)	1,626	7,446	12,652	20,260
Nevada Taverns	7,519	8,306	24,507	29,738
Distributed Gaming (2)	8,441	10,539	28,175	33,354
Corporate and other	(12,116)	(12,176)	(38,673)	(39,196)
Total Adjusted EBITDA	53,185	61,055	173,762	203,396
Adjustments
Depreciation and amortization	(22,213)	(24,286)	(67,175)	(75,894)
Non-cash lease expense	10	298	(14)	(113)
Share-based compensation	(3,444)	(3,286)	(10,625)	(10,269)
Gain (loss) on disposal of assets	5	(266)	125	(935)
Gain on sale of business	305,829	—	305,829	—
Loss on debt extinguishment and modification	—	(158)	(405)	(1,412)
Preopening and related expenses (3)	(50)	(2)	(575)	(61)
Severance expenses	(128)	(58)	(128)	(295)
Other, net	(9,485)	1,597	(9,102)	(3,300)
Interest expense, net	(15,306)	(15,709)	(52,345)	(45,565)
Income tax (provision) benefit	(67,187)	(5,182)	(74,219)	5,737
Net Income	$241,216	$14,003	$265,128	$71,289
(1) Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.
(2) Comprised of distributed gaming operations in Nevada and Montana. On September 13, 2023, the Company completed the sale of its distributed gaming operations in Montana. The Company’s proposed sale of its distributed gaming operations in Nevada remains pending and is expected to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary closing conditions, including receipt of gaming approvals.
(3) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within the casino locations.
Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Nevada Taverns	Distributed Gaming	Corporate and Other	Consolidated
Balance at September 30, 2023	$781,874	$159,378	$—	$132,232	$204,209	$266,970	$1,544,663

Balance at December 31, 2022	$784,242	$164,580	$39,562	$145,065	$258,260	$116,961	$1,508,670
Note 12 — Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 3% beneficially owned by Mr. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2023 and 2022, respectively. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.

A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and nine months ended September 30, 2023 and 2022 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of September 30, 2023 and December 31, 2022.
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
The Company incurred $0.2 million and $0.3 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. The Company owed $0.1 million under such agreements as of September 30, 2023 and as of December 31, 2022.
During the nine months ended September 30, 2022, the Company repurchased 210,000 shares of its common stock from Anthony A. Marnell III, an independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program at a price of $42.61 per share, resulting in a charge to accumulated deficit of $8.9 million. This transaction was approved by the Audit Committee of the Board of Directors prior to being executed.
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
During October 2023, the Company repurchased $49.3 million in principal amount of 2026 Unsecured Notes in open market transactions, thereby reducing the aggregate principal amount of 2026 Unsecured Notes outstanding to $286.2 million.
There were no additional subsequent events that occurred after September 30, 2023 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the three and nine months ended September 30, 2023.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding the sale of distributed gaming operations in Nevada, including the anticipated timing of the closing of the transaction and satisfaction of regulatory and other conditions; our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: risks and uncertainties related to the sale of distributed gaming operations in Nevada, including the failure to obtain, or delays in obtaining, required regulatory approvals or clearances; the failure to satisfy any of the closing conditions to the sale of distributed gaming operations in Nevada on a timely basis or at all; changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; our ability to renew our distributed gaming contracts; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); the level of our indebtedness and our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report and in Part II, Item 1A of this report, or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements for any reason.
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and distributed gaming operations (including gaming in our branded taverns). Our portfolio includes eight casino properties located in Nevada. The Nevada Taverns segment is comprised of the operation of our branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Our distributed gaming operations involve the installation, maintenance and operation of slot machines in non-casino locations such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada.
Rocky Gap Sale
On July 25, 2023, we completed the sale of Rocky Gap Casino Resort (“Rocky Gap”) to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate cash consideration of $260 million. Specifically, Century acquired the operations of Rocky Gap for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), and VICI acquired the real estate assets relating to Rocky Gap for $203.9 million in cash. Prior to its sale, the operations of Rocky Gap were presented in our Maryland Casino Resort reportable segment.

Distributed Gaming Operations Sale
On March 3, 2023, we entered into definitive agreements to sell our distributed gaming operations in Nevada and Montana to J&J Ventures Gaming, LLC (“J&J Gaming”) for aggregate consideration of $322.5 million. Specifically, J&J Gaming agreed to acquire our distributed gaming operations in Nevada for $213.5 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing), and our distributed gaming operations in Montana for $109 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing), subject in each case to the conditions and terms set forth therein. On September 13, 2023, we completed the sale of the distributed gaming operations in Montana for aggregate cash consideration of $109 million plus working capital adjustment and purchased cash at closing. The proposed sale of our distributed gaming operations in Nevada to J&J Gaming remains pending and is expected to close during the fourth quarter of 2023, subject to satisfaction or waiver of customary closing conditions, including receipt of gaming regulatory approvals. Prior to the sale, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in our Distributed Gaming reportable segment.
Operations
As of September 30, 2023, we conducted our business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming.
The following table sets forth certain information regarding our operations by reportable segment as of September 30, 2023:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	753	40	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,105	29	1,906
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	57,457	646	11	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	596	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	694	10	259
Gold Town Casino	Pahrump, NV	10,000	187	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	173	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	338	9	69
Nevada Taverns
65 branded tavern locations	Nevada	—	1,033	—	—
Distributed Gaming
Nevada distributed gaming	Nevada	—	6,668	—	—
Totals		360,073	12,193	99	6,003
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
The STRAT: The STRAT is our premier casino resort property, located on Las Vegas Boulevard on the north end of the Las Vegas Strip. The STRAT is comprised of a casino, a hotel and the Tower, which includes indoor and outdoor observation decks, thrill rides and the SkyJump attraction. In addition to hotel rooms, gaming and sportsbook facilities in an 80,000 square foot casino,

The STRAT offers ten restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.
Laughlin casinos: We own and operate two casino resorts in Laughlin, Nevada, which is located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming, sportsbook facilities and a new bingo facility at the Edgewater, the Aquarius has eight restaurants and the Edgewater offers five restaurants. The Edgewater also offers dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center.
The operations of Colorado Belle Casino Resort have remained suspended since March 2020. As of June 30, 2023, we voluntarily surrendered our gaming license for the property.
Nevada Locals Casinos
Our Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius. Our locals casino properties typically experience a higher frequency of customer visits compared to our casino resort properties, with many of our customers visiting our Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.
Arizona Charlie’s casinos: Our Arizona Charlie’s Boulder and Arizona Charlie’s Decatur casino properties primarily serve local Las Vegas gaming patrons, and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming, sportsbook and bingo facilities, Arizona Charlie’s Boulder offers three restaurants and an RV park with 221 RV hook-up sites and Arizona Charlie’s Decatur offers four restaurants.
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
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations, where we control the food and beverage operations as well as the slot machines located within the tavern. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, PT’s Place, Sean Patrick’s, SG Bar, Sierra Gold, and Sierra Junction. As of September 30, 2023, we owned and operated 65 branded taverns, which offered a total of 1,033 onsite slot machines. We continue to look for opportunities to pursue additional tavern openings and acquisitions.
Distributed Gaming
Our Distributed Gaming segment is comprised of the operation of slot machines in third-party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada, with a limited number of slot machines in each location. We own and operate nearly 6,700 slot machines as part of our Distributed Gaming segment, with the majority of gaming devices offered at these locations being video poker machines. Distributed Gaming operations cater to local residents with high frequency visitation to these locations. We place our slot machines in locations where we believe they will receive maximum customer traffic.
In August 2017, we became licensed as a video gaming terminal operator in Illinois. In October 2022, we surrendered our video gaming terminal operator license in Illinois due to inactivity. In October 2018, we received a conditional license to operate video gaming terminals in Pennsylvania, providing for potential expansion.
Nevada law limits distributed gaming operations (also known as “restricted gaming” operations) to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars, taverns and liquor stores, where gaming is incidental to the primary business being conducted at the location and games are generally limited to 15 or fewer slot machines. The gaming area in these business locations is typically small, and in many instances, segregated from the primary business area, including the use of alcoves in grocery stores and drug stores and installation of slot machines into the physical bar (also known as “bar top” slot machines) in bars and taverns. Such segregation provides greater oversight and supervision of the slot machines.
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
On March 3, 2023, we entered into definitive agreements to sell our distributed gaming operations in Nevada and Montana to J&J Gaming for aggregate consideration of $322.5 million. On September 13, 2023, we completed the sale of the distributed gaming operations in Montana for aggregate cash consideration of $109 million plus working capital adjustment and purchased cash at closing. The proposed sale of our distributed gaming operations in Nevada to J&J Gaming remains pending and is expected to close during the fourth quarter of 2023, subject to satisfaction or waiver of customary closing conditions, including receipt of gaming regulatory approvals.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues
Gaming	$165,177	$188,420	$535,619	$575,886
Food and beverage	44,507	43,035	137,312	129,942
Rooms	31,417	30,765	92,912	89,685
Other	16,625	16,773	56,615	46,496
Total revenues	257,726	278,993	822,458	842,009
Expenses
Gaming	94,820	108,040	307,126	323,431
Food and beverage	33,576	33,090	101,243	97,093
Rooms	15,978	14,337	46,118	40,627
Other operating	5,487	4,531	17,222	13,853
Selling, general and administrative	67,727	59,389	196,856	177,586
Depreciation and amortization	22,213	24,286	67,175	75,894
(Gain) loss on disposal of assets	(5)	266	(125)	935
Gain on sale of business	(305,829)	—	(305,829)	—
Preopening expenses	50	2	575	61
Total (income) expenses	(65,983)	243,941	430,361	729,480
Operating income	323,709	35,052	392,097	112,529
Non-operating expense
Interest expense, net	(15,306)	(15,709)	(52,345)	(45,565)
Loss on debt extinguishment and modification	—	(158)	(405)	(1,412)
Total non-operating expense, net	(15,306)	(15,867)	(52,750)	(46,977)
Income before income tax (provision) benefit	308,403	19,185	339,347	65,552
Income tax (provision) benefit	(67,187)	(5,182)	(74,219)	5,737
Net income	$241,216	$14,003	$265,128	$71,289

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Revenues
The $21.3 million, or 8%, decrease in revenues for the three months ended September 30, 2023 compared to the prior year period resulted from decreases of $23.2 million and $0.2 million in gaming and other revenues, respectively, offset by increases of $1.5 million and $0.6 million in food and beverage and rooms revenues, respectively. The decrease in gaming revenues for the three months ended September 30, 2023 compared to the prior year period was primarily driven by an increase in complimentary products and services provided to our customers to incentivize future gaming activity. The decrease in other revenues for the three months ended September 30, 2023 compared to the prior year period was attributable to the receipt of proceeds from the buyout of royalty payments under certain agreements as well as recoveries under certain of our insurance policies received during the three months ended September 30, 2022. The increase in food and beverage revenues for the three months ended September 30, 2023 was primarily related to the addition of new food and beverage outlets in 2023, revised menus and increased revenue per cover combined with the higher cover count. The increase in rooms revenues was primarily attributable to an increase in occupancy of our hotel rooms for the three months ended September 30, 2023 compared to the prior year period.
The $19.6 million, or 2%, decrease in revenues for the nine months ended September 30, 2023 compared to the prior year period resulted from a decrease of $40.3 million in gaming revenues, offset by increases of $7.4 million, $3.2 million and $10.1 million in food and beverage, rooms, and other revenues, respectively. The decrease in gaming revenues was primarily driven by an increase in complimentary products and services provided to our customers to incentivize future gaming activity. The increase in food and beverage and rooms revenues for the nine months ended September 30, 2023 was primarily related to the addition of new food and beverage outlets, revised menus and increased revenue per cover combined with the higher cover count. The increase in rooms revenues related to an increase in occupancy of our hotel rooms with higher average daily rates during the current year period. The increase in other revenues during the current year period was primarily driven by recoveries under certain agreements and an increase in the number of events hosted at our Laughlin Event Center.
Operating Expenses
The $10.1 million, or 6%, decrease in operating expenses for the three months ended September 30, 2023 compared to the prior year period resulted from a decrease of $13.2 million gaming operating expenses, offset by increases of $0.5 million, $1.6 million and $1.0 million in food and beverage, rooms, and other operating expenses, respectively. The decrease in gaming operating expenses was primarily attributable to operational changes introduced in response to the decrease in the overall visitation to our properties in 2023 and decline in demand for gaming and a reevaluation of gaming related marketing programs. The increase in food and beverage and rooms operating expenses was primarily attributable to higher labor costs and cost of goods incurred during the three months ended September 30, 2023. The increase in other operating expenses during the current year period was also impacted by an increase in the number of events hosted at our Laughlin Event Center compared to the prior year period.
The $3.3 million, or 1%, decrease in operating expenses for the nine months ended September 30, 2023 compared to the prior year period resulted from a decrease of $16.3 million in gaming operating expenses, offset by increases of $4.1 million, $5.5 million and $3.4 million in food and beverage, rooms, and other operating expenses, respectively. The changes in operating expenses for the nine months ended September 30, 2023 compared to the prior year period were primarily driven by the trends observed for the three months ended September 30, 2023 discussed above.
Selling, General and Administrative Expenses
The $8.3 million, or 14%, increase in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to increases in payroll and related expenses, marketing and advertising for the special events hosted during the period, as well as an increase in costs related to utilities, vendor fees and maintenance contract fees. We also incurred $8.6 million in transaction costs related to the sales of Rocky Gap and distributed gaming operations in Montana during the current year period.
The $19.3 million, or 11%, increase in SG&A expenses for the nine months ended September 30, 2023 compared to the prior year period was primarily attributable to the increase in payroll and related expenses followed by an increase in costs related to marketing and advertising, utilities, and maintenance contracts. We also incurred $8.8 million in transaction costs related to the sales of Rocky Gap and distributed gaming operations in Montana during the current year period as well as fees on the 2023 modification of the Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information). SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.

Depreciation and Amortization
The decrease in depreciation and amortization expenses of $2.1 million, or 9%, and $8.7 million, or 11%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods was primarily related to ceasing of depreciation and amortization for assets classified as held for sale discussed in “Note 2 — Divestitures and Assets Held for Sale” in Part I, Item 1: Financial Statements. In addition, a majority of the long-lived assets acquired in connection with the American Casino Entertainment Properties, LLC acquisition became fully depreciated and amortized during the current year periods. The decrease in depreciation and amortization expenses for the three and nine months ended September 30, 2023 was offset by the acceleration of depreciation on certain of our casino resort properties and depreciation on new assets placed in service.
Gain or Loss on Disposal of Assets
Gain on disposal of assets for the three and nine months ended September 30, 2023 was primarily driven by sales of used gaming equipment in our Distributed Gaming segment. Loss on disposal of assets for the three and nine months ended September 30, 2022 was primarily driven by sales of used furniture and equipment in our Nevada Taverns segment.
Gain on Sale of Business
The $305.8 million gain on sale of business for the three and nine months ended September 30, 2023 was driven by the sales of Rocky Gap and distributed gaming operations in Montana during the current year period.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three and nine months ended September 30, 2023 were primarily related to new branded tavern openings within our Nevada Taverns segment and the opening of the new bingo facility in our Nevada Casino Resorts segment. Preopening expenses for the three and nine months ended September 30, 2022 were primarily related to our planned expansion of our Nevada Taverns segment operations.
Non-Operating Expense, Net
The decrease in non-operating expense, net, of $0.6 million, or 4%, for the three months ended September 30, 2023 compared to the prior year period was primarily related to $0.4 million, or 3%, decrease in interest expense due to the reduction in the amount of debt obligations outstanding offset by higher interest rates. The prior year period also included non-cash charge in the amount of $0.2 million for the accelerated amortization of debt issuance costs and discount related to prepayment of the principal obligations under our Credit Facility discussed in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements and defined therein.
The $5.8 million, or 12%, increase in non-operating expense, net, for the nine months ended September 30, 2023 compared to the prior year period was primarily related to a $6.8 million, or 15%, increase in interest expense due to the increase in interest rates. The increase was offset by a $1.0 million decrease in loss on debt modification and extinguishment for the nine months ended September 30, 2023. The loss on debt modification and extinguishment of $0.4 million recorded for the current year period was related to the amendment to our Credit Facility discussed in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements and defined therein. Loss on debt modification and extinguishment of $1.4 million for the nine months ended September 30, 2022 related to the accelerated amortization of debt issuance costs and discounts as a result of prepayments under our Credit Facility discussed in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Income Taxes
The effective income tax rates were 21.8% and 21.9% for the three and nine months ended September 30, 2023, respectively, which differed from the federal income tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code. The effective income tax rate was 27.0% for the three months ended September 30, 2022 which differed from the federal tax rate of 21% primarily due to the limitation on a tax deduction on executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code. The negative effective income tax rate of (8.8)% for the nine months ended September 30, 2022 was a result of the partial release of the valuation allowance on our deferred tax assets during the first quarter of 2022.
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
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of goodwill and intangible assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets and businesses, share-based compensation expenses, non-cash lease expense and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues
Nevada Casino Resorts	$105,524	$98,856	$308,262	$302,789
Nevada Locals Casinos	37,901	37,735	118,968	117,409
Maryland Casino Resort (1)	5,723	21,624	43,456	60,062
Nevada Taverns	26,540	26,483	81,452	83,081
Distributed Gaming (2)	81,872	91,163	261,357	275,156
Corporate and other	166	3,132	8,963	3,512
Total Revenues	$257,726	$278,993	$822,458	$842,009

Adjusted EBITDA
Nevada Casino Resorts	$30,837	$30,122	$90,592	$102,589
Nevada Locals Casinos	16,878	16,818	56,509	56,651
Maryland Casino Resort (1)	1,626	7,446	12,652	20,260
Nevada Taverns	7,519	8,306	24,507	29,738
Distributed Gaming (2)	8,441	10,539	28,175	33,354
Corporate and other	(12,116)	(12,176)	(38,673)	(39,196)
Total Adjusted EBITDA	$53,185	$61,055	$173,762	$203,396

Net income	$241,216	$14,003	$265,128	$71,289
Adjustments
Depreciation and amortization	22,213	24,286	67,175	75,894
Non-cash lease expense	(10)	(298)	14	113
Share-based compensation	3,444	3,286	10,625	10,269
(Gain) loss on disposal of assets	(5)	266	(125)	935
Gain on sale of business	(305,829)	—	(305,829)	—
Loss on debt extinguishment and modification	—	158	405	1,412
Preopening and related expenses (3)	50	2	575	61
Severance expenses	128	58	128	295
Other, net	9,485	(1,597)	9,102	3,300
Interest expense, net	15,306	15,709	52,345	45,565
Income tax provision (benefit)	67,187	5,182	74,219	(5,737)
Adjusted EBITDA	$53,185	$61,055	$173,762	$203,396
(1)Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.

(2)Comprised of distributed gaming operations in Nevada and Montana. On September 13, 2023, we completed the sale of our distributed gaming operations in Montana. The proposed sale of our distributed gaming operations in Nevada remains pending and is expected to close during the fourth quarter of 2023, subject to the satisfaction or waiver of customary closing conditions, including receipt of gaming approvals.
(3)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations.
Nevada Casino Resorts
Revenues increased by $6.7 million, or 7%, for the three months ended September 30, 2023 compared to the prior year period primarily due to increases of $3.3 million, $2.3 million and $3.6 million in food and beverage, rooms, and other revenues, respectively, offset by $2.5 million decrease in gaming revenues. The increase in food and beverage revenues was primarily driven by the addition of new food and beverage outlets, revised menus and increased revenue per cover combined with the higher cover count. The increase in rooms revenues was primarily attributable to an increase in occupancy of our hotel rooms for the three months ended September 30, 2023 compared to the prior year period. The increase in other revenues was primarily driven by an increase in the number of events hosted at our Laughlin Event Center and recoveries under certain agreements during the current year period. The decrease in gaming revenues for the three months ended September 30, 2023 was primarily driven by a reevaluation of gaming related marketing programs and an increase in complimentary products and services provided to our customers to incentivize future gaming activity.
Revenues increased by $5.5 million, or 2%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to increases of $7.4 million, $4.3 million, and $5.7 million in food and beverage, rooms, and other revenues, offset by $11.9 million decrease in gaming revenues. The changes in revenues for the nine months ended September 30, 2023 compared to the prior year period were driven by the trends observed for the three months ended September 30, 2023 discussed above.
Adjusted EBITDA increased by $0.7 million, or 2%, for the three months ended September 30, 2023 compared to prior year period primarily due to operational changes introduced in response to the decrease in the overall visitation to our properties in 2023 and decline in demand for gaming and a reevaluation of gaming related marketing programs. Adjusted EBITDA decreased by $12.0 million, or 12%, for the nine months ended September 30, 2023 compared to the prior year periods primarily due to higher labor costs and cost of goods in the current year period.
Nevada Locals Casinos
Revenues and Adjusted EBITDA for the three months ended September 30, 2023 remained relatively consistent with the prior year period. For the nine months ended September 30, 2023, revenues increased by $1.6 million, or 1%, compared to the prior year period primarily due to increases of $1.0 million, $0.6 million and $0.2 million in food and beverage, rooms, and other revenues, respectively, offset by $0.2 million decrease in gaming revenues. The increase in revenues was attributable to a higher hotel occupancy at higher average daily rates which resulted in an increase in food and beverage revenues during the current year period. Adjusted EBITDA for the nine months ended September 30, 2023 remained relatively consistent with the prior year period.
Maryland Casino Resort
This reportable segment was comprised of the operations of Rocky Gap sold on July 25, 2023. Refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Divestitures and Assets Held for Sale” in Part I, Item 1: Financial Statements for further information. Accordingly, the decrease in revenues and Adjusted EBITDA for the three and nine months ended September 30, 2023 reflects the inclusion in the prior year periods of results for Rocky Gap for the entire period.
Nevada Taverns
For the three months ended September 30, 2023, revenues remained relatively consistent with the prior year period. For the nine months ended September 30, 2023, revenues decreased by $1.6 million, or 2%, primarily due to the decrease in visitation to our tavern locations during the current year period. Adjusted EBITDA decreased by $0.8 million, or 9%, and $5.2 million, or 18%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods primarily due to higher labor costs and cost of goods.
Distributed Gaming
Revenues decreased by $9.3 million, or 10%, and $13.8 million, or 5%, for the three and nine months ended September 30, 2023, respectively, and Adjusted EBITDA decreased by $2.1 million, or 20%, and $5.2 million, or 16%, for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The decrease in revenues for the three and nine months ended September 30, 2023 was primarily attributable to the impact of the sale of our Montana distributed gaming operations on September 13, 2023 (refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Divestitures and Assets Held for Sale” in Part I, Item 1: Financial Statements for further information), as well as the decrease in demand for gaming during the current year periods.
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2023 was attributable to higher labor costs and an increase in costs of providing gaming related services to third parties under our space lease and participation agreements.
Adjusted EBITDA Margin
For the three months ended September 30, 2023, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 29%, 45%, 28%, and 10% for Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming segments, respectively, compared to Adjusted EBITDA margins of 30%, 45%, 31%, and 12%, respectively, for the prior year period. For the nine months ended September 30, 2023, Adjusted EBITDA margins were 29%, 47%, 30%, and 11% for Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming segments, respectively, compared to Adjusted EBITDA margins of 34%, 48%, 36%, and 12%, respectively, for the prior year period. The lower Adjusted EBITDA margins for the three and nine months ended September 30, 2023 were primarily attributable to increases in labor costs and cost of goods. In addition, lower Adjusted EBITDA margins in our Distributed Gaming segment reflect the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses.
Liquidity and Capital Resources
As of September 30, 2023, we had $295.9 million in cash and cash equivalents, which included $34.7 million of cash and cash equivalents related to assets held for sale. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of September 30, 2023, we had borrowing availability of $240 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). As discussed above, on July 25, 2023, we sold Rocky Gap for aggregate cash consideration of $260 million, and on September 13, 2023, we sold our distributed gaming operations in Montana for aggregate cash consideration of $109 million plus working capital adjustment and purchased cash at closing. Our proposed sale of the distributed gaming operations in Nevada to J&J Gaming for $213.5 million in cash plus purchased cash, comprised of cash and cash equivalents related to such operations at the time of closing (subject to adjustment based on working capital and purchased cash at closing) remains pending and is expected to close during the fourth quarter of 2023, subject to satisfaction or waiver of customary closing conditions, including receipt of gaming regulatory approvals.
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
Cash Flows
Net cash provided by operating activities was $128.3 million and $127.3 million for the nine months ended September 30, 2023 and 2022, respectively. The $1.0 million, or 1%, increase in operating cash flows for the nine months ended September 30, 2023 compared to the prior year period was primarily related to the timing of working capital spending.
Net cash provided by investing activities of $293.6 million for the nine months ended September 30, 2023 was primarily related to the cash receipts of $365.0 million from the sales of Rocky Gap in July 2023 and distributed gaming operations in Montana in September 2023, offset by $71.7 million spent on capital expenditures, primarily at The STRAT. Net cash used in investing activities of $33.4 million for the nine months ended September 30, 2022 was related to the capital expenditures at our properties.
Net cash used in financing activities was $268.1 million and $136.8 million for the nine months ended September 30, 2023 and 2022, respectively. The $131.3 million, or 96%, increase in net cash used in financing activities during the nine months ended September 30, 2023 compared to the prior year period was primarily related to the $175 million prepayment under our Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements, defined therein) followed by $57.7 million payment of a one-time cash dividend of $2.00 per share of the outstanding common stock paid during the period. We also paid $8.0 million in debt issuance costs incurred in connection with the second amendment to our Credit Facility discussed in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements and repurchased $9.1 million of our common stock pursuant to our share repurchase program. The increase in net cash used in financing activities also reflects the repurchase of $37.5 million in principal amount of our 7.625% Senior Notes due 2026 in open market transactions during the prior year period, a $28.5 million decrease in the amount of shares repurchased and $4.9 million decrease in cash paid for tax withholding on option exercises and the vesting of RSUs and PSUs during the current year period. In addition, we made prepayments of $50 million on our outstanding term loan borrowings under our Credit Facility during the nine months ended September 30, 2022.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2023, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of September 30, 2023, we had $399 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements). Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rates on our outstanding borrowings under the Credit Facility were 8.11% and 7.85% for the three and nine months ended September 30, 2023, respectively. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $2.0 million over a twelve-month period.
As of September 30, 2023, we had $295.9 million in cash and cash equivalents, which included $34.7 million of cash and cash equivalents related to assets held for sale.
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

As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $100 million share repurchase program authorized by our Board of Directors on July 27, 2023. Purchases are made at management’s discretion based on market conditions and financial resources. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice (refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for additional information regarding our share repurchase program). During September 2023, we repurchased 252,395 shares through open market transactions. The following table presents our common stock purchases made pursuant to our share repurchase program during the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
July 1-31, 2023	—	$—	—	$100.0	(1)
August 1-31, 2023	—	$—	—	$100.0
September 1-30, 2023	252,395	$36.17	252,395	$90.9
(1) Our Board of Directors increased the amount authorized for share repurchases to $100 million on July 27, 2023.
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2023.

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 3, 2023	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)