Form 10-K
period 2023-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2024-02-29
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $912,625,453. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.
As of February 19, 2024, 28,669,229 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

GOLDEN ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2023

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
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. Our portfolio includes eight casino properties located in Nevada, as well as 69 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.
Rocky Gap Sale
On July 25, 2023, we completed the sale of Rocky Gap Casino Resort (“Rocky Gap”) to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate cash consideration of $260.0 million. Specifically, Century acquired the operations of Rocky Gap from us for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), and VICI acquired the real estate assets relating to Rocky Gap from us for $203.9 million in cash. Prior to its sale, the operations of Rocky Gap were presented in our Maryland Casino Resort reportable segment. Refer to the discussion in “Note 3 — Divestitures and Assets Held for Sale” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information.

Distributed Gaming Operations Sale
On March 3, 2023, we entered into definitive agreements to sell our distributed gaming operations in Nevada and Montana to an affiliate of J&J Ventures Gaming, LLC (“J&J Gaming”), for aggregate consideration of $322.5 million. On September 13, 2023, we completed the sale of our distributed gaming operations in Montana for cash consideration of $109.0 million plus working capital and other adjustments and purchased cash at closing. On January 10, 2024, we completed the sale of our distributed gaming operations in Nevada for cash consideration of $213.5 million plus working capital and other adjustments and purchased cash at closing. Prior to the sales, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in our Distributed Gaming reportable segment. Refer to the discussion in “Note 3 — Divestitures and Assets Held for Sale” and “Note 16 — Subsequent Events” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information.
Acquisition of Taverns
On November 21, 2023, we acquired the operations of Lucky’s Lounge & Restaurant (“Lucky’s”), comprised of four tavern locations in Nevada, for cash consideration of $10 million, as part of an expansion of our branded tavern portfolio. The acquired Lucky’s taverns have been included in our Nevada Taverns reportable segment from the date of acquisition.
Operations
As of December 31, 2023, we conducted our business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming.
The following table sets forth certain information regarding our operations by reportable segment as of December 31, 2023:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	759	39	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,103	29	1,906
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	57,457	654	13	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	598	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	706	10	259
Gold Town Casino	Pahrump, NV	10,000	187	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	173	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	337	9	69
Nevada Taverns
69 branded tavern locations	Nevada	—	1,093	—	—
Distributed Gaming
Nevada distributed gaming (1)	Nevada	—	6,667	—	—
Totals		360,073	12,277	100	6,003
(1) Subsequent to our fiscal year end, we sold our distributed gaming operations in Nevada on January 10, 2024.
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

The STRAT: The STRAT is our premier casino resort property, located on Las Vegas Boulevard on the north end of the Las Vegas Strip. The STRAT is comprised of a casino, a hotel and a tower, which includes indoor and outdoor observation decks, thrill rides and the SkyJump attraction. The STRAT offers hotel rooms, gaming, race and sports book facilities in an 80,000 square foot casino, ten restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.
Laughlin casinos: We own and operate two casino resorts in Laughlin, Nevada, the Aquarius and the Edgewater, which are located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming, and race and sports book facilities at each property, the Aquarius has eight restaurants and the Edgewater offers five restaurants. The Edgewater also offers a new bingo facility and dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center.
The operations of Colorado Belle Casino Resort (“Colorado Belle”) have remained suspended since March 2020. As of June 30, 2023, we voluntarily surrendered our gaming license for the property.
Nevada Locals Casinos
Our Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius of our properties. Our locals casino properties typically experience a higher frequency of customer visits compared to our casino resort properties, with many of our customers visiting our Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.
Arizona Charlie’s casinos: Our Arizona Charlie’s Boulder and Arizona Charlie’s Decatur casino properties primarily serve local Las Vegas gaming patrons and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming, race and sports book facilities, and bingo facilities, Arizona Charlie’s Boulder offers three restaurants and an RV park with 221 RV hook-up sites and Arizona Charlie’s Decatur offers four restaurants.
Pahrump casinos: We own and operate three casino properties in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition to gaming and race and sports book facilities at each of our Pahrump casino properties, the Pahrump Nugget offers hotel rooms, four restaurants, bingo, a bowling center, and a 5,200 square foot banquet and event center. Our Lakeside Casino & RV Park also offers a bingo facility, a restaurant and 159 RV hook-up sites.
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations, where we historically controlled the food and beverage operations as well as the slot machines located within the tavern. In connection with the sale of our distributed gaming operations in Nevada to an affiliate of J&J Gaming on January 10, 2024, the operation of the slot machines located within our taverns is now supported by an affiliate of J&J Gaming on financial terms substantially consistent with our past practices. Our branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, PT’s Place, PT’s Wings & Sports, Sean Patrick’s, Sierra Gold, SG Bar, Sierra Junction, and Lucky’s. As of December 31, 2023, we owned and operated 69 branded taverns, which offered a total of nearly 1,100 onsite slot machines. We continue to look for opportunities to pursue additional tavern openings and acquisitions.
Distributed Gaming
Our Distributed Gaming segment was comprised of the operation of slot machines in third-party non-casino locations in Montana and Nevada. On September 13, 2023, we sold our distributed gaming operations in Montana and on January 10, 2024, we sold our distributed gaming operations in Nevada. Refer to the discussion in “Note 3 — Divestitures and Assets Held for Sale” and “Note 16 — Subsequent Events” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information.
Sales and Marketing
We market our Nevada Casino Resorts through both local and regional advertising, with a focus on offering a more complete resort destination experience that may include rooms, entertainment, dining and attractions. We advertise through various media channels, including television, radio, outdoor, digital, social media, airport and public relations.

Marketing for our Nevada Locals Casinos targets the local communities in which these properties operate with an emphasis on the gaming experience, casino promotions and dining. The advertising is geared towards a local audience and typically includes radio, outdoor, digital and social media with television used occasionally for promotional messaging and brand campaigns when appropriate.
The customer base of our Nevada Taverns is primarily comprised of local patrons who frequent our branded taverns and play our slot machines. The majority of our marketing efforts are focused on maximizing profitability from a high-frequency, convenience-driven customer base utilizing direct marketing, targeted advertising, public relations and social media.
Our sales and marketing efforts include our consolidated loyalty program, True Rewards®, designed to encourage repeat business at our casino properties and branded taverns, as discussed below.
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
We regularly train our team members on ways to detect and prevent minors from gambling and consuming alcohol or loitering in designated gaming areas. This training is required to be taken by all team members upon hire.
True Rewards Loyalty Program
Our marketing efforts seek to capitalize on repeat visitation through the use of our True Rewards loyalty program. We offer our True Rewards loyalty program at all of our casino properties, as well as at all of our branded tavern locations. Members of our True Rewards loyalty program earn points based on gaming activity and food and beverage purchases at our casino properties and branded taverns. Loyalty points are redeemable for slot play, promotional table game chips, cash back, food and beverages and grocery gift cards. All points earned in the loyalty program roll up into a single account balance which are redeemable at all of our locations.
Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. As of December 31, 2023, we had over 600,000 active players in our marketing database, providing us with an avenue to drive customer engagement and cross-marketing opportunities across our properties.
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
Competition
The casino, hotel and hospitality industry is highly competitive. Our casino business competes with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.
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
With respect to our branded taverns, we face competition from other operators of casinos, hotels, taverns and other entertainment venues.
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
Seasonality
We believe that our businesses are affected by seasonal factors, including holidays, weather and travel conditions. Our casino properties and branded taverns in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Our branded taverns typically experience higher revenues during the fall which corresponds with several professional sports seasons. While other factors like unemployment levels and market competition may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.
Social Responsibility and Environmental Stewardship
We believe that our organization’s environmental and social goals as well as our team members’ involvement have a positive impact on the communities we serve. We are proud to be involved in various charitable events, including an annual fundraiser for amyotrophic lateral sclerosis (“ALS”), the Keep Memory Alive foundation for brain disorders, Scale The STRAT for the American Lung Association, and others. We have been contributing to the AAA Scholarship fund since 2018 and donate $0.2 million each year. We support food security programs, including but not limited to, Feed a Family, Meals for Christmas and Thanksgiving, and Meals for the Nevada Housing Authority, and our team members volunteer in food banks. In addition, we participate in “adopt the school” programs in each community we operate in and support local schools through both charitable donations and supply drives.
We engage in responsible gaming practices and are committed to promoting such practices and providing responsible gaming information to our customers. We are a member of the Nevada Council on Problem Gaming and have contributed nearly $0.4 million to the organization since 2015.
We are also committed to energy efficiency, and continue an ongoing effort of replacing older light bulbs and fixtures with more efficient devices at all our casino properties and branded tavern locations.
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
Human Capital
We are committed to recruiting, developing and retaining a superior workforce. We have a long history and deep cultural commitment to service and authenticity. As of December 31, 2023, we employed over 5,800 team members, which is a 9% decrease from December 31, 2022, when we had over 6,400 employees. Current year decrease in workforce is primarily attributable to the divestitures of operations completed in 2023 as discussed above.
Mission and Values
In 2023, we continued to emphasize our organizational mission and values, as well as our “I CARE” guest service initiative. Our mission is to create authentic entertainment experiences where premium service is delivered at an exceptional value.
Our core mission is:
•To provide exceptional service to our guests
•To be accountable to each other
•To have integrity in all interactions
•To be urgent with purpose in our efforts
Our human capital initiatives reflect our commitment to aligning our workforce with our mission and values.
Recruitment
In 2023, we offered employment to 5,488 candidates from a total pool of 47,636 applications, or 12% of total applications, and 3,155 of the offers converted to new hires. Compared to 2022, we received 6,818 more applications in 2023, a 17% increase from the previous year. In 2023, the average hire time was 43 days, which was an increase from 14 days in 2022. We recruit applicants by utilizing various recruitment platforms and sources in an effort to secure a diverse pool of applicants and ensure sustainability of our talent pipeline. We offer referral and retention incentives to remain competitive in a limited labor market. We also made wage adjustments throughout Golden to remain competitive with market conditions and to improve retention in line level positions.
In 2023, we continued our relationships with various local non-profit organizations to connect job seekers with employment opportunities within Golden and hosted hiring events throughout the year. We offer internship programs for students within our

Finance and Accounting, Hospitality, Marketing, and Information Technology departments. We enhanced our training initiatives so that those with a skills gap or no prior experience could receive training enabling them to perform their job duties effectively. Further, we provided behavioral interviewing training to support investment in our top talent. Our number one applicant and new hire source is Indeed, followed by our company site, and team member referrals.
Team Member Benefits and Well-Being
We engage with a nationally recognized compensation and benefits consulting firm to independently evaluate the effectiveness and competitiveness of our benefits program within the industry. As an organization with a diverse workforce across our casino properties and branded taverns, we offer our team members several options for annual benefits enrollment, including enrollment by telephone, online or through an app, and we support multi-lingual options. Our comprehensive benefits program provides our team members with the flexibility to choose their preferred medical, dental and vision plans. In addition, we offer telemedicine, flexible spending and health savings accounts, life insurance and a retirement plan that provides an annual discretionary match. We also offer a variety of optional benefits to promote the health and security of our employees and their families, including disability insurance and expanded life insurance coverage, critical illness and accident insurance, legal, identity theft, auto and home insurance, and pet insurance. We view mental health services as a fundamental part of our benefits program and offer a comprehensive suite of related benefits, including online mental health counseling through our team member assistance program. Additionally, we offer extended benefits to employees with disabilities and chronic health conditions, including no cost Medicare and Medicaid assistance programs and prescription savings solutions for team members with chronic health conditions.

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
In 2023, we enhanced our learning management system, internally branded as “GEMS,” by adding 35 learning opportunities. All safety and compliance training, except certain required hands-on certifications, are part of the online curriculum. Certifications have been assigned to manage reoccurring safety and regulatory compliance requirements. The training catalog includes multiple courses for leadership and management processes, as well as options to improve technical skills. Additionally, we have expanded department level training and development initiatives with leadership facilitated instructor training. We have also invested in resources to make online training more accessible to our team members, which resulted in over 76,000 training courses completed in 2023.
In 2022, we launched our Golden Women’s Group (“GWG”), a women’s leadership development program dedicated to the workplace advancement of women. The mission of the GWG is to promote a support network among its members and to provide mentoring and professional education for established and emerging women leaders within our organization. We have successfully completed the second year of the program with over 30 GWG graduates.
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
Diversity and Gender Equity
As of December 31, 2023, our organizational makeup was 50.5% female and 49.5% male with approximately 45% of management roles held by women. Average rate of pay for female salaried employees falls within 10% of the overall average pay for male employees in the same category.
As of December 31, 2023, the ethnic distribution of the overall workforce was 50% Caucasian, 18% Hispanic, 11% two or more races, 10% Asian, 9% Black, followed by 2% other races (including American Indian, Alaskan Native, Native Hawaiian, and Pacific Islander). The breakdown for salaried team members was 64% Caucasian and 36% non-Caucasian (all other races) with 30% of management roles held by non-Caucasian team members.
Among the overall workforce, as of December 31, 2023, 32% were under the age of 40 and 68% were over the age of 40, 12%

of which were 65 and older. Individuals over the age of 40 represented 73% of the salaried workforce.
Employees and Collective Bargaining Agreements
As of December 31, 2023, over 1,400 of our employees were covered by various collective bargaining agreements. Other unions may seek to organize the workers of our casino properties from time to time. We believe we have good relationships with our employees, including those represented by unions.
At The STRAT, our employees are covered by three collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2026. Our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (Valet and Warehouse) expires on March 31, 2024. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on September 30, 2028.
At the Aquarius, our employees are covered by three collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO, expires on March 31, 2026. Our collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America expires on February 28, 2025. Our collective bargaining agreement with the United Steelworkers of America, expires on March 31, 2026.
At the Edgewater, our collective bargaining agreement with the United Brotherhood of Carpenters and Joiner of America, Local 1780 expires on July 31, 2028.
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
We webcast our earnings calls and post the materials used in meetings with members of the investment community on the Investors section of our website. Additionally, we provide notifications of news or announcements regarding our financial performance, including investor events and press and earnings releases on the Investors section of our website. We also use the Investors section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is neither incorporated by reference into nor made a part of this Annual Report.
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
The casino, hotel and hospitality industry is highly competitive. Our casino properties compete with numerous casinos and casino-hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.
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
With respect to our branded taverns, we face competition from other operators of casinos, hotels, taverns and other entertainment venues.
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
Renovations and other capital improvements of casino properties in particular require significant capital expenditures. For example, between May 2018 and December 31, 2023, we invested over $171 million in strategic renovations of The STRAT. Any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain our casino and branded tavern properties from time to time may put us at a competitive disadvantage to casinos or taverns offering more modern and better maintained facilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our insurance coverage may not be adequate to cover all possible losses that our business could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

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
Similarly, although we have cybersecurity insurance policies, our coverage may not be sufficient to fully cover the costs related to cyber or other security threats or disruptions. Moreover, as cybersecurity incidents increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.
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
We may be subject to risks arising from climate-related matters.
Most of our operations are located in areas classified as extreme weather locations, which puts our business at potential risk from natural disasters such as floods, flash floods, droughts, and high winds, which may result in sudden interruption of business operations, flight cancellations, and a reduction in customers visitation. Climate change effects have also increased the level of severity and the frequency of such extreme weather events. While we cannot predict such naturally occurring events, we maintain insurance coverage pertaining to the most common weather disruptions. We fully understand that such insurance coverage may not prevent or be sufficient to fully indemnify us against incurred costs directly or indirectly related to our properties being damaged or destroyed as a result of such climate events.
There can be no assurance that potential climate change effects and other extreme weather conditions that may arise will not have a material adverse effect on our business, financial condition, results of operations and prospects.
Increasing prices or shortages of energy and water may increase our cost of operations.
Our properties use significant amounts of water, electricity, natural gas and other forms of energy. Our Nevada properties are located in a desert where water is scarce, and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we cannot guarantee you that we will not in the future. Other states have suffered from electricity shortages. For example, California and Texas have experienced rolling blackouts due to excessive air conditioner use because of unexpectedly high temperatures in the past. We expect that potable water in Nevada will become an increasingly scarce commodity at an increasing price due to the long duration of severe drought experienced in Las Vegas and other potential causes of water shortage.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
As of December 31, 2023, we had over 1,400 employees at our casino properties covered by collective bargaining agreements, representing 25% of our total workforce. We cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. The inability to negotiate and enter into new collective bargaining agreements on favorable terms could result in an increase in our operating expenses. We cannot predict how stable our relationship with a given union is and whether we will be able to meet the union’s requirements without impacting our financial condition. Unions may also limit our flexibility in dealing with our workforce. Any renegotiation of collective bargaining and other labor agreements could significantly increase our costs for wages, healthcare, pension plans and other benefits, and could have a material adverse effect on the business of our casino properties and our financial condition, results of operations, and prospects.
We may experience attempts by labor organizations to organize certain of our non-union employees. Any work stoppage at one or more of our casino properties could cause significant disruption of our operations or require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. As a result, a strike or other work stoppage at one of our casino properties could have a material adverse effect on the business of our casino properties and our financial condition, results of operations, and prospects.
Any unexpected shutdown of one of our casino properties could have an adverse effect on the business of our casino properties and our results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, which may lead to a temporary or permanent shutdown of any of our casino properties.
Our reputation and business could be materially harmed as a result of data breaches, data theft, unauthorized access or cybersecurity incident.
We collect and store confidential, personal information relating to our employees, guests, and others for various business purposes, including marketing, promotional and financial purposes, as well as credit card information for processing payments. We may share confidential or personal information with vendors or other third parties. Our collection and use of personal data are governed by state and federal privacy laws and regulations. Compliance with applicable privacy laws and regulations that are subject to frequent changes may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests.
Our success depends, in part, on the secure and uninterrupted performance of our information technology and other systems and infrastructure, including systems to maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions and mailing lists. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break-ins, cybersecurity incidents, network penetration, denial of service attacks and similar events.
An increasing number of companies like us have experienced breaches of their security, including criminal cybersecurity incidents, some of which have involved sophisticated and highly targeted attacks on their computer networks or those of vendors and other third-party service providers. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, an event by a third-party in the form of a cybersecurity incident, an intrusion, hacking, break-in or theft, data privacy or security breach, employee error or malfeasance or another breach type or similar events, and our disaster plan may not account for all possible cybersecurity threat scenarios and assure the protection of information.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. For example, in January 2021, we were affected by a ransomware cyber-attack that temporarily disrupted our access to certain information located on our network. Although we incurred some expenses with respect thereto, our financial information and business operations were not materially affected. We implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future cybersecurity incidents.
Nonetheless, if unauthorized parties gain access to our information technology and other systems, they may be able to access or misappropriate patron data, credit card information, vendor records, intellectual property, or confidential or other sensitive information (such as personally identifiable information of our customers, business partners and employees), disrupt our operations, corrupt data or computers, cause a competitive disadvantage or otherwise damage our reputation and business. In the event of a breach of our information technology or other systems or other cybersecurity incident, we may incur expenses to retrieve data, could be held liable to our customers or other parties, or could be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, liability, fines and civil or criminal penalties, and negative publicity, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, if we are unable to comply with applicable privacy laws and regulations (including noncompliance by third parties or vendors engaged by us) or with the security standards established by banks and the payment card industry, we may be subject to liability (including fines), expulsion from card acceptance programs, and restrictions on our use or transfer of data, any of which could materially adversely affect our operations or result in damage to our reputation and business.
Our third-party service providers may experience cybersecurity risks, similar to mentioned above. We do not have direct control over the information systems or operations security of third parties. Unauthorized access to the information technology and other systems of vendors and other third-party service providers may have a materially adverse effect on our operations.
Our reputation and business could be negatively impacted as a result of environmental, social and governance matters.
Regulators, investors and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. For example, new laws and regulations relating to ESG matters, including human capital, diversity, sustainability, climate change and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response may require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. In addition, we have undertaken or announced a number of ESG initiatives and goals, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Consumer, government and other stakeholders’ perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brands. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain sustainability goals or initiatives may depend in part on third-party collaboration, the availability of suppliers that can satisfy new requirements, mitigation innovations and/or the availability of economically feasible solutions at scale.
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
We currently operate casino properties solely in Nevada and operate our branded taverns mostly in the greater Las Vegas, Nevada metropolitan area. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:
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
Our Nevada Locals Casinos and branded taverns largely depend on the locals market for customers. Competition for local customers in Las Vegas in particular is intense. Local competitive risks and our failure to attract a sufficient number of guests, gaming customers and other visitors in these locations could adversely affect our business. In addition, the number of visitors to our Nevada casino properties may be adversely affected by increased transportation costs, the number and frequency of flights into or out of Las Vegas, and capacity constraints of the interstate highways that connect our casino properties with the metropolitan areas in which our customers reside.
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
We may experience seasonal fluctuations that could significantly impact our quarterly operating results. Our casino properties and branded taverns in Nevada have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Our branded taverns typically experience higher revenues during the fall which corresponds with several professional sports seasons. While other factors like unemployment levels and market competition may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.
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
As of December 31, 2023, our senior indebtedness, excluding unamortized debt issuance costs, was approximately $674 million, which was comprised of $398 million in principal amount of outstanding term loan borrowings under our senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) and approximately $276 million of 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”). Our level of debt could, among other things:
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
We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. Our Credit Facility includes a $240 million revolving credit facility (the “Revolving Credit Facility”), which was undrawn at December 31, 2023. In addition, our Credit Facility and the indenture governing the 2026 Unsecured Notes (the “Indenture”) permit us, subject to specific limitations, to incur additional indebtedness. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.
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
The borrowings under our Credit Facility are subject to variable rates of interest and expose us to interest rate risk. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. As interest rates increase, our debt service obligations on the variable rate indebtedness also increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Each quarter point change in interest rates would result in a $1.0 million change in annual interest expense on our indebtedness under our Credit Facility. For example, in 2023, we incurred an additional $3.2 million in interest expense under our Credit Facility as a result of the increase in the interest rates, despite the significant year-over-year reduction in the level of our outstanding debt for the year ended December 31, 2023. We are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Risks Related to Share Ownership and Shareholder Matters
Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.
As of December 31, 2023, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 25% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.
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
Our stock price may continue to be volatile.
The market price of our common stock has been, and is likely to continue to be, volatile. During 2023, the market price of our common stock has ranged from $30.55 to $43.60. The market price of our common stock may be significantly affected by many factors, including:
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.     CYBERSECURITY
Cybersecurity Risk Management and Strategy
Maintaining and improving our cybersecurity capabilities is a high priority for our business. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use industry standard frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. We use an overall risk management process by coordinating with other departments such as human resources, legal, finance, accounting, and business operations.
As part of our cybersecurity risk management program, we regularly perform a comprehensive risk assessment to help identify material cybersecurity risks, including vulnerability analysis, industry-specific risks, and required regulatory adherence. We also use external third-party service providers, where appropriate, to assess, test or otherwise assist us with aspects of our cybersecurity program. We manage material risk from cybersecurity threats by implementing a three-year strategic plan addressing the design, implementation, monitoring, and maintenance of preventative technologies and controls related to cybersecurity. This plan is reviewed and tailored annually for any relevant changes in business operations or new initiatives. In addition, our cybersecurity risk management program includes (1) a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, our response to cybersecurity incidents, and the performance of our managed security service provider; (2) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and (3) a third-party risk management process for service providers, suppliers and vendors. State privacy laws are continually evaluated and applied as required. In addition, the Nevada Gaming Control Board issues information technology internal control standards, which we use to evaluate our internal and external audit procedures on an annual basis.
We also maintain cybersecurity awareness and training programs through our learning management platform as well as through our internal policies and certifications, which are subject to review and oversight by our management and our Board of Directors. All newly hired team members are required to take training courses with particular focus on the acceptable use of technology and related cybersecurity risks. E-mail phishing training and testing is performed routinely throughout the year.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of our Board of Directors oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee receives semi-annual reports from our General Counsel and Chief Technology Officer on our cybersecurity risks and the implementation of our cybersecurity risk management program. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to our Board of Directors regarding its activities, including those related to cybersecurity. Our Board of Directors also receives briefings from management on our cyber risk management program, including presentations on cybersecurity topics from our Chief Technology Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team has formed a dedicated group, including our General Counsel, Chief Technology Officer, and key information technology team members from our information technology security, compliance, vendor management office and our project management office, that is responsible for assessing and managing our material risks from cybersecurity threats. This group meets on a monthly basis to discuss the results of our cybersecurity and privacy matters and to evaluate new technologies from a security, operational, and regulatory perspective prior to their implementation. Their findings are summarized in a comprehensive report that is reviewed by our Audit Committee. Our Chief Technology Officer has over 30 years of experience in cybersecurity related to infrastructure (on-premise and cloud based), security (managed both internally and by third-party providers), and development (agile and waterfall methodologies). Our Chief Technology Officer is supported by a team of information security and compliance professionals and third-party partners.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2.    PROPERTIES
The location and characteristics of our properties are provided in Part I, Item 1: Business of this Annual Report.

The following table provides further information on our properties and identifies the properties subject to leases of the underlying real estate assets as of December 31, 2023:

Name and Location	Approximate Acres	Notes
Nevada Casino Resorts
The STRAT (Las Vegas, NV)	34	Approximately 9 acres are undeveloped and reserved for future development and approximately 8 acres have been leased to a third party for development.
Aquarius (Laughlin, NV)	18	Approximately 2 acres are undeveloped and reserved for future development.
Edgewater (Laughlin, NV)	16	In addition, we lease approximately 20 acres of land for the Laughlin Event Center for our Laughlin casino properties. The lease is with an unrelated party and expires in 2027.
Colorado Belle	22	The operations of this casino resort remain suspended.

Nevada Locals Casinos
Arizona Charlie’s Boulder (Las Vegas, NV)	24
Arizona Charlie’s Decatur (Las Vegas, NV)	17	We lease office, storage and laundry space for our Arizona Charlie’s Decatur in an adjacent shopping center. The lease is with an unrelated party and expires in 2097.
Gold Town Casino (Pahrump, NV)	7	The casino property is located on four leased parcels of land. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor), and we sublease approximately two of the acres to an unrelated third party.
Lakeside Casino & RV Park (Pahrump, NV)	35
Pahrump Nugget (Pahrump, NV)	40	Approximately 20 acres are undeveloped and reserved for future development.

Nevada Taverns
69 branded tavern locations (Las Vegas, NV and Reno, NV)	—	All tavern locations are leased with lease terms ranging from 5 to 20 years, with various renewal options from 5 to 25 years.

Corporate and Other
Company headquarters (Las Vegas, NV)	—	The locations are leased with lease terms ranging from 5 to 10 years, with two 5-year renewal options.
Office and warehouse space (NV)	—	The location is leased with a lease term of 5 years, with one 5-year renewal option.
ITEM 3.    LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Market under the ticker symbol “GDEN.” As of February 19, 2024, there were 263 shareholders of record of our common stock.
Dividends
In July 2023, our Board of Directors declared a one-time cash dividend of $2.00 per share of the outstanding common stock, totaling $57.7 million in the aggregate. The one-time cash dividend was paid on August 25, 2023 to our shareholders of record as of August 11, 2023. In addition, subsequent to our fiscal year end, on February 27, 2024, our Board of Directors declared a recurring quarterly cash dividend of $0.25 per share of our outstanding common stock, the first of which is payable on April 4, 2024 to shareholders of record as of March 18, 2024.
The payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon such factors as our financial condition, results of operations, capital requirements, our general business condition, restrictions under our Credit Facility and Indenture and any other factors deemed relevant by our Board of Directors.
Share Repurchase Program and Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $100 million share repurchase program authorized by our Board of Directors on July 27, 2023. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. The repurchase program is also subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors (refer to “Note 8 — Shareholders’ Equity and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding our share repurchase program). During the three months ended December 31, 2023, we did not repurchase any shares through open market transactions, and as of December 31, 2023, we had $90.9 million of remaining share repurchase availability under our July 27, 2023 authorization.
Stock Performance Graph
The following performance graph compares the cumulative five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with Nasdaq Composite Index and the Dow Jones US Gambling index, during the five years ended December 31, 2023. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future performance.

	Cumulative Total Returns - Year Ending December 31,
	2018	2019	2020	2021	2022	2023
Golden Entertainment, Inc.	$100.00	$119.97	$124.15	$315.41	$233.46	$249.31
NASDAQ Composite	100.00	135.23	194.24	235.78	157.74	226.24
Dow Jones US Gambling	100.00	143.35	126.93	110.62	81.56	108.05
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
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. As of December 31, 2023, we conducted our business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming.
Our Nevada Casino Resorts segment is comprised of destination casino resort properties offering a variety of food and beverage outlets, entertainment venues and other amenities. Our Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius of our properties, and typically have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play. Our Nevada Taverns segment is comprised of the operations of our branded taverns located primarily in the greater Las Vegas, Nevada metropolitan area, targeting local patrons seeking more convenient entertainment establishments than traditional casino properties. As of December 31, 2023, our Distributed Gaming segment was comprised of the operation of slot machines and amusement devices in 640 third-party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores in Nevada, with a limited number of slot machines in each location.
Rocky Gap Sale
On July 25, 2023, we completed the sale of Rocky Gap to Century and VICI, an affiliate of VICI Properties Inc., for aggregate cash consideration of $260.0 million. Specifically, Century acquired the operations of Rocky Gap from us for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), and VICI acquired the real estate assets relating to Rocky Gap from us for $203.9 million in cash. Prior to its sale, the operations of Rocky Gap were presented in our Maryland Casino Resort reportable segment. Refer to the discussion in “Note 3 — Divestitures and Assets Held for Sale” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information.
Distributed Gaming Operations Sale
On March 3, 2023, we entered into definitive agreements to sell our distributed gaming operations in Nevada and Montana to an affiliate of J&J Gaming for aggregate consideration of $322.5 million. On September 13, 2023, we completed the sale of our distributed gaming operations in Montana for cash consideration of $109.0 million plus working capital and other adjustments and purchased cash at closing. On January 10, 2024, we completed the sale of our distributed gaming operations in Nevada for cash consideration of $213.5 million plus working capital and other adjustments and purchased cash at closing. Prior to the sale, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in our Distributed Gaming reportable segment. Refer to the discussion in “Note 3 — Divestitures and Assets Held for Sale” and “Note 16 — Subsequent Events” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information.

Acquisition of Taverns
On November 21, 2023, we acquired the operations of Lucky’s, comprised of four tavern locations in Nevada, for cash consideration of $10 million, as part of an expansion of our branded tavern portfolio. The acquired Lucky’s taverns have been included in our Nevada Taverns reportable segment from the date of acquisition.
Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report for the year ended December 31, 2023.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues
Gaming	$674,301	$760,906	$766,307
Food and beverage	182,408	175,363	167,815
Rooms	124,649	122,324	109,802
Other	71,791	63,126	52,619
Total revenues	1,053,149	1,121,719	1,096,543
Expenses
Gaming	379,929	428,984	416,197
Food and beverage	135,373	131,863	118,541
Rooms	62,297	56,414	48,632
Other operating	22,415	19,889	16,968
Selling, general and administrative	255,565	235,404	221,967
Depreciation and amortization	88,933	100,123	106,692
(Gain) loss on disposal of assets	(228)	934	1,260
Gain on sale of businesses	(303,179)	—	—
Preopening expenses	760	161	246
Impairment of assets	12,072	—	—
Total expenses	653,937	973,772	930,503
Operating income	399,212	147,947	166,040
Non-operating expense
Other non-operating income	—	—	60,000
Interest expense, net	(65,515)	(63,490)	(62,853)
Loss on debt extinguishment and modification	(1,734)	(1,590)	(975)
Total non-operating expense, net	(67,249)	(65,080)	(3,828)
Income before income tax provision	331,963	82,867	162,212
Income tax provision	(76,207)	(521)	(436)
Net income	$255,756	$82,346	$161,776
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues
The $68.6 million, or 6%, decrease in revenues for the year ended December 31, 2023 compared to the prior year resulted from an $86.6 million decrease in gaming revenues, offset by increases of $7.0 million, $2.3 million, and $8.7 million in food and beverage, rooms, and other revenues, respectively. The decrease in revenues was primarily attributable to the exclusion of more than a full quarter of results for Rocky Gap and our distributed gaming operations in Montana that were sold on July 25, 2023 and September 13, 2023, respectively. The decrease in gaming revenues for the year ended December 31, 2023 compared to the prior year was also driven by an increase in complimentary products and services provided to our customers to incentivize future gaming activity. The increase in food and beverage revenues for the year ended December 31, 2023 compared to the prior year was primarily related to the addition of new food and beverage outlets, revised menus and increased revenue per cover combined with the higher cover count. The increase in rooms revenues primarily related to an increase in occupancy of our hotel rooms with higher average daily rates during 2023. The increase in other revenues during 2023 was primarily driven by an increase in the number of events hosted at our Laughlin Event Center and recoveries under certain agreements.
Operating Expenses
The $37.1 million, or 6%, decrease in operating expenses for the year ended December 31, 2023 compared to the prior year resulted from a $49.1 million decrease in gaming expenses, offset by increases of $3.5 million, $5.9 million, and $2.6 million in food and beverage, rooms, and other operating expenses, respectively. The decrease in operating expenses was primarily attributable to the exclusion of more than a full quarter of results for Rocky Gap and our distributed gaming operations in Montana that were sold on July 25, 2023 and September 13, 2023, respectively. The decrease in gaming expenses was also attributable to operational changes introduced in response to the decrease in the overall visitation to our properties in 2023 and decline in demand for gaming and a reevaluation of gaming related marketing programs. The increase in food and beverage and rooms expenses was primarily attributable to higher labor costs and cost of goods incurred during the current year period. The increase in other operating expenses during 2023 was primarily attributable to an increase in the number of events hosted at our Laughlin Event Center compared to the prior year.
Selling, General and Administrative Expenses
The $20.2 million, or 9%, increase in selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2023 compared to the prior year was primarily attributable to $9.5 million in transaction costs related to the sales of Rocky Gap and our distributed gaming operations in Montana and Nevada during 2023 as well as fees relating to the 2023 modification of the Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information). We also experienced increases in payroll and related expenses as well as an increase in costs related to marketing and advertising, utilities, and maintenance contracts in 2023. SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $11.2 million, or 11%, for the year ended December 31, 2023 compared to the prior year was primarily related to ceasing of depreciation and amortization of assets classified as held for sale discussed in “Note 3 — Divestitures and Assets Held for Sale” in Part II, Item 8: Financial Statements and Supplemental Data. In addition, a majority of the long-lived assets acquired in connection with the American Casino Entertainment Properties, LLC acquisition became fully depreciated and amortized during 2023. The decrease in depreciation and amortization expenses in 2023 was offset by the acceleration of depreciation on certain of our casino resort properties and depreciation on new assets placed in service.
Gain or Loss on Disposal of Assets
Gain on disposal of assets in the amount of $0.2 million for the year ended December 31, 2023 was primarily driven by sales of used gaming equipment in our Distributed Gaming segment. Loss on disposal of assets in the amount of $0.9 million for the year ended December 31, 2022 was primarily related to sales of used gaming equipment by our Nevada Taverns segment and disposals of property and equipment by our casino properties located in Nevada.
Gain on Sale of Businesses
The $303.2 million gain on sale of businesses for the year ended December 31, 2023 was driven by the sales of Rocky Gap and our distributed gaming operations in Montana completed in 2023.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within our casino locations. Preopening expenses for the years ended December 31, 2023 and 2022 primarily related to new branded tavern openings within our Nevada Taverns segment and the opening of new venues within our Nevada Casino Resorts segment.
Impairment of Assets
As discussed elsewhere in this Annual Report, during the year ended December 31, 2023, we voluntarily surrendered our gaming license for Colorado Belle and decided to continue to keep the operations of the property suspended. The results of our review of the carrying amounts of our long-lived assets for impairment indicated a partial impairment of the long-lived assets of the property in the amount of $12.1 million.
Non-Operating Expense, Net
Non-operating expense, net increased by $2.2 million, or 3%, for the year ended December 31, 2023 compared to the prior year primarily due to a $2.0 million, or 3%, increase in interest expense as a result of higher interest rates experienced in 2023.
Income Taxes
The effective income tax rate for the year ended December 31, 2023 was 22.96%, which differed from the federal income tax rate of 21% primarily due to state taxes. The effective income tax rate for the year ended December 31, 2022 was 0.63%, which differed from the federal tax rate of 21% due to the partial release of the valuation allowance related to deferred tax assets, excess tax deductions related to the exercise of stock options, and the limitation of tax deductions on executive compensation under Section 162(m) of the Internal Revenue Code. We recognize penalties and interest related to uncertain tax benefits in the provision for income taxes.
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
We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of assets, severance expenses, preopening and related expenses, preopening and related expenses, gain or loss on disposal of assets and businesses, share-based compensation expenses, non-cash lease expense, and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues
Nevada Casino Resorts	$413,058	$406,950	$389,712
Nevada Locals Casinos	157,435	157,514	159,855
Maryland Casino Resort (1)	43,456	78,010	78,155
Nevada Taverns	109,215	109,965	110,170
Distributed Gaming (2)	320,680	365,472	357,414
Corporate and other	9,305	3,808	1,237
Total Revenues	$1,053,149	$1,121,719	$1,096,543

Adjusted EBITDA
Nevada Casino Resorts	$120,256	$135,104	$149,077
Nevada Locals Casinos	73,846	75,848	80,005
Maryland Casino Resort (1)	12,652	25,383	26,697
Nevada Taverns	32,682	37,610	39,762
Distributed Gaming (2)	34,545	44,021	47,514
Corporate and other	(51,459)	(50,886)	(51,337)
Total Adjusted EBITDA	$222,522	$267,080	$291,718

Net income	$255,756	$82,346	$161,776
Adjustments
Other non-operating income	—	—	(60,000)
Depreciation and amortization	88,933	100,123	106,692
Non-cash lease expense	(15)	165	762
Share-based compensation	13,476	13,433	14,401
(Gain) loss on disposal of assets	(228)	934	1,260
Gain on sale of businesses	(303,179)	—	—
Loss on debt extinguishment and modification	1,734	1,590	975
Preopening and related expenses (3)	760	161	246
Severance expenses	149	378	228
Impairment of assets	12,072	—	—
Other, net	11,342	3,939	2,089
Interest expense, net	65,515	63,490	62,853
Change in fair value of derivative	—	—	—
Income tax provision	76,207	521	436
Adjusted EBITDA	$222,522	$267,080	$291,718
(1)Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.
(2)Comprised of distributed gaming operations in Nevada and Montana. On September 13, 2023, we completed the sale of our distributed gaming operations in Montana. The sale of our distributed gaming operations in Nevada was completed after our fiscal year end on January 10, 2024. Refer to “Note 3 — Divestitures and Assets Held for Sale” and “Note 16 —Subsequent Events” in Part II, Item 8: Financial Statements Supplemental Data of this Annual Report for additional information.
(3)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within our casino locations.

Nevada Casino Resorts
Revenues increased by $6.1 million, or 2%, and Adjusted EBITDA decreased by $14.8 million, or 11%, for the year ended December 31, 2023 compared to the prior year. The increase in revenue was driven by increases of $9.3 million, $5.6 million and $5.8 million in food and beverage, rooms, and other revenues, respectively, offset by a decrease of $14.6 million in gaming revenues. The increase in food and beverage revenues compared to the prior year was primarily driven by the addition of new food and beverage outlets, revised menus and increased revenue per cover combined with a higher cover count. The increase in rooms revenues was primarily attributable to an increase in occupancy of our hotel rooms. The increase in other revenues compared to the prior year was primarily driven by an increase in the number of events hosted at our Laughlin Event Center and recoveries under certain agreements. The decrease in gaming revenues over the prior year was primarily driven by a reevaluation of gaming related marketing programs and an increase in complimentary products and services provided to our customers to incentivize future gaming activity. The decrease in Adjusted EBITDA compared to the prior year was primarily attributable to higher labor costs and cost of goods in 2023.
Nevada Locals Casinos
Revenues and Adjusted EBITDA decreased by $0.1 million, or less than 1%, and $2.0 million, or 3%, respectively, for the year ended December 31, 2023 compared to the prior year. The decrease in revenues was driven by a $1.6 million decrease in gaming revenue, offset by a $1.1 million increase in food and beverage revenues, $0.2 million increase in rooms and $0.2 million other revenues during 2023. The decrease in gaming revenue was primarily attributable to an increase in complimentary products and services provided to our customers to incentivize future gaming activity and a softer demand for gaming primarily at our Pahrump properties. The increase in rooms revenue was primarily attributable to a higher hotel occupancy at higher average daily rates, which resulted in an increase in food and beverage revenues during 2023. The decrease in Adjusted EBITDA compared to the prior year was primarily attributable to higher labor costs and cost of goods.
Maryland Casino Resort
This reportable segment was comprised of the operations of Rocky Gap sold on July 25, 2023. Refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 3 — Divestitures and Assets Held for Sale” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information. Accordingly, the year-over-year decrease in revenues and Adjusted EBITDA reflects a full year of operations in 2022 as compared to a partial period in 2023 through the date of sale.
Nevada Taverns
Revenues and Adjusted EBITDA decreased by $0.8 million, or 1%, and $4.9 million, or 13%, respectively, for the year ended December 31, 2023 compared to the prior year. The decrease in revenues was primarily attributable to the decrease in gaming revenue due to a decrease in visitation to our tavern locations during 2023. The decrease in Adjusted EBITDA was primarily attributable to higher labor costs and cost of goods compared to the prior year.
Distributed Gaming
Revenues decreased by $44.8 million, or 12%, and Adjusted EBITDA decreased by $9.5 million, or 22%, for the year ended December 31, 2023 compared to the prior year. Decreases in revenues and Adjusted EBITDA were primarily attributable to the impact of the sale of our Montana distributed gaming operations on September 13, 2023 (refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 3 — Divestitures and Assets Held for Sale” in Part II, Item 8: Financial Statements and Supplemental Data, for further information), as well as the decrease in demand for gaming during 2023. Further, Adjusted EBITDA for the year ended December 31, 2023 was impacted by an increase in labor costs and an increase in costs of providing gaming related services to third parties under our space lease and participation agreements.
Adjusted EBITDA Margin
For the year ended December 31, 2023, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 29%, 47%, 30%, and 11% for Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming, respectively, as compared to Adjusted EBITDA margins of 33%, 48%, 34%, and 12%, respectively, for the year ended December 31, 2022.
The lower Adjusted EBITDA margins for the year ended December 31, 2023 compared to the prior year were primarily attributable to increases in labor costs and cost of goods. In addition, lower Adjusted EBITDA margins in our Distributed Gaming segment reflected the fixed and variable amounts paid to third parties under our space lease and participation agreements as expenses.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity and Capital Resources
As of December 31, 2023, we had $197.6 million in cash and cash equivalents, which included $40.1 million of cash and cash equivalents related to assets held for sale. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months. As of December 31, 2023, we had borrowing availability of $240 million under our Revolving Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding our Revolving Credit Facility). As discussed above, on July 25, 2023, we sold Rocky Gap for aggregate cash consideration of $260.0 million, and on September 13, 2023, we sold our distributed gaming operations in Montana for aggregate cash consideration of $109.0 million plus working capital and other adjustments and purchased cash at closing. Subsequent to our fiscal year end, on January 10, 2024, we sold our distributed gaming operations in Nevada for aggregate cash consideration of $213.5 million plus working capital and other adjustments and purchased cash at closing. In addition, subsequent to our fiscal year end, on February 27, 2024, our Board of Directors declared a recurring quarterly cash dividend of $0.25 per share of our outstanding common stock, the first of which is payable on April 4, 2024 to shareholders of record as of March 18, 2024.
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
Cash Flows
Net cash provided by operating activities was $119.2 million, $150.2 million and $295.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The $31.0 million, or 21%, decrease in operating cash flows in 2023 compared to 2022 primarily related to a decrease in operating income and the timing of working capital spending.
Net cash provided by investing activities was $266.9 million for the year ended December 31, 2023 primarily due to the cash receipts of $362.4 million from the sales of Rocky Gap in July 2023 and distributed gaming operations in Montana in September 2023, offset by $85.9 million spent on capital expenditures, primarily at The STRAT. We also acquired four Lucky’s taverns for $10.0 million during 2023. Net cash used in investing activities was $51.3 million and $28.9 million for the years ended December 31, 2022 and 2021, respectively.
Net cash used in financing activities was $330.6 million, $177.4 million and $149.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The $153.1 million, or 86%, increase in net cash used in financing activities in 2023 compared to 2022 primarily related to the $177.0 million reduction in the amount of outstanding term loan borrowings under our Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further discussion) as well as the repurchase of $59.0 million in principal amount of 2026 Unsecured Notes in open market transactions, the $57.7 million payment of a one-time cash dividend of $2.00 per share of the outstanding common stock, and the payment of $16.9 million in tax withholding on option exercises and the vesting of RSUs during 2023. During 2023, we also repurchased $9.1 million of our common stock pursuant to our share repurchase program and paid $8.0 million in debt issuance costs incurred in connection to the second amendment to our Credit Facility discussed in “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
(In thousands)
Term Loan B-1	$4,000	$4,000	$4,000	$4,000	$4,000	$378,000	$398,000
2026 Unsecured Notes	—	—	276,453	—	—	—	276,453
Notes payable	438	—	—	—	—	—	438
Interest on long-term debt (1)	53,531	53,276	42,407	31,539	31,211	43,145	255,109
Operating leases (2)	19,484	18,915	17,187	14,129	11,389	52,844	133,948
Finance lease obligations (3)	1,482	1,455	1,455	319	217	2,997	7,925
Purchase obligations (4)	1,038	1,054	1,071	1,088	1,106	3,234	8,591
	$79,973	$78,700	$342,573	$51,075	$47,923	$480,220	$1,080,464
(1)Represents estimated interest payments on our outstanding term loan borrowings under our Credit Facility based on interest rates as of December 31, 2023 until maturity, as well as interest on our 2026 Unsecured Notes and notes payable.
(2)Includes total operating lease interest obligations of $38.9 million.
(3)Includes total finance lease interest obligations of $2.6 million and an addition of a three-year $3.6 million finance lease agreement for certain equipment at The STRAT that commenced on January 1, 2024.
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
Valuation of Goodwill and Indefinite-Lived Intangible Assets
As of December 31, 2023, the value of our goodwill and indefinite-lived intangible assets was $84.3 million and $47.9 million, respectively. As of December 31, 2022, the value of our goodwill and indefinite-lived intangible assets was $158.4 million and $46.8 million, respectively. The decrease in goodwill during 2023 was primarily attributable to the goodwill related to the assets held for sale offset by an increase related to the acquisition of Lucky’s taverns in 2023. As discussed in “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, we concluded that there was no impairment of our goodwill and intangible assets as of December 31, 2023 and 2022.
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
The estimation of fair value for both goodwill and indefinite-lived intangible assets requires management to make critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows for each of our reporting units, the discount rate used to calculate the present value of such cash flows, our current valuation multiple and multiples of comparable publicly traded companies, and royalty rate to be applied to valuation of our trade names. Application of alternative estimates and assumptions could produce significantly different results, especially with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain, because they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. If our estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, including the discount rate and market multiple, we may have to record impairment charges in the future.
Valuation of Long-Lived Assets at Colorado Belle
The operations of Colorado Belle have remained suspended since March 2020. As discussed elsewhere in this Annual Report, during the year ended December 31, 2023, we voluntarily surrendered our gaming license for Colorado Belle. Since we review the carrying amounts of our long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, suspension of this casino resort property’s operations continues to qualify as an indicator of impairment related to our long-lived assets at Colorado Belle. As discussed in “Note 4 — Property and Equipment” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, the results of the assessment conducted for the year ended December 31, 2023 indicated a $12.1 million impairment of the long-lived assets of Colorado Belle.
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
The estimation of fair value requires management to make critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows from a market participant’s perspective, including with respect to Colorado Belle, the potential reopening date of the property, future growth rates, operating margins, discount rate and forecasted capital expenditures used to calculate the present value of such cash flows. Application of alternative estimates and assumptions could produce significantly different results, especially with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain, because they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. If our estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, we may have to record additional impairment charges in the future.
Recently Issued Accounting Pronouncements
Refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for information regarding recently issued accounting pronouncements.
Regulation and Taxes
Our business is subject to extensive regulation by state gaming authorities. Changes in applicable laws or regulations could have a material adverse effect on us.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2023, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report).
As of December 31, 2023, we had $398 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was approximately 7.92% for the year ended December 31, 2023. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $2.0 million over a twelve-month period.
As of December 31, 2023, our investment portfolio included $197.6 million in cash and cash equivalents, which included $40.1 million of cash and cash equivalents related to assets held for sale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
The operations of Colorado Belle have remained suspended since March 2020. As discussed in Note 4, the Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The suspension of this casino resort property’s operations continues to qualify as an indicator of impairment related to the long-lived assets at Colorado Belle. Based on the results of its assessment, the Company recorded a $12.1 million impairment of the long-lived assets of Colorado Belle.
Auditing the impairment assessment of the Colorado Belle long-lived assets was challenging due to the highly judgmental nature of certain assumptions used in the estimate of future cash flows including, among others, future growth rates, operating margins, economic and business conditions and discount rate. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s impairment assessment of its long-lived assets. For example, we tested controls over the completeness and accuracy of the data and assumptions used in management’s impairment assessment.
Our testing of the Company’s impairment assessment of the long-lived assets of Colorado Belle, included, among other procedures, obtaining an understanding as to management’s future operating plans for Colorado Belle, as well as the assumptions used in preparing their estimated future cash flows, taking into consideration historical results, changes to the business plans and other relevant factors. In addition, we assessed the prospective financial information utilized in the valuation from a market participant’s perspective, considering factors including the reopening date of the property, future growth rates, operating margin, discount rate and forecasted capital expenditures. We also evaluated other assumptions used in preparing estimated future cash flows including future market conditions, industry and economic trends, and consumer preferences for contrary evidence. We also tested key assumptions by evaluating the Company’s internal and external communications as well as third party industry and analyst reports to validate the assumptions used and identify any corroboratory or contrary evidence. We assessed the historical accuracy of management’s estimates and evaluated management’s sensitivity analyses of the subjective assumptions to evaluate the changes in the analysis that would result from changes in these assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Las Vegas, Nevada
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Golden Entertainment, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Golden Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2), and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2024

GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$157,550	$136,889
Accounts receivable, net of allowance for credit losses of $696 and $775 at December 31, 2023 and 2022, respectively	16,951	20,495
Prepaid expenses	22,042	25,900
Inventories	8,097	8,117
Other	531	13,610
Assets held for sale	204,271	39,562
Total current assets	409,442	244,573
Property and equipment, net	786,145	840,731
Operating lease right-of-use assets, net	79,396	147,893
Goodwill	84,325	158,396
Intangible assets, net	53,935	89,552
Deferred income tax assets	29,508	11,822
Other assets	9,532	15,703
Total assets	$1,452,283	$1,508,670
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$4,596	$555
Current portion of operating leases	13,745	42,200
Accounts payable	18,702	25,168
Income tax payable	42,055	—
Accrued payroll and related	21,406	21,227
Accrued liabilities	34,639	33,365
Liabilities related to assets held for sale	39,233	10,187
Total current liabilities	174,376	132,702
Long-term debt, net and non-current finance leases	658,521	900,464
Non-current operating leases	81,325	121,979
Deferred income tax liabilities	—	53
Other long-term obligations	328	552
Total liabilities	914,550	1,155,750
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,669 and 28,179 common shares issued and outstanding at December 31, 2023 and 2022, respectively	287	282
Additional paid-in capital	475,970	480,060
Retained earnings (accumulated deficit)	61,476	(127,422)
Total shareholders’ equity	537,733	352,920
Total liabilities and shareholders’ equity	$1,452,283	$1,508,670
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Gaming	$674,301	$760,906	$766,307
Food and beverage	182,408	175,363	167,815
Rooms	124,649	122,324	109,802
Other	71,791	63,126	52,619
Total revenues	1,053,149	1,121,719	1,096,543
Expenses
Gaming	379,929	428,984	416,197
Food and beverage	135,373	131,863	118,541
Rooms	62,297	56,414	48,632
Other operating	22,415	19,889	16,968
Selling, general and administrative	255,565	235,404	221,967
Depreciation and amortization	88,933	100,123	106,692
(Gain) loss on disposal of assets	(228)	934	1,260
Gain on sale of businesses	(303,179)	—	—
Preopening expenses	760	161	246
Impairment of assets	12,072	—	—
Total expenses	653,937	973,772	930,503
Operating income	399,212	147,947	166,040
Non-operating expense
Other non-operating income	—	—	60,000
Interest expense, net	(65,515)	(63,490)	(62,853)
Loss on debt extinguishment and modification	(1,734)	(1,590)	(975)
Total non-operating expense, net	(67,249)	(65,080)	(3,828)
Income before income tax provision	331,963	82,867	162,212
Income tax provision	(76,207)	(521)	(436)
Net income	$255,756	$82,346	$161,776

Weighted-average common shares outstanding
Basic	28,653	28,662	28,709
Diluted	30,781	31,514	32,123
Net income per share
Basic	$8.93	$2.87	$5.64
Diluted	$8.31	$2.61	$5.04
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock		Additional Paid-In	(Accumulated Deficit)	Total Shareholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance, January 1, 2021	28,159	$282	$470,719	$(309,739)	$161,262
Issuance of stock on options exercised and restricted stock units vested	898	9	98	—	107
Repurchases of common stock	(227)	(3)	—	(10,613)	(10,616)
Share-based compensation	—	—	13,844	—	13,844
Tax benefit from share-based compensation	—	—	(6,832)	—	(6,832)
Net income	—	—	—	161,776	161,776
Balance, December 31, 2021	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	462	4	31	—	35
Repurchases of common stock	(1,113)	(10)	—	(51,192)	(51,202)
Share-based compensation	—	—	12,880	—	12,880
Tax benefit from share-based compensation	—	—	(10,680)	—	(10,680)
Net income	—	—	—	82,346	82,346
Balance, December 31, 2022	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	742	8	—	—	8
Repurchases of common stock	(252)	(3)	—	(9,131)	(9,134)
Share-based compensation	—	—	12,812	—	12,812
Tax benefit from share-based compensation	—	—	(16,902)	—	(16,902)
Cash dividend paid	—	—	—	(57,727)	(57,727)
Net income	—	—	—	255,756	255,756
Balance, December 31, 2023	28,669	$287	$475,970	$61,476	$537,733
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$255,756	$82,346	$161,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,933	100,123	106,692
Non-cash lease expense	(15)	165	762
Share-based compensation	12,812	12,880	13,844
Amortization of debt issuance costs and discounts on debt	4,073	4,093	4,343
(Gain) loss on disposal of assets	(228)	934	1,260
Gain on sale of businesses	(303,179)	—	—
Provision for credit losses	643	753	631
Deferred income taxes	(17,739)	(13,630)	341
Loss on debt extinguishment and modification	1,734	1,590	975
Impairment of assets	12,072	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(128)	(4,882)	(5,643)
Prepaid expenses, inventories and other current assets	11,991	(24,082)	(1,213)
Other assets	(609)	(4,307)	(1,595)
Accounts payable and other accrued expenses	53,503	(4,494)	14,393
Other liabilities	(416)	(1,292)	(791)
Net cash provided by operating activities	119,203	150,197	295,775
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(85,877)	(51,419)	(29,259)
Acquisition of business, net of cash acquired	(10,000)	—	—
Proceeds from disposal of property and equipment	401	152	374
Proceeds from sale of businesses, net of cash sold	362,396	—	—
Net cash provided by (used in) investing activities	266,920	(51,267)	(28,885)
Cash flows from financing activities
Repayments of term loan	(577,000)	(75,000)	(122,000)
Issuance of new term loan	400,000	—	—
Repurchase of senior notes	(59,008)	(39,524)	—
Repayments of notes payable	(2,092)	(512)	(3,737)
Principal payments under finance leases	(527)	(541)	(6,179)
Payment for debt extinguishment and modification costs	(8,175)	(12)	(651)
Tax withholding on share-based payments	(16,902)	(10,680)	(6,832)
Cash dividend paid	(57,727)	—	—
Proceeds from issuance of common stock, net of costs	8	4	9
Proceeds from exercise of stock options	—	31	98
Repurchases of common stock	(9,134)	(51,202)	(10,616)
Net cash used in financing activities	(330,557)	(177,436)	(149,908)
Change in cash and cash equivalents	55,566	(78,506)	116,982
Balance, beginning of period	142,034	220,540	103,558
Balance, end of period	$197,600	$142,034	$220,540
Cash and cash equivalents
Cash and cash equivalents	$157,550	$136,889	$220,540
Cash and cash equivalents included in assets held for sale	40,050	5,145	—
Balance, end of period	$197,600	$142,034	$220,540

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows – (Continued)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures
Cash paid for interest	$66,896	$58,900	$57,619
Cash paid for income taxes, net	38,676	19,706	—
Non-cash investing and financing activities
Payables incurred for capital expenditures	$2,194	$5,386	$1,933
Notes payable incurred for capital expenditures	3,571	—	—
Loss on debt extinguishment and modification	1,734	1,590	975
Operating lease right-of-use assets obtained in exchange for lease obligations	8,531	22,078	41,259
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Business and Basis of Presentation
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. The Company’s portfolio includes eight casino properties located in Nevada, as well as 69 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Unless otherwise indicated, the terms “Golden” and the “Company” refer to Golden Entertainment, Inc. together with its subsidiaries.
As of December 31, 2023, the Company conducted its business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming. Each reportable segment was comprised of the following properties and operations:

Reportable Segment	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Casino Resort (“Edgewater”)	Laughlin, Nevada
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Nevada Taverns
69 branded tavern locations	Nevada
Distributed Gaming
Nevada distributed gaming (1)	Nevada
(1) Subsequent to the Company’s fiscal year end, the Company sold its distributed gaming operations in Nevada on January 10, 2024.
On July 25, 2023, the Company completed the sale of Rocky Gap Casino Resort (“Rocky Gap”) to Century Casinos, Inc. (“Century”) and VICI Properties, L.P. (“VICI”), an affiliate of VICI Properties Inc., for aggregate cash consideration of $260.0 million. Specifically, Century acquired the operations of Rocky Gap from Golden for $56.1 million in cash (subject to adjustment based on Rocky Gap’s working capital and cage cash at closing), and VICI acquired the real estate assets relating to Rocky Gap from Golden for $203.9 million in cash. Prior to its sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment. Refer to the discussion in “Note 3 — Divestitures and Assets Held for Sale” for further information.
On March 3, 2023, the Company entered into definitive agreements to sell its distributed gaming operations in Nevada and Montana to an affiliate of J&J Ventures Gaming, LLC (“J&J Gaming”), for aggregate consideration of $322.5 million. On September 13, 2023, the Company completed the sale of the distributed gaming operations in Montana for cash consideration of $109.0 million plus working capital and other adjustments and purchased cash at closing. On January 10, 2024, the Company completed the sale of its distributed gaming operations in Nevada for cash consideration of $213.5 million plus working capital and other adjustments and purchased cash at closing. Prior to the sales, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in the Company’s Distributed Gaming reportable segment. Refer to the discussion in “Note 3 — Divestitures and Assets Held for Sale” and “Note 16 — Subsequent Events” for further information.
On November 21, 2023, the Company acquired the operations of Lucky’s Lounge & Restaurant (“Lucky’s”), comprised of four tavern locations in Nevada, for cash consideration of $10.0 million, as part of an expansion of the Company’s branded tavern portfolio. The acquired Lucky’s taverns have been included in the Company’s Nevada Taverns reportable segment from the date of acquisition.

Impact of COVID-19 on the Nevada taverns
Temporary closures of the Company’s operations due to the COVID-19 pandemic in 2020 resulted in lease concessions for certain of the Company’s branded taverns and distributed gaming locations, some of which continued in 2021. Such concessions provided for deferral and, in some instances, forgiveness of rent payments with no substantive amendments to the consideration due per the terms of the original contract and did not result in substantial changes in the Company’s obligations under such leases. The Company elected to account for the deferred rent as variable lease payments, which resulted in a reduction of the rent expense of $2.3 million for the year ended December 31, 2021. Rent expense that was not forgiven was recorded in future periods as those deferred payments were paid to the Company’s lessors.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and highly liquid investments with original maturities of three months or less. As of December 31, 2023, the Company had $197.6 million in cash and cash equivalents, which included $40.1 million of cash and cash equivalents related to assets held for sale. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
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
Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable, is expected to be completed within one year, and the asset group meets all of the accounting criteria to be classified as held for sale. The assets and liabilities of a disposal group classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets. The Company presents the major classes of assets and liabilities classified as held for sale separately in the notes to the consolidated financial statements. The Company ceases recording depreciation and amortization of the long-lived assets included in the sale upon classification as held for sale. Gains or losses associated with the disposal of assets held for sale are recorded within operating expenses.
The disposal group classified as assets held for sale is measured at the lower of its carrying amount or fair value less cost to sell.

The fair value of the disposal group is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company recognizes a loss, if necessary, to adjust the disposal group’s carrying amount to its fair value less cost to sell in the period in which the held for sale criteria are met. The carrying amount of the disposal group is adjusted in each reporting period for subsequent increases or decreases in its fair value less cost to sell, except that the adjusted carrying amount cannot exceed the carrying amount of the disposal group at the time it was initially classified as held for sale. Any gain or loss from the sale of the disposal group that was not previously recognized is recognized on the date of sale. In addition, the Company records any changes to the working capital requiring subsequent payments or receipts made within the measurement period against any gain or loss from the sale of the disposal group. The measurement period does not extend beyond one year from the closing date for the transaction.
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
The estimation of fair value requires management to make critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows from a market participant’s perspective, including with respect to Colorado Belle, the potential reopening date of the property, future growth rates, operating margins, discount rate and forecasted capital expenditures used to calculate the present value of such cash flows. Application of alternative estimates and assumptions could produce significantly different results, especially with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain, because they are based on the current regulatory, political and economic climates, recent operating information and projections. The Company’s long-lived asset impairment tests are performed at the reporting unit level.
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
Finite-Lived Intangible Assets
The Company’s finite-lived intangible assets primarily represent assets related to its player relationships and non-compete agreements that were acquired in a business combination. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
The Company’s player relationships represent the value associated with its rated casino and branded tavern guests. The initial fair value of these intangible assets was determined using the income approach. The recoverability of the finite-lived intangible assets could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, and declines in customer spending, which could impact the expected future cash flows associated with the rated casino and branded tavern guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino and branded tavern guests, and erosion of operating margins associated with rated casino and branded tavern guests. Should events or changes in circumstances cause the carrying amount of a player relationships intangible asset to exceed its estimated fair value, the Company will recognize an impairment charge in the amount of the excess of the carrying amount over its estimated fair value.
Business Combinations
The Company allocates the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The Company determines the fair value of identifiable intangible assets, such as player relationships and trade names, as well as any other significant tangible assets or liabilities. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. Provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once the Company is able to determine it has obtained all necessary information that existed as of the acquisition date or once the Company determines that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date.
Long-Term Debt
Long-term debt is reported as the outstanding debt amount, net of unamortized debt issuance costs and debt discount. These include legal and other direct costs related to the issuance of debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments and are recorded as a direct reduction to the face amount of the Company’s outstanding long-term debt on the consolidated balance sheets. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis over the contractual term of the underlying debt. The amount amortized to interest expense was $4.1 million for each of the years ended December 31, 2023 and 2022, and $4.3 million for the year ended December 31, 2021.

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
The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space within its casino properties. The Company also enters into operating lease agreements with certain equipment providers for placement of amusement devices and automated teller machines within its casino properties and branded taverns. The lease arrangements generally include minimum base rent and/or contingent rental clauses based on a percentage of net sales exceeding minimum base rent. Revenue is recorded on a straight-line basis over the term of the lease. The Company recognizes revenue for contingent rentals when the contingency has been resolved.
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
Prior to the sale of its distributed gaming business, the Company generally entered into two types of slot placement contracts: space lease agreements and participation agreements. Under space lease agreements, the Company paid a fixed monthly rental fee for the right to install, maintain and operate its slot machines at a business location and the Company was the sole holder of the applicable gaming license that allowed it to operate such slot machines. Under these agreements, the Company recognized all gaming revenue and recorded fixed monthly rental fees as gaming expense. Under participation agreements, the business location retained a percentage of the gaming revenue generated from the Company’s slot machines, and as a result both the business location and Golden were required to hold a state issued gaming license.
Prior to the sale of its distributed gaming business, the Company concluded it maintained control of the services provided in the business directly before they are transferred to its customer and it considered its customer to be the gaming player since the Company controlled all aspects of the slot machines. The Company retained control over the slot machines placed at the business location’s premises by controlling the hold percentage, types of slot machines and games made available on such machines, physical access to the contents of the gaming devices, and the repair and servicing of the slot machines. Therefore, these agreements did not contain a lease under Accounting Standards Codification (“ASC”) 842 and were accounted for under ASC 606, Revenue from Contracts with Customers. The Company was considered to be the principal in these arrangements and recorded its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses.
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
•Loyalty Program — The Company offers its True Rewards loyalty program at all of its casino properties, as well as at all of its branded taverns. Members of the Company’s True Rewards loyalty program earn points based on gaming activity and food and beverage purchases at the Company’s casino properties and branded taverns. Loyalty points are redeemable for slot play, promotional table game chips, cash back, food and beverage offerings and grocery gift cards. All points earned in the loyalty program roll up into a single account balance which are redeemable at all of our locations.
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
The following table summarizes the Company’s activity for contract and contract related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Deposits and Other
(In thousands)	2023	2022	2023	2022	2023	2022
Balance at January 1	$1,312	$1,184	$2,949	$2,995	$5,002	$4,937
Balance at December 31 (1)	1,099	1,312	2,743	2,861	4,287	5,119
Increase (decrease)	$(213)	$128	$(206)	$(134)	$(715)	$182
(1) Loyalty Program and Customer Deposits and Other at December 31, 2022 included balances related to assets held for sale. Such balances were excluded from 2023 amounts.
Gaming Taxes
The Company’s casinos located in Nevada are subject to taxes based on gross gaming revenues and pay quarterly and annual fees based on the number of slot machines and table games licensed during the year. In addition, the Company’s casinos pay taxes based on gross gaming revenues and fixed quarterly and annual fees for bingo and keno at several of the Company’s properties. Prior to their sale in January 2024, the Company’s distributed gaming operations in Nevada were subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that had grandfathered rights to more than 15 slot machines for play, and/or annual and quarterly fees at all branded tavern and third-party distributed gaming locations. Prior to its sale in July 2023, Rocky Gap was subject to gaming taxes based on gross gaming revenues and the Company also paid an annual flat tax based on the number of table games and video lottery terminals in operation during the year. Prior to their sale in September 2023, the Company’s distributed gaming operations in Montana were subject to taxes based on the Company’s share of gross gaming revenue.
The Company records gaming taxes as gaming expenses in the consolidated statements of operations. Total gaming taxes and licenses were $58.0 million, $73.2 million and $72.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Advertising Expenses
The Company expenses advertising, marketing and promotional costs as incurred. Advertising costs included in selling, general and administrative expenses in the Company’s consolidated statements of operations were $13.1 million, $12.2 million and $9.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the year ended December 31, 2022, diluted net income per share excluded the weighted average effect of 150,384 shares of common stock as such were anti-dilutive. No shares of common stock related to the Company’s equity awards were anti-dilutive for the years ended December 31, 2023 and 2021.
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
Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The provisions of this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
Management does not believe that any other recently issued accounting standards that are not yet effective are likely to have a material impact on the Company’s financial statements.

Note 3 – Divestitures and Assets Held for Sale
The Company classifies assets as held for sale when a sale is probable, is expected to be completed within one year, and the asset group meets all of the accounting criteria to be classified as held for sale. Gains or losses associated with the disposal of assets held for sale are recorded within operating expenses.
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” on July 25, 2023, the Company completed the sale of Rocky Gap. Operations of Rocky Gap had historically been presented in the Company’s Maryland Casino Resort reportable segment. The Company incurred $8.5 million in transaction costs since the announcement of the sale on August 25, 2022, $0.2 million of which were incurred in 2022 and $8.3 million of which were incurred during the year ended December 31, 2023. The Company recorded transaction costs in selling, general and administrative expenses as incurred.
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” on March 3, 2023, the Company entered into definitive agreements to sell its distributed gaming operations in Nevada and Montana. The Company ceased recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreements on March 3, 2023 and classified the assets related to the distributed gaming operations as held for sale. On September 13, 2023, the Company completed the sale of its distributed gaming operations in Montana and incurred $0.8 million in transaction costs for the year ended December 31, 2023, which were recorded in selling, general and administrative expenses. On January 10, 2024, the Company completed the sale of its distributed gaming operations in Nevada, the assets and liabilities of which continued to be classified as held for sale as of December 31, 2023. The Company incurred $0.4 million in transaction costs related to the sale of its distributed gaming operations in Nevada for the year ended December 31, 2023. Prior to the sales, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in the Company’s Distributed Gaming reportable segment.

The assets and liabilities of Rocky Gap and the Montana distributed gaming operations previously held for sale as of the most recent balance sheet date preceding the sale are presented in the table below:

	June 30, 2023
(In thousands)	Maryland Casino Resort	Distributed Gaming - Montana
ASSETS
Current assets
Cash and cash equivalents	$6,297	$4,402
Accounts receivables, net	2,027	1,196
Prepaid expenses	605	139
Inventories	760	—
Other	60	346
Total current assets held for sale	9,749	6,083
Property and equipment, net	24,441	16,373
Operating lease right-of-use assets, net	5,980	904
Goodwill	—	8,193
Intangible assets, net	1,064	10,127
Other assets	2	1,078
Total assets held for sale	$41,236	$42,758
LIABILITIES
Current liabilities
Current portion of long-term debt and finance leases	$105	$—
Current portion of operating leases	436	603
Accounts payable	1,585	851
Accrued payroll and related	923	353
Other accrued liabilities	2,631	4,090
Total current liabilities related to assets held for sale	5,680	5,897
Non-current finance leases	153	—
Non-current operating leases	5,206	347
Total liabilities related to assets held for sale	$11,039	$6,244
The following information presents the revenues and pretax income generated by Rocky Gap and the Montana distributed gaming operations previously held for sale and divested on July 25, 2023 and September 13, 2023, respectively:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Maryland Casino Resort
Revenues	$43,456	$78,010	$78,155
Pretax income	12,435	22,966	22,182
Distributed Gaming – Montana
Revenues	$80,878	$109,359	$102,794
Pretax income	8,883	7,417	7,689

The carrying amounts of the assets and liabilities held for sale for the distributed gaming operations in Nevada as of December 31, 2023 consisted of the following:

(In thousands)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$40,050
Accounts receivables, net	1,945
Prepaid expenses	1,018
Other	2,298
Total current assets held for sale	45,311
Property and equipment, net	21,221
Operating lease right-of-use assets, net	33,601
Goodwill	69,452
Intangible assets, net	28,379
Other assets	6,307
Total assets held for sale	$204,271
LIABILITIES
Current liabilities
Current portion of finance leases	$1,131
Current portion of operating leases	23,323
Accounts payable	1,826
Accrued payroll and related	1,123
Other accrued liabilities	1,151
Total current liabilities related to assets held for sale	28,554
Non-current operating leases	10,614
Other long-term obligations	65
Total liabilities related to assets held for sale	$39,233
Revenues and pretax income generated by the Nevada distributed gaming assets held for sale as of December 31, 2023 were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Distributed Gaming - Nevada
Revenues	$239,802	$256,113	$254,620
Pretax income	22,402	22,766	25,309
Note 4 – Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(In thousands)	2023	2022
Land	$125,240	$125,240
Building and improvements	955,859	923,157
Furniture and equipment	190,048	244,735
Construction in process	10,561	23,224
Property and equipment	1,281,708	1,316,356
Accumulated depreciation	(495,563)	(475,625)
Property and equipment, net	$786,145	$840,731
Depreciation expense for property and equipment, including finance leases, totaled $86.5 million, $92.7 million, and $98.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the year ended December 31, 2023, the Company voluntarily surrendered its gaming license for its Colorado Belle property. The suspension of this casino resort property’s operations continues to qualify as an indicator of impairment related to the long-lived assets at Colorado Belle. Based on the results of the impairment assessment, the Company recorded a $12.1 million impairment of the long-lived assets of Colorado Belle. The Company concluded that the rest of the Company’s long-lived assets were not impaired as of December 31, 2023 and 2022.
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
The estimated fair value of goodwill for the years ended December 31, 2023 and 2022 was determined using an income valuation approach utilizing discounted cash flow models. The income valuation approach conducted in 2023 utilized the following Level 3 inputs: discount rate of 14.0%-14.5% and long-term revenue growth rate of 3.0%. The income valuation approach conducted in 2022 utilized a discount rate of 13.5% and long-term revenue growth rate of 2.5%.
The estimated fair value of indefinite-lived intangible assets for the years ended December 31, 2023 and 2022 was determined using an income approach by applying the relief from royalty methodology using Level 3 inputs. The Company utilized a royalty rate of 1.0% to 2.0% in both periods and the same discount rate and long-term revenue growth rate as the rates applied to valuation of goodwill.
The results of the analyses conducted for the years ended December 31, 2023 and 2022 indicated no impairment of the Company’s goodwill and intangible assets as of December 31, 2023 and 2022.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Total Goodwill
Balance, January 1, 2022 and December 31, 2022	$22,105	$38,187	$20,459	$77,645	$158,396
Goodwill acquired during the year (1)	—	—	3,574	—	3,574
Goodwill related to assets held for sale (2)	—	—	—	(69,452)	(69,452)
Goodwill related to the sale of a business (3)	—	—	—	(8,193)	(8,193)
Balance, December 31, 2023	$22,105	$38,187	$24,033	$—	$84,325
(1) Related to the acquisition of Lucky’s taverns discussed in “Note 1 — Nature of Business and Basis of Presentation.”
(2) Related to the distributed gaming operations in Nevada that continued to be classified as assets held for sale as of December 31, 2023 and sold following the Company’s fiscal year end. Refer to “Note 3 — Divestitures and Assets Held for Sale” for further information.
(3) Related to the distributed gaming operations in Montana sold in September 2023. Refer to “Note 3 — Divestitures and Assets Held for Sale” for further information.

Intangible assets, net, consisted of the following:

	December 31, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$54,790	$—	$(6,890)	$47,900
		54,790	—	(6,890)	47,900
Amortizing intangible assets
Player relationships	2-14	43,916	(41,050)	—	2,866
Non-compete agreements	2-5	5,747	(2,578)	—	3,169
		49,663	(43,628)	—	6,035
Balance, December 31, 2023		$104,453	$(43,628)	$(6,890)	$53,935

	December 31, 2022
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$53,690	$—	$(6,890)	$46,800
		53,690	—	(6,890)	46,800
Amortizing intangible assets
Customer relationships	4-16	81,105	(41,743)	—	39,362
Player relationships	2-14	42,990	(40,455)	—	2,535
Non-compete agreements	2-5	9,840	(9,114)	—	726
In-place lease value	4	1,170	(1,170)	—	—
Leasehold interest	4	570	(570)	—	—
Other	4-25	1,366	(1,237)	—	129
		137,041	(94,289)	—	42,752
Balance, December 31, 2022		$190,731	$(94,289)	$(6,890)	$89,552
Total amortization expense related to intangible assets was $2.4 million, $7.4 million, and $8.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated future amortization expense related to intangible assets is as follows:

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total (1)
Estimated amortization expense	$1,863	$1,863	$1,671	$265	$236	$137	$6,035
(1) The Company did not have intangible assets that were not placed in service as of December 31, 2023.
Note 6 – Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2023	2022
Gaming liabilities	$10,726	$10,952
Uncertain tax positions payable	7,755	—
Accrued taxes, other than income taxes	5,193	9,291
Interest	4,572	6,036
Other accrued liabilities	4,538	5,027
Deposits	1,855	2,059
Total current accrued liabilities	$34,639	$33,365

Note 7 – Long-Term Debt
Long-term debt, net, consisted of the following:

	December 31,
(In thousands)	2023	2022
Term Loan B-1	$398,000	$—
Term Loan	—	575,000
2026 Unsecured Notes	276,453	335,461
Finance lease liabilities	1,691	2,157
Notes payable	438	90
Total long-term debt and finance leases	676,582	912,708
Unamortized discount	(7,423)	(7,899)
Unamortized debt issuance costs	(6,042)	(3,790)
Total long-term debt and finance leases after debt issuance costs and discount	663,117	901,019
Current portion of long-term debt and finance leases	(4,596)	(555)
Long-term debt, net and finance leases	$658,521	$900,464
Senior Secured Credit Facility
As of December 31, 2023, the Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) comprised a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2023, the Company had $398 million in principal amount of outstanding Term Loan B-1 borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company.
On May 26, 2023, the Company modified the terms of the Credit Facility by (1) extending the maturity date of the Revolving Credit Facility from April 20, 2024 to the earlier of May 26, 2028 and 91 days prior to April 15, 2026, the stated maturity date of the Company’s 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”), for so long as any indebtedness remains outstanding under the 2026 Unsecured Notes (the “Springing Maturity Date”), and (2) establishing the Term Loan B-1 facility with a maturity date of the earlier of May 26, 2030 and the Springing Maturity Date. The Term Loan B-1 facility was fully drawn at the time of such modification, with the proceeds thereof used to repay a portion of the Company’s then-existing term loan B borrowings under the Credit Facility (the “Term Loan B”). The Company incurred $10 million in fees and recorded a non-cash charge of $0.4 million for the debt issuance costs and discounts related to the Term Loan B as a result of the May 26, 2023 modification of the Credit Facility. The Company recorded $8 million of the debt issuance costs on its balance sheets for the May 26, 2023 modification of the Credit Facility, which will be amortized over the terms of the Term Loan B-1 facility and Revolving Credit Facility. The remainder of the Term Loan B was repaid in full in July 2023 using a portion of the proceeds from the sale of Rocky Gap.
Interest and Fees
Under the Credit Facility, the Term Loan B-1 bears interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.50%), plus a margin of 1.75% or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10% (subject to a floor of 0.50%), plus a margin of 2.75%. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.00%), plus a margin ranging from 1.00% to 1.50% based on the Company’s net leverage ratio, or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10%, plus a margin ranging from 2.00% to 2.50% based on the Company’s net leverage ratio. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 7.92% for the year ended December 31, 2023.
Mandatory and Optional Prepayments and Related Loss on Debt Extinguishment and Modification
The Term Loan B-1 is repayable in 27 quarterly installments of $1 million each, which commenced in September 2023, followed by a final installment of $373 million due at maturity.

During the years ended December 31, 2022 and 2021, the Company prepaid $75 million and $122 million, respectively, of principal under the Term Loan B and recorded non-cash charges in the amounts of $0.5 million and $1.0 million, respectively, for the accelerated amortization of the debt issuance costs and discount.
Guarantees and Collateral
Borrowings under the Credit Facility are guaranteed by each of the Company’s existing and future wholly-owned domestic subsidiaries (other than certain insignificant or unrestricted subsidiaries) and are secured by substantially all of the present and future assets of the Company and its subsidiary guarantors (subject to of certain exceptions).
Financial and Other Covenants
Under the Credit Facility, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Term Loan B-1 under the Credit Facility in certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The Credit Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities). If the Company defaults under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2023.
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
During the years ended December 31, 2023 and 2022, the Company repurchased $59.0 million and $39.5 million, respectively, in principal amount of 2026 Unsecured Notes in open market transactions. The Company recorded non-cash charges in the amount of $1.3 million and $1.1 million for the accelerated amortization of the debt issuance costs and discount related to the repurchase of 2026 Unsecured Notes during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had $276.5 million in outstanding principal amount of 2026 Unsecured Notes.
Optional Prepayments
The 2026 Unsecured Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on April 15, 2023 at a redemption price of 101.906%, and at any time on or after April 15, 2024 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date.
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
Scheduled Principal Payments of Long-Term Debt
The scheduled principal payments due on long-term debt are as follows (in thousands):

Year Ending December 31,	Amount
2024	$4,596
2025	4,133
2026	280,590
2027	4,155
2028	4,163
Thereafter	378,945
Total outstanding principal of long-term debt	$676,582
Note 8 – Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On July 27, 2023, the Company’s Board of Directors increased its share repurchase program to $100 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2023, the Company had $90.9 million of remaining share repurchase availability under its July 27, 2023 authorization.
The following table includes the Company’s share repurchase activity:

	Year Ended December 31,
	2023	2022	2021
(In thousands, except per share data)
Shares repurchased (1)	252	1,113	227
Total cost, including brokerage fees	$9,134	$51,202	$10,616
Average repurchase price per share (2)	$36.17	$46.01	$46.87
(1)All repurchased shares were retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
Stock Incentive Plans
On August 27, 2015, the Company’s Board of Directors approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which was approved by the Company’s shareholders at the Company’s 2016 annual meeting. The 2015 Plan authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between the Company and the employee, if an employee is terminated, any unvested options will be forfeited.
The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis), or such smaller amount as may be determined by the Board of Directors at its sole discretion. The annual increase on January 1, 2023 was 1,127,160 shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. As of December 31, 2023, a total of 3,630,600 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.
Special Dividend
In July 2023, the Company’s Board of Directors declared a one-time cash dividend of $2.00 per share of the outstanding common stock, totaling $57.7 million in aggregate. The one-time cash dividend was paid on August 25, 2023 to the Company’s shareholders of record as of August 11, 2023.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted-Average Remaining Term (in years)	Weighted-Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,891,341	5.5	$11.07
Granted	—		$—
Exercised	(749,847)		$10.39
Cancelled	—		$—
Expired	—		$—
Outstanding at December 31, 2021	2,141,494	4.5	$11.31		$83,992
Granted	—		$—
Exercised	(69,500)		$9.94
Cancelled	—		$—
Expired	—		$—
Outstanding at December 31, 2022	2,071,994	3.5	$11.35		$53,966
Granted	—		$—
Exercised	(160,640)		$11.84	(1)
Cancelled	—		$—
Expired	—		$—
Outstanding at December 31, 2023	1,911,354	2.5	$9.19	(1)	$58,758

Exercisable at December 31, 2021	2,141,494	4.5	$11.31		$83,992

Exercisable at December 31, 2022	2,071,994	3.5	$11.35		$53,966

Exercisable at December 31, 2023	1,911,354	2.5	$9.19		$58,758
(1)In accordance with the provisions of the 2015 Plan, the declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allows the Company to make such equitable adjustments at its discretion. As a result, on August 25, 2023, the Company elected to adjust the exercise price of vested but unexercised stock option awards to reflect an amount as if the cash dividend had been paid in stock. The conditions of each option grant remain the same.
The total intrinsic value of stock options exercised was $4.6 million, $2.6 million, and $26.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company has not granted any stock options since 2017. The Company did not receive any cash from stock options exercised during the year ended December 31, 2023.
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
RSUs and PSUs
Executive officers of the Company receive long-term incentive equity awards in a combination of RSUs and PSUs, issued under the 2015 Plan. The number of PSUs that will be eligible to vest will be determined based on the Company’s attainment of performance goals set by the Compensation Committee. Following the one-year performance period, the number of “vesting eligible” PSUs will then be subject to two additional years of time-based vesting. Share-based compensation costs related to RSU and PSU awards are calculated based on the market price on the date of the grant. The Company periodically reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjusts the stock compensation expense accordingly.
The following table summarizes the Company’s RSU activity:

	RSUs
	Shares	Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2021	943,957	$12.06
Granted	318,356	$31.46
Vested	(426,770)	$14.20	$14,203
Cancelled	(20,123)	$26.08
Outstanding at December 31, 2021	815,420	$18.17
Granted	123,970	$51.86
Vested	(363,450)	$17.78	$18,963
Cancelled	(28,269)	$17.63
Outstanding at December 31, 2022	547,671	$26.09
Granted	159,043	$42.17
Vested	(299,131)	$23.73	$12,568
Issuance of dividend equivalent (1)	21,179	$—
Outstanding at December 31, 2023	428,762	$34.09
(1)In accordance with the provisions of the 2015 Plan, the declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allows the Company to make such equitable adjustments at its discretion. As a result, on August 25, 2023, the Company elected to adjust the number of shares underlying unvested RSU awards to reflect an amount as if the one-time cash dividend of $2.00 per share of the outstanding common stock had been paid in stock. The vesting schedule and conditions of each grant remain the same (with these additional share amounts subject to forfeiture on the same terms as the underlying grants).

The following table summarizes the Company’s PSU activity:

	PSUs
	Shares (1)		Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2021	743,719		$13.82
Granted	129,503		$29.00
Vested	(89,920)	(2)	$25.73	$2,608
Cancelled	(77,725)	(3)	$25.23
Outstanding at December 31, 2021	705,577	(4)	$13.84
Granted	83,579		$53.51
Performance certification	534,383	(5)	$—
Vested	(247,380)	(6)	$12.51	$13,030
Outstanding at December 31, 2022	1,076,159		$17.17
Granted	114,898		$41.92
Vested	(733,574)	(7)	$8.86	$30,751
Issuance of dividend equivalent (8)	23,151		$—
Cancelled	(8,699)	(9)	$53.51
Outstanding at December 31, 2023	471,935		$36.40
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
(2)Includes 71,468 shares of PSUs granted in March 2018 and 18,452 shares of PSUs granted in March 2019 (the “2019 PSU Awards”) vested during the first quarter of 2021.
(3)62,791 of the 77,725 PSUs cancelled during the year ended December 31, 2021 related to PSUs granted in November 2017, for which applicable performance goals were not met. 14,934 of the 77,725 PSUs cancelled during the period related to the 2019 PSU Awards. The Company’s financial results for the applicable performance goals were certified in March 2021, which resulted in the reduction of the shares subject to the 2019 PSU Awards from 204,580 to 189,646.
(4)Includes 171,194 2019 PSU Awards that were certified below target during the three months ended March 31, 2021 and vested in March 2022. Also includes PSUs granted in March 2020 and March 2021 at “target.”
(5)The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2022 and 200% of the target PSUs granted in March 2020 (the “2020 PSU Awards”) and March 2021 (the “2021 PSU Awards”) were deemed “earned.” Includes 38,093 incremental shares issued in March 2022 in connection with vesting of shares of 2020 PSU Awards due to such award “earned” at 200% of the “target.” The remaining 2020 PSU Awards vested in March 2023.
(6)Comprises 171,194 shares of 2019 PSU Awards and 76,186 shares of 2020 PSU Awards that vested in March 2022.
(7)Represents 2020 PSU Awards that vested in March 2023 at 200% of the target PSUs.
(8)In accordance with the provisions of the 2015 Plan, the declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allows the Company to make such equitable adjustments at its discretion. As a result, on August 25, 2023, the Company elected to adjust the number of shares underlying unvested PSU awards to reflect an amount as if the one-time cash dividend of $2.00 per share of the outstanding common stock had been paid in stock. The vesting schedule and conditions of each grant remain the same (with these additional share amounts subject to forfeiture on the same terms as the underlying grants).
(9)The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2023 and 89.6% of the target PSUs granted in March 2022 (the “2022 PSU Awards”) were deemed “earned.” This resulted in the reduction of the 2022 PSU Awards to the number of PSUs eligible to vest from 83,579 to 74,880.

Share-Based Compensation
The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Stock options	$—	$—	$191
RSUs	7,624	6,900	6,867
PSUs	5,188	5,980	6,786
Total share-based compensation costs	$12,812	$12,880	$13,844
As of December 31, 2023, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $7.3 million and $4.5 million, respectively, which is expected to be recognized over a weighted-average period of 1.1 years and 0.9 years for RSUs and PSUs, respectively. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of December 31, 2023.
Note 9 – Income Taxes
Income tax provision (benefit) is summarized as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$87,840	$13,877	$—
State	6,106	274	95
Total current tax provision	$93,946	$14,151	$95
Deferred:
Federal	$(17,846)	$(13,462)	$325
State	107	(168)	16
Total deferred tax (benefit) provision	(17,739)	(13,630)	341
Income tax provision	$76,207	$521	$436
Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income before income tax provision is summarized below:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income taxes	2.53	0.62	1.41
Permanent tax differences – stock compensation	(2.12)	(6.31)	(3.93)
Permanent tax differences – business meals	0.17	0.44	0.23
Permanent tax differences – executive compensation and other	2.60	9.27	2.13
Change in valuation allowance	(1.71)	(23.99)	(19.69)
FICA credit generated	(0.28)	(1.09)	(0.28)
Change in tax rate and apportionment	0.43	(0.26)	(0.03)
Deferred only adjustment to beginning deferred balances	0.34	0.95	(0.57)
Effective tax rate	22.96%	0.63%	0.27%

The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Accruals and reserves	$5,128	$6,350
Share-based compensation expense	2,137	966
State tax credits	—	3,867
Net operating loss carryforwards	—	753
Operating lease obligation	27,092	36,483
Depreciation of fixed assets	18,631	6,532
Uncertain tax position	6,245	—
Other	1,553	493
	60,786	55,444
Valuation allowances	—	(5,680)
	$60,786	$49,764
Deferred tax liabilities:
Prepaid services	$(1,771)	$(2,116)
Amortization of intangible assets	(5,778)	(2,895)
Right-of-use assets	(23,729)	(32,984)
	(31,278)	(37,995)
Net deferred tax assets	$29,508	$11,769

Non-current deferred tax assets	$29,508	$11,822
Non-current deferred tax liabilities	—	(53)
Net deferred tax assets	$29,508	$11,769
Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. As of December 31, 2023, the Company determined that it was more likely than not that the Company would generate sufficient taxable income to conclude that deferred tax assets of $29.5 million are realizable. As of December 31, 2022, the Company had recorded a valuation allowance of $5.7 million against Maryland net operating loss carryforwards (“NOLs”) and tax credits. As a result of the sale of Rocky Gap, the Maryland NOLs and attributes were utilized. The Company’s financial results for the year ended December 31, 2023 include a net decrease in valuation allowance of $5.7 million related to the usage of the Maryland tax attributes.
The Company’s income tax returns from 2020 onward are subject to examination. In addition, the statute of limitation for assessment for years with NOLs is determined by reference to the year the NOLs were used to reduce the Company’s taxable income. NOLs from the 2012-2014 and 2017-2020 income tax returns were used to reduce taxable income in 2021 and 2022. Consequently, the 2012-2014 and 2017-2020 income tax returns remain subject to examination by taxing authorities. As of December 31, 2023, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS. The IRS has proposed adjustments to the Company’s fixed asset classification, which resulted in recording of $7.2 million in uncertain tax positions (“UTP”) with an additional $0.6 million of UTP payable related to interest.
The following table summarizes the Company’s reconciliation of the beginning and ending unrecognized tax benefits:

	December 31,
(In thousands)	2023	2022
Balance – beginning of period	$—	$—
Tax positions related to current year additions	884	—
Additions for tax positions of prior years	6,281	—
Tax positions related to prior year reductions	—	—
Reductions due to lapse of statute of limitations on tax positions	—	—
Settlements	—	—
Balance – end of period	$7,165	$—

The Company anticipates that it is reasonably possible that the Company will reach a resolution with the IRS such that no UTP will remain by December 31, 2024. The effect of the UTP on the effective tax rate has been recorded in 2023. The resolution of the UTP would result in a reclassification of the existing deferred tax assets or a cash tax payment with little or no impact on the effective income tax rate.
Note 10 – Employee Retirement and Benefit Plans
Defined contribution employee savings plans
The Company’s qualified defined contribution employee savings plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company contributed $0.6 million, $0.5 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, to its defined contribution employee savings plan. The Company’s contributions vest over a five-year period.
Pension plans
As of December 31, 2023, over 1,400 of the Company’s employees were members of various unions and covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $11.9 million, $11.2 million, and $9.1 million in expenses for these plans for the years ended December 31, 2023, 2022, and 2021, respectively. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:
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
The Company considers the following multiemployer pension plans to be significant:

		Pension Protection Zone Status (1)		FIR/RP Status Pending/Implemented	Surcharge Imposed	Expiration Date Of Collective- Bargaining Agreement
Multiemployer Pension Plans	EIN/Plan Number	2022	2021
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2026
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	9/30/2028
(1)The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

The Company’s cash contributions to each multiemployer pension and benefit plans are as follows:

	December 31,
(In thousands)	2023	2022	2021
Multiemployer pension plans
Central Pension Fund of the IUOE and Participating Employers	$793	$691	$637
Southern Nevada Culinary and Bartenders Pension Plan	2,115	2,054	1,645
Other pension plans	164	168	146
Total contributions	$3,072	$2,913	$2,428
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$8,268	$8,007	$6,353
All other	2	7	—
Total contributions	$8,270	$8,014	$6,353
For the 2022 plan year, the latest period for which plan data is available, the Company made less than 5% of total contributions for all multiemployer pension plans to which the Company contributes.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$398,000	$399,493	Level 2
2026 Unsecured Notes	276,453	277,144	Level 2
Finance lease liabilities	1,691	1,691	Level 3
Notes payable	438	438	Level 3
Total debt	$676,582	$678,766

	December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan	$575,000	$575,000	Level 2
2026 Unsecured Notes	335,461	330,630	Level 2
Finance lease liabilities	2,157	2,157	Level 3
Notes payable	90	90	Level 3
Total debt	$912,708	$907,877
The estimated fair value of the Company’s term loans and 2026 Unsecured Notes is based on a relative value analysis performed as of December 31, 2023 and 2022. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
Note 12 – Leases
Company as Lessee
The Company is a lessee under non-cancelable operating and finance leases for offices, taverns, land, vehicles, slot machines and equipment. In addition, prior to the sale of the Company’s distributed gaming operations, slot placement contracts in the form of space lease agreements at chain stores were accounted for as operating leases. The Company’s slot machine lease agreements with gaming equipment manufacturers were short-term in nature with the majority of such leases being under variable rent structure, with amounts determined based on the performance of the leased machines. Certain other short-term slot machine lease agreements were under fixed fee payment structure.
The leases have remaining lease terms of less than 1 year and up to 74 years, some of which include options to extend the leases for an additional 1 to 25 years. The Company’s equipment leases include options to terminate the lease with 30 day notice. The Company assesses the options to extend or terminate the lease using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability.
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

The components of lease expense were as follows:

		Year Ended December 31,
(In thousands)	Classification	2023	2022
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$50,118	$55,907
Variable lease cost	Operating and SG&A expenses	12,612	17,943
Short-term lease cost	Operating and SG&A expenses	8,649	4,796
Total operating lease cost		$71,379	$78,646

Finance lease cost
Amortization of leased assets	Depreciation and amortization	$475	$934
Interest on lease liabilities	Interest expense, net	89	114
Total finance lease cost		$564	$1,048
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used under operating lease agreements	$50,605	$55,846
Operating cash flows used under finance lease agreements	87	109
Financing cash flows used under finance lease agreements	527	541
Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands)	2023	2022
Operating leases
Operating lease right-of-use assets, gross	$92,481	$193,565
Accumulated amortization	(13,085)	(45,672)
Operating lease right-of-use assets, net	$79,396	$147,893

Current portion of operating leases	$13,745	$42,200
Non-current operating leases	81,325	121,979
Total operating lease liabilities	$95,070	$164,179

Finance leases
Property and equipment, gross	$5,719	$5,719
Accumulated depreciation	(3,594)	(3,341)
Property and equipment, net	$2,125	$2,378

Current portion of finance leases	$158	$465
Non-current finance leases	1,533	1,692
Total finance lease liabilities	$1,691	$2,157

The following presents additional information related to the Company’s leases as of December 31, 2023:

	December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	7.3 years	7.5 years
Finance leases	23.5 years	18.0 years

Weighted Average Discount Rate
Operating leases	6.3%	5.9%
Finance leases	6.8%	6.4%
Maturities of Lease Liabilities
As of December 31, 2023, maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2024	$19,485	$227	$19,712
2025	18,914	200	19,114
2026	17,187	200	17,387
2027	14,129	214	14,343
2028	11,389	217	11,606
Thereafter	52,844	2,997	55,841
Total lease payments	133,948	4,055	138,003
Amount of interest	(38,878)	(2,364)	(41,242)
Present value of lease liabilities	$95,070	$1,691	$96,761
As of December 31, 2023, the Company had one lease agreement that had not yet commenced but created significant rights and obligations. Specifically, the Company’s three-year $3.6 million finance lease agreement for certain equipment at The STRAT commenced on January 1, 2024.
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
Minimum and contingent operating lease income was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Minimum rental income	$8,234	$7,380	$6,041
Contingent rental income	3,298	4,071	3,169
Total rental income	$11,532	$11,451	$9,210

Future minimum rent payments to be received under operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2024	$5,160
2025	4,792
2026	4,061
2027	1,300
2028	857
Thereafter	1,555
Total future minimum rent payments	$17,725
Note 13 – Commitments and Contingencies
Participation Agreements
Prior to their sale, the Company’s distributed gaming operations included slot placement contracts in the form of participation agreements. Under participation agreements, the Company and the business location each held a state issued gaming license in order to be able to receive a percentage of gaming revenue earned on the Company’s slot machines. The business location retained a percentage of the gaming revenue generated from the Company’s slot machines. The Company was considered to be the principal in these arrangements and therefore, recorded its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses.
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $192.7 million, $215.0 million, and $211.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Collective Bargaining Agreements
As of December 31, 2023, the Company had over 5,800 employees, over 1,400 of which were covered by various collective bargaining agreements. The Company’s collective bargaining agreements expire between 2024 and 2028. There can be no assurance that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to the Company.
Employment Agreements
The Company has entered into at-will employment agreements with certain of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executive officers are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive officer is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $5.3 million for Blake L. Sartini, $3.4 million for Charles H. Protell, $2.8 million for Stephen A. Arcana, and $1.1 million for Blake L. Sartini II (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2023, subject to amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options, RSUs and PSUs).
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

In January 2021, the Company was affected by a ransomware cybersecurity incident that temporarily disrupted the Company’s access to certain information located on the Company’s network and incurred expenses relating thereto. The Company’s financial information and business operations were not materially affected. The Company implemented a variety of measures to further enhance its cybersecurity protections and minimize the impact of any future cybersecurity incidents. The Company has insurance related to this event and has recovered a portion of the costs it incurred to remediate this matter, which amounts were received and recorded during 2021 and the three months ended March 31, 2022.
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
Note 14 – Related Party Transactions
The Company historically leased its office headquarters building from a company 33% beneficially owned by Blake L. Sartini, 5% owned by a trust for the benefit of Mr. Sartini’s immediate family members (including Blake L. Sartini, II) for which Mr. Sartini serves as a trustee, and 3% beneficially owned by Stephen A. Arcana. On May 24, 2021 the building was sold to an independent third party, and therefore this lease is no longer with a related party. The rent expense for the office headquarters building for the period in which the location was leased from a related party was $0.5 million for the year ended December 31, 2021. Additionally, a portion of the office headquarters building was sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2023, 2022, and 2021 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of December 31, 2023 and 2022. In addition, the Company and Sartini Enterprises, Inc. participate in certain cost-sharing arrangements. No amount was owed by the Company under such arrangements as of December 31, 2023 and 2022. Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is a co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company.
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Mr. Sartini, 3% beneficially owned by Mr. Arcana, and 1.67% owned by each of Mr. Sartini’s three children (including Blake L. Sartini, II). The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.3 million for each of the years ended December 31, 2023, 2022 and 2021. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and various cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department regularly reviews these reimbursements.
The Company incurred $0.3 million, $0.6 million, and $0.8 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the years ended December 31, 2023, 2022, and 2021, respectively. The Company was owed $0.1 million under such agreements as of December 31, 2023 and owed $0.1 million under such agreements as of December 31, 2022.
On May 18, 2022 and November 23, 2022, the Company repurchased 210,000 and 263,418 shares of its common stock, respectively, from Anthony A. Marnell III, an independent non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program. The repurchase prices were $42.61 and $41.35 per share, respectively, resulting in charges to accumulated deficit of $8.9 million and $10.9 million, respectively. All of the share repurchase transactions were approved by the Audit Committee of the Board of Directors prior to being executed.

Note 15 – Segment Information
As of December 31, 2023, the Company conducted its business through four reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, Nevada Taverns, and Distributed Gaming.
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
The Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius of these properties. The Company’s locals casino properties typically experience a higher frequency of customer visits compared to its casino resort properties, with many of the customers visiting the Company’s Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.
The Nevada Taverns segment is comprised of branded tavern locations, where the Company historically controlled the food and beverage operations. In connection with the sale of the distributed gaming operations in Nevada, the slot machines located within each tavern are operated by an affiliate of J&J Gaming on financial terms substantially consistent with the Company’s past practices. The Company’s branded taverns offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines.
Prior to its sale, the Distributed Gaming segment was comprised of the operation of slot machines and amusement devices in third party non-casino locations, such as restaurants, bars, taverns, convenience stores, liquor stores and grocery stores, across Nevada and Montana with a limited number of slot machines in each location. As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 3 — Divestitures and Assets Held for Sale,” on September 13, 2023, the Company completed the sale of its distributed gaming operations in Montana and on January 10, 2024, the Company completed the sale of its distributed gaming operations in Nevada.
As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 3 — Divestitures and Assets Held for Sale,” on July 25, 2023, the Company completed the sale of Rocky Gap. Prior to its sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment.
The Corporate and Other segment includes the Company’s cash and cash equivalents, miscellaneous receivables and corporate overhead. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable segments because these costs are not easily allocable and to do so would not be practical.
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision makers in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before interest and other non-operating income (expense), income taxes, depreciation and amortization, impairment of assets, severance expenses, preopening and related expenses, gain or loss on disposal of assets and businesses, share-based compensation expenses, non-cash lease expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues
Nevada Casino Resorts
Gaming	$160,371	$175,014	$179,793
Food and beverage	98,748	89,424	83,092
Rooms	109,996	104,375	94,952
Other (1)	43,943	38,137	31,875
Nevada Casino Resorts revenues	$413,058	$406,950	$389,712
Nevada Locals Casinos
Gaming	$112,772	$114,388	$120,537
Food and beverage	26,372	25,219	24,036
Rooms	10,331	10,162	7,626
Other (1)	7,960	7,745	7,656
Nevada Locals Casinos revenues	$157,435	$157,514	$159,855
Maryland Casino Resort (2)
Gaming	$33,159	$59,553	$60,797
Food and beverage	4,881	8,440	7,932
Rooms	4,322	7,787	7,224
Other	1,094	2,230	2,202
Maryland Casino Resort revenues	$43,456	$78,010	$78,155
Nevada Taverns
Gaming	$52,817	$53,619	$53,909
Food and beverage	51,642	51,564	52,002
Other (1)	4,756	4,782	4,259
Nevada Taverns revenues	$109,215	$109,965	$110,170
Distributed Gaming (3)
Gaming	$315,182	$358,332	$351,274
Food and beverage	765	716	753
Other (1)	4,733	6,424	5,387
Distributed Gaming revenues	$320,680	$365,472	$357,414
Corporate and other	9,305	3,808	1,237
Total Revenues	$1,053,149	$1,121,719	$1,096,543
(1) Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Leases” for details.
(2) Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.
(3) Comprised of distributed gaming operations in Nevada and Montana. On September 13, 2023, the Company completed the sale of its distributed gaming operations in Montana and on January 10, 2024, the Company completed the sale of its distributed gaming operations in Nevada. Refer to “Note 3 — Divestitures and Assets Held for Sale” and “Note 16 —Subsequent Events” for additional information.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Adjusted EBITDA
Nevada Casino Resorts	$120,256	$135,104	$149,077
Nevada Locals Casinos	73,846	75,848	80,005
Maryland Casino Resort (1)	12,652	25,383	26,697
Nevada Taverns	32,682	37,610	39,762
Distributed Gaming (2)	34,545	44,021	47,514
Corporate and other	(51,459)	(50,886)	(51,337)
Total Adjusted EBITDA	222,522	267,080	291,718
Adjustments
Other non-operating income	—	—	60,000
Depreciation and amortization	(88,933)	(100,123)	(106,692)
Non-cash lease expense	15	(165)	(762)
Share-based compensation	(13,476)	(13,433)	(14,401)
Gain (loss) on disposal of assets	228	(934)	(1,260)
Gain on sale of businesses	303,179	—	—
Loss on debt extinguishment and modification	(1,734)	(1,590)	(975)
Preopening and related expenses (3)	(760)	(161)	(246)
Severance expenses	(149)	(378)	(228)
Impairment of assets	(12,072)	—	—
Other, net	(11,342)	(3,939)	(2,089)
Interest expense, net	(65,515)	(63,490)	(62,853)
Income tax provision	(76,207)	(521)	(436)
Net income	$255,756	$82,346	$161,776
(1) Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.
(2) Comprised of distributed gaming operations in Nevada and Montana. On September 13, 2023, the Company completed the sale of its distributed gaming operations in Montana and on January 10, 2024, the Company completed the sale of its distributed gaming operations in Nevada. Refer to “Note 3 — Divestitures and Assets Held for Sale” and “Note 16 — Subsequent Events” for additional information.
(3) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within the casino locations.
Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Maryland Casino Resort	Nevada Taverns	Distributed Gaming	Corporate and Other	Consolidated
Balance at December 31, 2023	$758,622	$160,059	$—	$148,250	$204,271	$181,081	$1,452,283

Balance at December 31, 2022	$784,242	$164,580	$39,562	$145,065	$258,260	$116,961	$1,508,670

Capital Expenditures
The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts (1)	Nevada Locals Casinos (2)	Maryland Casino Resort	Nevada Taverns (3)	Distributed Gaming (4)	Corporate and Other (5)	Consolidated
For the year ended December 31, 2023	$60,441	$5,691	$435	$3,369	$9,537	$6,404	$85,877

For the year ended December 31, 2022	$26,347	$4,035	$1,878	$2,712	$9,146	$7,301	$51,419

For the year ended December 31, 2021	$7,859	$2,813	$1,447	$1,573	$9,912	$5,655	$29,259
(1)Capital expenditures in the Nevada Casino Resorts segment exclude non-cash purchases of property and equipment of $1.0 million, $5.0 million, and $0.6 million as of December 31, 2023, 2022, and 2021, respectively.
(2)Capital expenditures in the Nevada Locals Casinos segment exclude non-cash purchases of property and equipment of $0.1 million and $0.2 million as of December 31, 2022 and 2021, respectively.
(3)Capital expenditures in the Nevada Taverns segment exclude non-cash purchases of property and equipment of $0.7 million, $0.2 million, and $0.3 million as of December 31, 2023, 2022 and 2021, respectively.
(4)Capital expenditures in the Distributed Gaming segment exclude non-cash purchases of property and equipment of $0.2 million and $0.3 million as of December 31, 2023 and 2021, respectively.
(5)Capital expenditures for Corporate and Other exclude non-cash purchases of property and equipment of $0.3 million, $0.1 million and $0.5 million as of December 31, 2023, 2022 and 2021, respectively.
Note 16 – Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
On January 10, 2024, the Company completed the sale of its distributed gaming operations in Nevada for cash consideration of $213.5 million plus working capital and other adjustments and purchased cash at closing. The Company incurred $0.4 million in transaction costs related to the sale of the distributed gaming operations in Nevada for the year ended December 31, 2023, which were recorded in selling and administrative expenses. In January 2024, the Company incurred an additional $1.3 million in transaction costs, which were not included in the Company’s statement of operations for the year ended December 31, 2023.
On February 27, 2024, the Board of Directors declared a recurring quarterly cash dividend discussed in Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and “Liquidity and Capital Resources” in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
There were no additional subsequent events that occurred after December 31, 2023 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of December 31, 2023.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.
c.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2023.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2024 annual meeting of shareholders (the “2024 Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.
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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during our fiscal year ended December 31, 2023, all of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.
In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2024 Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners will be included in the 2024 Proxy Statement under the heading “Ownership of Securities,” and is incorporated herein by reference.
The following table provides certain information as of December 31, 2023 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
Golden Entertainment, Inc. 2015 Incentive Award Plan (2)	1,886,354	$9.16	3,630,600
2007 Lakes Stock Option and Compensation Plan	25,000	$11.50	—
Total	1,911,354	$9.19	3,630,600
(1)In accordance with the provisions of the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), our Board of Directors’ declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allows us to make such equitable adjustments at its discretion. As a result, on August 25, 2023, we elected to adjust the exercise price of vested but unexercised stock option awards to reflect an amount as if the cash dividend had been paid in stock. The conditions of each option grant remain the same.
(2)As of December 31, 2023, we had 428,762 time-based restricted stock units and 471,935 performance-based restricted stock units outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2024 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the 2024 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
GOLDEN ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance –Beginning of Period	Increase	Decrease	Balance – End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2023	$5,680	$—	$(5,680)	$—
Year Ended December 31, 2022	30,783	—	(25,103)	5,680
Year Ended December 31, 2021	62,724	—	(31,941)	30,783
(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated August 24, 2022, by and among Lakes Maryland Development, LLC, a Minnesota limited liability company, Century Casinos, Inc., a Delaware Corporation, VICI Properties, L.P., a Delaware limited partnership, and Golden Entertainment, Inc.	8-K	000-24993	2.1	8/25/2022

2.2	Real Estate Purchase Agreement, dated as of August 24, 2022, by and between Evitts Resort, LLC and VICI Properties L.P.	8-K	000-24993	2.2	8/25/2022

2.3	Membership Interest Purchase Agreement (Montana), dated as of March 3, 2023, by and among J&J Ventures Gaming of Montana, LLC, Golden Holdings, Inc., Golden Entertainment, Inc. and J&J Ventures Gaming, LLC.	8-K	000-24993	2.1	3/6/2023

2.4	Membership Interest Purchase Agreement (Nevada), dated as of March 3, 2023, by and among J&J Ventures Gaming of Nevada, LLC, Golden Gaming, LLC and Golden Entertainment, Inc.	8-K	000-24993	2.2	3/6/2023

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Ninth Amended and Restated Bylaws of Golden Entertainment, Inc.	10-Q	000-24993	3.1	11/7/2022

4.1	Indenture, dated as of April 15, 2019, between Golden Entertainment, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee	10-Q	000-24993	4.1	5/10/2019

4.2	Form of 7.625% Senior Note due 2026 of Golden Entertainment, Inc. (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 10, 2019)	10-Q	000-24993	4.1	5/10/2019

4.3	Description of Registered Securities	10-K	000-24993	4.3	3/13/2020

10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.1.3	Incremental Joinder Agreement No. 3 and First Amendment to First Lien Credit Agreement, dated as of October 12, 2021, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	10/14/2021

10.1.4	Second Amendment to First Lien Credit Agreement, dated as of May 26, 2023, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	5/30/2023

10.2	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.4	Noncompetition agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.5#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.5.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.5.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

10.5.3#	Third Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/6/2022

10.6#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.6.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

10.6.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

10.6.3#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.1	11/8/2019

10.6.4#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Charles H. Protell	10-Q	000-24993	10.2	5/6/2022

10.7#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

10.7.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.12.1	3/14/2016

10.7.2#	Second Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Stephen Arcana	10-K	000-24993	10.11.2	3/16/2017

10.7.3#	Third Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Stephen Arcana	10-Q	000-24993	10.2	5/10/2018

10.7.4#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Stephen A. Arcana	10-Q	000-24993	10.30	5/6/2022

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8#	Amended and Restated Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-K	000-24993	10.15	3/16/2017

10.8.1#	First Amendment to Amended and Restated Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.4	5/10/2018

10.8.2#	Second Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.4	5/6/2022

10.8.3#	Third Amendment to Employment Agreement, dated as of January 9, 2023, by and between Golden Entertainment, Inc. and Blake L. Sartini II	10-Q	000-24993	10.1	5/10/2023

10.9#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.9.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.9.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.9.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.10#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.10.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.10.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.10.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.10.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

10.11#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

19	Golden Entertainment, Inc. Insider Trading Compliance Policy and Procedures					√

21.1	Subsidiaries of Golden Entertainment, Inc.					√

23.1	Consent of Independent Registered Public Accounting Firm					√

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√

97	Golden Entertainment, Inc. Policy for Recovery of Erroneously Awarded Compensation					√

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					√

101.SCH	Inline XBRL Taxonomy Extension Schema					√

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					√

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document					√

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					√

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					√

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					√
#    Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2024	GOLDEN ENTERTAINMENT, INC.
Registrant

	By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2024.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board and Chief Executive Officer
Blake L. Sartini	(Principal Executive Officer)

/s/ CHARLES H. PROTELL	President and Chief Financial Officer
Charles H. Protell	(Principal Financial Officer)

/s/ THOMAS E. HAAS	Senior Vice President of Accounting
Thomas E. Haas	(Principal Accounting Officer)

/s/ ANDY H. CHIEN	Director
Andy H. Chien

/s/ ANN D. DOZIER	Director
Ann D. Dozier

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ ANTHONY A. MARNELL III	Director
Anthony A. Marnell III

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright