Form 10-Q
period 2024-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2024-05-09
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2024, the registrant had 28,948,741 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$404,338	$157,550
Accounts receivable, net of allowance for credit losses of $257 and $696 at March 31, 2024 and December 31, 2023, respectively	17,691	16,951
Prepaid expenses	19,931	22,042
Inventories	7,277	8,097
Other	530	531
Assets held for sale	—	204,271
Total current assets	449,767	409,442
Property and equipment, net	789,557	786,145
Operating lease right-of-use assets, net	79,175	79,396
Goodwill	84,325	84,325
Intangible assets, net	53,469	53,935
Deferred income tax assets	37,351	29,508
Other assets	8,287	9,532
Total assets	$1,501,931	$1,452,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$5,199	$4,596
Current portion of operating leases	13,766	13,745
Accounts payable	28,336	18,702
Income tax payable	77,253	42,055
Accrued payroll and related	17,484	21,406
Accrued liabilities	48,181	34,639
Liabilities related to assets held for sale	—	39,233
Total current liabilities	190,219	174,376
Long-term debt, net and non-current finance leases	660,874	658,521
Non-current operating leases	80,927	81,325
Other long-term obligations	289	328
Total liabilities	932,309	914,550
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,949 and 28,669 common shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	290	287
Additional paid-in capital	473,130	475,970
Retained earnings	96,202	61,476
Total shareholders’ equity	569,622	537,733
Total liabilities and shareholders’ equity	$1,501,931	$1,452,283
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Gaming	$86,949	$188,087
Food and beverage	43,661	46,271
Rooms	29,400	30,577
Other	14,037	13,116
Total revenues	174,047	278,051
Expenses
Gaming	26,891	106,926
Food and beverage	34,176	34,022
Rooms	16,234	14,781
Other operating	4,080	3,830
Selling, general and administrative	59,987	62,036
Depreciation and amortization	22,120	23,508
Loss (gain) on disposal of assets	14	(86)
Gain on sale of business	(69,736)	—
Preopening expenses	139	384
Total expenses	93,905	245,401
Operating income	80,142	32,650
Non-operating expense
Interest expense, net	(10,686)	(18,236)
Total non-operating expense, net	(10,686)	(18,236)
Income before income tax provision	69,456	14,414
Income tax provision	(27,493)	(2,784)
Net income	$41,963	$11,630

Weighted-average common shares outstanding
Basic	28,724	28,308
Diluted	30,679	30,904
Net income per share
Basic	$1.46	$0.41
Diluted	$1.37	$0.38
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	658	6	—	—	6
Share-based compensation	—	—	3,290	—	3,290
Tax benefit from share-based compensation	—	—	(15,373)	—	(15,373)
Net income	—	—	—	11,630	11,630
Balance, March 31, 2023	28,837	$288	$467,977	$(115,792)	$352,473

	Common stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	28,669	$287	$475,970	$61,476	$537,733
Issuance of stock on options exercised and restricted stock units vested	280	3	—	—	3
Share-based compensation	—	—	3,041	—	3,041
Tax benefit from share-based compensation	—	—	(5,881)	—	(5,881)
Dividend payable	—	—	—	(7,237)	(7,237)
Net income	—	—	—	41,963	41,963
Balance, March 31, 2024	28,949	$290	$473,130	$96,202	$569,622
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$41,963	$11,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,120	23,508
Non-cash lease expense	(85)	33
Share-based compensation	3,041	3,290
Amortization of debt issuance costs and discounts on debt	937	1,079
Loss (gain) on disposal of assets	14	(86)
Gain on sale of business	(69,736)	—
Provision for credit losses	59	232
Deferred income taxes	(7,843)	—
Changes in operating assets and liabilities:
Accounts receivable	(251)	2,691
Prepaid expenses, inventories and other current assets	53	6,690
Other assets	(2,492)	144
Accounts payable and other accrued expenses	3,263	5,434
Income tax payable	35,198	—
Other liabilities	(446)	(99)
Net cash provided by operating activities	25,795	54,546
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(16,259)	(25,072)
Proceeds from disposal of property and equipment	—	211
Proceeds from sale of business, net of cash transferred	204,858	—
Net cash provided by (used in) investing activities	188,599	(24,861)
Cash flows from financing activities
Repayments of term loan	(1,000)	—
Repayments of notes payable	(440)	(24)
Principal payments under finance leases	(338)	(125)
Tax withholding on share-based payments	(5,881)	(15,373)
Proceeds from issuance of common stock, net of costs	3	6
Net cash used in financing activities	(7,656)	(15,516)

Change in cash and cash equivalents	206,738	14,169
Balance, beginning of period	197,600	142,034
Balance, end of period	$404,338	$156,203

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow disclosures
Cash paid for interest	$8,386	$11,109
Non-cash investing and financing activities
Assets acquired under finance lease obligations	$3,631	$—
Payables incurred for capital expenditures	7,421	2,342
Operating lease right-of-use assets obtained in exchange for lease obligations	3,098	110
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Condensed Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Overview
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. The Company’s portfolio includes eight casino properties located in Nevada, as well as 71 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Unless otherwise indicated, the term the “Company” refers to Golden Entertainment, Inc. together with its subsidiaries.
As of March 31, 2024, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns. Each reportable segment was comprised of the following properties and operations:

Reportable Segment	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Casino Resort (“Edgewater”)	Laughlin, Nevada
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Nevada Taverns
69 branded tavern locations (1)	Nevada
(1) Subsequent to the end of the first quarter of 2024, the Company acquired the operations of Great American Pub (“GAP”), as described below, which included the acquisition of two tavern locations.
The Company completed the sales of Rocky Gap Casino Resort (“Rocky Gap”) on July 25, 2023 for aggregate cash consideration of $260.0 million and its distributed gaming operations in Montana on September 13, 2023 for cash consideration of $109.0 million plus working capital and other adjustments and net of cash transferred at closing. On January 10, 2024, the Company completed the sale of its distributed gaming operations in Nevada for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to their sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment, and the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in the Company’s Distributed Gaming reportable segment. Refer to the discussion in “Note 2 — Divestitures” and “Note 11 — Segment Information” for further information.
On April 22, 2024, the Company acquired the operations of GAP, comprised of two tavern locations in Nevada, for cash consideration of $7.3 million, thus expanding the Company’s branded tavern portfolio to 71 locations. The acquired GAP taverns have been included in the Company’s Nevada Taverns reportable segment from the date of acquisition.
Basis of Presentation
The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, refer to the audited consolidated financial statements of the Company for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and highly liquid investments with original maturities of three months or less. As of March 31, 2024, the Company had $404.3 million in cash and cash equivalents. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. No shares of common stock related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) were anti-dilutive for the three months ended March 31, 2024. For the three months ended March 31, 2023, diluted net income per share excluded the weighted average effect of 51,819 shares of common stock, related to time-based and performance-based restricted stock units due to such shares being anti-dilutive.
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
Accounting Standards Issued and Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this standard effective January 1, 2024 and will include the required disclosures in its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. The adoption of this ASU did not have a material impact on the Company’s financial statements or disclosures.
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
Note 2 — Divestitures
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” the Company completed the sales of Rocky Gap and its distributed gaming operations in Montana and Nevada on July 25, 2023, September 13, 2023 and January 10, 2024, respectively.

Operations of Rocky Gap had historically been presented in the Company’s Maryland Casino Resort reportable segment. The Company incurred $8.5 million in transaction costs since the announcement of the Rocky Gap sale on August 25, 2022, $0.2 million of which were incurred in 2022 and $8.3 million of which were incurred in 2023. The results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and had historically been presented in the Company’s Distributed Gaming reportable segment. Since the announcement of the distributed gaming operations sale on March 3, 2023, the Company incurred $0.8 million and $0.4 million in transaction costs related to the sales of the distributed gaming operations in Montana and Nevada, respectively, during the year ended December 31, 2023. The Company incurred an additional $2.0 million in transaction costs related to the sale of the distributed gaming operations in Nevada upon completion of the divestiture during the first quarter of 2024. The Company recorded transaction costs in selling, general and administrative expenses as incurred.
The Company classifies assets as held for sale when a sale is probable, is expected to be completed within one year, and the asset group meets all of the accounting criteria to be classified as held for sale. Gains or losses associated with the disposal of assets held for sale are recorded within operating expenses, and the Company ceases recording depreciation and amortization of the long-lived assets included in the sale from the date of execution of the definitive agreement for the sale.
The assets and liabilities of the distributed gaming operations in Nevada classified as held for sale as of December 31, 2023, and subsequently sold on January 10, 2024, are presented in the table below:

December 31, 2023
(In thousands)	Distributed Gaming- Nevada
ASSETS
Current assets
Cash and cash equivalents	$40,050
Accounts receivables, net	1,945
Prepaid expenses	1,018
Other	2,298
Total current assets held for sale	45,311
Property and equipment, net	21,221
Operating lease right-of-use assets, net	33,601
Goodwill	69,452
Intangible assets, net	28,379
Other assets	6,307
Total assets held for sale	$204,271
LIABILITIES
Current liabilities
Current portion of long-term debt and finance leases	$1,131
Current portion of operating leases	23,323
Accounts payable	1,826
Accrued payroll and related	1,123
Other accrued liabilities	1,151
Total current liabilities related to assets held for sale	28,554
Non-current operating leases	10,614
Other long-term obligations	65
Total liabilities related to assets held for sale	$39,233
The following information presents the revenues and pretax income generated by Rocky Gap and the Company’s distributed gaming operations in Montana and Nevada previously reported as held for sale and divested on July 25, 2023, September 13, 2023 and January 10, 2024, respectively:

	Three Months Ended March 31,
(In thousands)	2024	2023
Maryland Casino Resort
Revenues	$—	$18,128
Pretax income	—	5,117
Distributed Gaming- Montana
Revenues	$—	$28,553
Pretax income	—	2,459
Distributed Gaming- Nevada
Revenues	$6,019	$61,848
Pretax income	476	5,084
Note 3 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Land	$125,240	$125,240
Building and improvements	966,105	955,859
Furniture and equipment	199,505	190,048
Construction in process	14,223	10,561
Property and equipment	1,305,073	1,281,708
Accumulated depreciation	(515,516)	(495,563)
Property and equipment, net	$789,557	$786,145
Depreciation expense for property and equipment, including finance leases, was $21.6 million and $22.2 million for the three months ended March 31, 2024 and 2023, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company concluded that there was no impairment of the Company’s long-lived assets for the three months ended March 31, 2024 and 2023.
Note 4 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three months ended March 31, 2024 and 2023, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Goodwill
Balance, December 31, 2023	$22,105	$38,187	$24,033	$84,325
Balance, March 31, 2024	$22,105	$38,187	$24,033	$84,325

Intangible assets, net, consisted of the following:

	March 31, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$54,790	$—	$(6,890)	$47,900
		54,790	—	(6,890)	47,900
Amortizing intangible assets
Player relationships	2-14	43,916	(41,245)	—	2,671
Non-compete agreements	2-5	5,747	(2,849)	—	2,898
		49,663	(44,094)	—	5,569
Balance, March 31, 2024		$104,453	$(44,094)	$(6,890)	$53,469

	December 31, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$54,790	$—	$(6,890)	$47,900
		54,790	—	(6,890)	47,900
Amortizing intangible assets
Player relationships	2-14	43,916	(41,050)	—	2,866
Non-compete agreements	2-5	5,747	(2,578)	—	3,169
		49,663	(43,628)	—	6,035
Balance, December 31, 2023		$104,453	$(43,628)	$(6,890)	$53,935
Total amortization expense related to intangible assets was $0.5 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Gaming liabilities	$10,838	$10,726
Interest	9,931	4,572
Uncertain tax positions payable	7,893	7,755
Dividend payable	7,237	—
Accrued taxes, other than income taxes	5,780	5,193
Other accrued liabilities	4,384	4,538
Deposits	2,118	1,855
Total current accrued liabilities	$48,181	$34,639

Note 6 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Term Loan B-1	$397,000	$398,000
2026 Unsecured Notes	276,453	276,453
Finance lease liabilities	4,983	1,691
Notes payable	222	438
Total long-term debt and finance leases	678,658	676,582
Unamortized discount	(6,921)	(7,423)
Unamortized debt issuance costs	(5,664)	(6,042)
Total long-term debt and finance leases after debt issuance costs and discount	666,073	663,117
Current portion of long-term debt and finance leases	(5,199)	(4,596)
Long-term debt, net and finance leases	$660,874	$658,521
Senior Secured Credit Facility
The Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) comprises a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2024, the Company had $397 million in principal amount of outstanding Term Loan B-1 borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company.
On May 26, 2023, the Company modified the terms of the Credit Facility by (1) extending the maturity date of the Revolving Credit Facility from April 20, 2024 to the earlier of May 26, 2028 and 91 days prior to April 15, 2026, the stated maturity date of the Company’s 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”), for so long as any indebtedness remains outstanding under the 2026 Unsecured Notes (the “Springing Maturity Date”), and (2) establishing Term Loan B-1 with a maturity date of the earlier of May 26, 2030 and the Springing Maturity Date. Term Loan B-1 was fully drawn at the time of such modification, with the proceeds thereof used to repay a portion of the Company’s then-existing term loan B borrowings under the Credit Facility (the “Term Loan B”). The remainder of the Term Loan B was repaid in full in July 2023 using a portion of the proceeds from the sale of Rocky Gap. On April 15, 2024, the Company redeemed and repaid in full all of its 2026 Unsecured Notes, thereby eliminating the Springing Maturity Date provision, meaning that the maturity date of the Revolving Credit Facility is now fixed at May 26, 2028 and the maturity date of the Term Loan B-1 is now fixed at May 26, 2030. Refer to “Note 13 — Subsequent Events” for further information.
Under the Credit Facility, the Term Loan B-1 bears interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.50%), plus a margin of 1.75% or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10% (subject to a floor of 0.50%), plus a margin of 2.75%. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.00%), plus a margin ranging from 1.00% to 1.50% based on the Company’s net leverage ratio, or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10%, plus a margin ranging from 2.00% to 2.50% based on the Company’s net leverage ratio. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility for the three months ended March 31, 2024 was 8.19%.
The Term Loan B-1 is repayable in 27 quarterly installments of $1 million each, which commenced in September 2023, followed by a final installment of $373 million due at maturity.
The Company was in compliance with its financial and other covenants under the Credit Facility as of March 31, 2024.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 2026 Unsecured Notes in a private placement to institutional buyers at face value, of which $276.5 million were outstanding as of March 31, 2024. The 2026 Unsecured Notes bore interest at 7.625%, payable semi-annually on April 15th and October 15th of each year. On April 15, 2024, the Company redeemed and repaid in full all of its 2026 Unsecured Notes. Refer to “Note 13 — Subsequent Events” for further information.

Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On July 27, 2023, the Company’s Board of Directors increased its share repurchase program to $100 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. The Company did not repurchase any of its shares during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had $90.9 million of remaining share repurchase availability under its July 27, 2023 authorization.
Dividends
On February 27, 2024, the Company’s Board of Directors declared a recurring quarterly cash dividend of $0.25 per share of the Company’s common stock, the first of which was paid on April 4, 2024 to shareholders of record as of March 18, 2024 in the amount of $7.2 million in the aggregate.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2024	1,911,354	$9.19
Granted	—	$—
Exercised	(13,000)	$10.51
Cancelled	—	$—
Expired	—	$—
Outstanding at March 31, 2024	1,898,354	$9.18
Exercisable at March 31, 2024	1,898,354	$9.18
There was no share-based compensation expense related to stock options for the three months ended March 31, 2024 and 2023. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of March 31, 2024 and 2023.
Restricted Stock Units
The following table summarizes the Company’s activity related to RSUs and PSUs:

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	428,762	$34.09	471,935	(1)	$36.40
Granted (2)	202,826	$34.22	131,906		$34.06
Vested	(170,783)	$37.40	(272,362)	(3)	$29.00
Cancelled	—	$—	(37,101)	(4)	$41.92
Outstanding at March 31, 2024	460,805	$32.95	294,378		$41.33
(1)    Includes PSUs granted in March 2021 (“2021 PSU Awards”) at 200% of the target, PSUs granted in March 2022 at 89.6% of the target and PSUs granted in March 2023 (“2023 PSU Awards”) at 100% of the target.
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
(3)    Represents 2021 PSU Awards that vested in March 2024 at 200% of the target PSUs.

(4)    The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2024 and 69.3% of the target 2023 PSU Awards were deemed “earned.” This resulted in the reduction of the PSUs granted in March 2023 to the number of PSUs eligible to vest from 120,825 to 83,724.
Share-based compensation expense related to RSUs was $1.8 million for each of the three months ended March 31, 2024 and 2023. Share-based compensation expense related to PSUs was $1.2 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, there was $12.4 million and $7.9 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.7 years and 2.2 years for RSUs and PSUs, respectively. As of March 31, 2023, there was $12.2 million and $9.7 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.8 years and 1.6 years for RSUs and PSUs, respectively.
As of March 31, 2024, a total of 4,348,412 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2024 of 1,146,766 shares.
Note 8 — Income Tax
The Company’s effective income tax rates were 39.6% and 19.3% for the three months ended March 31, 2024 and 2023, respectively. The Company recorded income tax expense of $27.5 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the Company’s 2017 and 2018 federal tax returns were under audit by the IRS. The IRS has proposed adjustments to the Company’s fixed asset classification, which resulted in recording $7.2 million in uncertain tax positions (“UTP”) with an additional $0.7 million of UTP payable related to interest as of December 31, 2023. As of March 31, 2024, the Company’s UTP payable was $7.9 million, which was comprised of $7.2 million in UTP and $0.7 million in accrued interest.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	March 31, 2024
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$397,000	$397,993	Level 2
2026 Unsecured Notes	276,453	275,762	Level 2
Finance lease liabilities	4,983	4,983	Level 3
Notes payable	222	222	Level 3
Total debt	$678,658	$678,960

	December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$398,000	$399,493	Level 2
2026 Unsecured Notes	276,453	277,144	Level 2
Finance lease liabilities	1,691	1,691	Level 3
Notes payable	438	438	Level 3
Total debt	$676,582	$678,766
The estimated fair value of the Company’s Term Loan B-1 and 2026 Unsecured Notes is based on a relative value analysis performed as of March 31, 2024 and December 31, 2023. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value is estimated to be equal to the carrying value.
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $3.9 million and $53.3 million for the three months ended March 31, 2024 and 2023, respectively.
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
Note 11 — Segment Information
As of March 31, 2024, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.
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
The Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages and are typically limited to 15 slot machines. Prior to the sale of the Company’s distributed gaming operations in Nevada, the Company owned and operated the slot machines located within each tavern. Following the sale, slot machines at the Company’s branded tavern locations are owned and operated by the independent third party that acquired the distributed gaming operations from the Company.
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” the Company completed the sales of Rocky Gap and its distributed gaming operations in Montana and Nevada on July 25, 2023, September 13, 2023 and January 10, 2024, respectively. Prior to its sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment. Prior to their sale, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in the Company’s Distributed Gaming reportable segment.
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
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues
Nevada Casino Resorts
Gaming	$40,289	$42,293
Food and beverage	24,263	24,231
Rooms	26,949	26,210
Other	9,511	7,442
Nevada Casino Resorts revenues	$101,012	$100,176
Nevada Locals Casinos
Gaming	$27,820	$29,649
Food and beverage	6,653	6,691
Rooms	2,451	2,822
Other	2,067	2,076
Nevada Locals Casinos revenues	$38,991	$41,238
Maryland Casino Resort (1)
Gaming	$—	$14,514
Food and beverage	—	1,866
Rooms	—	1,545
Other	—	203
Maryland Casino Resort revenues	$—	$18,128
Nevada Taverns
Gaming	$12,859	$13,025
Food and beverage	12,728	13,305
Other	2,220	1,263
Nevada Taverns revenue	$27,807	$27,593
Distributed Gaming (2)
Gaming	$5,981	$88,606
Food and beverage	17	178
Other	21	1,617
Distributed Gaming revenues	$6,019	$90,401
Corporate and other	218	515
Total revenues	$174,047	$278,051
(1) Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.
(2) Comprised of distributed gaming operations in Montana (for the three months ended March 31, 2023 only) and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively.

	Three Months Ended March 31,
(In thousands)	2024	2023
Adjusted EBITDA
Nevada Casino Resorts	$26,891	$31,711
Nevada Locals Casinos	17,536	20,160
Maryland Casino Resort (1)	—	5,128
Nevada Taverns	7,561	8,538
Distributed Gaming (2)	484	9,784
Corporate and other	(11,480)	(13,154)
Total Adjusted EBITDA	40,992	62,167
Adjustments
Depreciation and amortization	(22,120)	(23,508)
Non-cash lease expense	85	(33)
Share-based compensation	(3,269)	(3,893)
(Loss) gain on disposal of assets	(14)	86
Gain on sale of business	69,736	—
Preopening and related expenses (3)	(139)	(384)
Other, net	(5,129)	(1,785)
Interest expense, net	(10,686)	(18,236)
Income tax provision	(27,493)	(2,784)
Net Income	$41,963	$11,630
(1) Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.
(2) Comprised of distributed gaming operations in Montana (for the three months ended March 31, 2023 only) and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively.
(3) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within the casino locations.
Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Corporate and Other	Consolidated
Balance at March 31, 2024	$755,685	$161,253	$146,598	$—	$438,395	$1,501,931

Balance at December 31, 2023	$758,622	$160,059	$148,250	$204,271	$181,081	$1,452,283
Note 12 — Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Blake L. Sartini, 3% beneficially owned by Mr. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Company’s Chief Development Officer. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for each of the three months ended March 31, 2024 and 2023. Additionally, the lease agreement includes a right of first refusal for additional space on the second floor of the building.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three months ended March 31, 2024 and 2023 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of March 31, 2024 and December 31, 2023.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for

Company business purposes pursuant to aircraft time-sharing, co-user and various cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department reviews the cost-sharing arrangements and reimbursements on a regular basis.
The Company did not incur any costs under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the three months ended March 31, 2024 and the Company incurred $0.1 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the three ended March 31, 2023. The Company was owed $0.1 million under such agreements as of each of March 31, 2024 and December 31, 2023.
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
On April 15, 2024, the Company redeemed and repaid in full all of its 2026 Unsecured Notes for an aggregate amount equal to $287.0 million, consisting of $276.5 million in principal and $10.5 million in accrued and unpaid interest, and discharged all of the Company’s obligations under the indenture governing the 2026 Unsecured Notes. The Company recorded a $4.4 million loss on debt extinguishment related to the redemption of the 2026 Unsecured Notes.
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” subsequent to the end of the first quarter of 2024, on April 22, 2024, the Company acquired the operations of GAP, comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired GAP taverns have been included in the Company’s Nevada Taverns reportable segment from the date of acquisition.
On May 2, 2024, the Company’s Board of Directors authorized its second recurring quarterly cash dividend as discussed in “Liquidity and Capital Resources” in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
There were no additional subsequent events that occurred after March 31, 2024 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months ended March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “us” and “our” refer to Golden Entertainment, Inc. together with its subsidiaries.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) previously filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. Our portfolio includes eight casino properties located in Nevada, as well as 71 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.
We completed the sales of Rocky Gap Casino Resort (“Rocky Gap”) on July 25, 2023 for aggregate cash consideration of $260.0 million and our distributed gaming operations in Montana on September 13, 2023 for cash consideration of $109.0 million plus working capital and other adjustments and net of cash transferred at closing. On January 10, 2024, we completed the sale of our distributed gaming operations in Nevada for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to their sale, the operations of Rocky Gap were presented in our Maryland Casino Resort reportable segment, and the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in our Distributed Gaming reportable segment. Refer to “Note 2 — Divestitures” in Part I, Item 1: Financial Statements for further information.
On April 22, 2024, we acquired the operations of Great American Pub (“GAP”), comprised of two tavern locations in Nevada, for cash consideration of $7.3 million, thus expanding Golden’s branded tavern portfolio to 71 locations. The acquired GAP taverns have been included in our Nevada Taverns reportable segment from the date of acquisition.
Operations
As of March 31, 2024, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals

Casinos and Nevada Taverns.
The following table sets forth certain information regarding our operations by reportable segment as of March 31, 2024:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	791	38	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,057	29	1,906
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	57,457	706	13	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	595	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	713	10	259
Gold Town Casino	Pahrump, NV	10,000	187	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	168	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	335	9	69
Nevada Taverns
69 branded tavern locations (1)	Nevada	—	1,093	—	—
Totals		360,073	5,645	99	6,003
(1) Subsequent to the end of the first quarter of 2024, we acquired the operations of GAP, as described above, which included the acquisition of two tavern locations.
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
Laughlin casinos: We own and operate two casino resorts in Laughlin, Nevada, the Aquarius and the Edgewater, which are located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming, race and sports book facilities at each property, the Aquarius has eight restaurants and the Edgewater offers five restaurants. The Edgewater also offers a new bingo facility and dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center.
The operations of Colorado Belle Casino Resort have remained suspended since March 2020 and we voluntarily surrendered our gaming license for the property on June 30, 2023.
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
Arizona Charlie’s casinos: Our Arizona Charlie’s Boulder and Arizona Charlie’s Decatur casino properties primarily serve local

Las Vegas gaming patrons, and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming, race and sports book facilities and bingo facilities, Arizona Charlie’s Boulder offers three restaurants and an RV park with 221 RV hook-up sites and Arizona Charlie’s Decatur offers four restaurants.
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
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Prior to the sale of our distributed gaming operations in Nevada, we owned and operated the slot machines located within each tavern. Following the sale, slot machines at our branded tavern locations are owned and operated by the independent third party that acquired the distributed gaming operations from us. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, PT’s Place, PT’s Wings & Sports, Sean Patrick’s, Sierra Gold, SG Bar, Sierra Junction, and Lucky’s. As of March 31, 2024, we owned and operated 69 branded taverns, which offered nearly 1,100 onsite slot machines.
On April 22, 2024, we acquired the operations of GAP, comprised of two tavern locations in Nevada, for cash consideration of $7.3 million, thus expanding our branded tavern portfolio to 71 locations and over 1,100 onsite slot machines. The acquired GAP taverns have been included in our Nevada Taverns reportable segment from the date of acquisition. We continue to look for opportunities to pursue additional tavern openings and acquisitions.

Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues
Gaming	$86,949	$188,087
Food and beverage	43,661	46,271
Rooms	29,400	30,577
Other	14,037	13,116
Total revenues	174,047	278,051
Expenses
Gaming	26,891	106,926
Food and beverage	34,176	34,022
Rooms	16,234	14,781
Other operating	4,080	3,830
Selling, general and administrative	59,987	62,036
Depreciation and amortization	22,120	23,508
Loss (gain) on disposal of assets	14	(86)
Gain on sale of business	(69,736)	—
Preopening expenses	139	384
Total expenses	93,905	245,401
Operating income	80,142	32,650
Non-operating expense
Interest expense, net	(10,686)	(18,236)
Total non-operating expense, net	(10,686)	(18,236)
Income before income tax provision	69,456	14,414
Income tax provision	(27,493)	(2,784)
Net income	$41,963	$11,630
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues
The $104.0 million, or 37%, decrease in revenues for the three months ended March 31, 2024 compared to the prior year period resulted from decreases of $101.1 million, $2.6 million and $1.2 million in gaming, food and beverage and rooms revenues, respectively, offset by $0.9 million increase in other revenues. The decrease in gaming revenues was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada that were sold on July 25, 2023, September 13, 2023 and January 10, 2024, respectively. The decrease in food and beverage revenues was primarily driven by the exclusion of the results of Rocky Gap, and the decrease in rooms revenues reflected both lower occupancy levels at our Nevada Locals Casinos and the exclusion of Rocky Gap in the current year period. The increase in other revenues was primarily driven by an increase in the number of events hosted at our Laughlin Event Center, followed by an increase in fees on the usage of our amenities within certain of our Nevada Casino Resorts properties, as well as sublease revenue generated by select tavern locations, partially offset by the exclusion of the results of Rocky Gap in the current year period.
Operating Expenses
The $78.2 million, or 49%, decrease in operating expenses for the three months ended March 31, 2024 compared to the prior year period related to a $80.0 million decrease in gaming operating expenses primarily as a result of the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada following their respective dates of sale. The decrease was partially offset by increases of $0.1 million, $1.5 million and $0.2 million in food and beverage, rooms, and other operating expenses, respectively, primarily as a result of higher labor costs incurred during the three months ended March 31, 2024.

Selling, General and Administrative Expenses
The $2.0 million, or 3%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2024 compared to the prior year period was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada following the respective dates of sale. This decrease was partially offset by an increase in marketing and advertising for the special events hosted during the period, as well as an increase in costs related to insurance, utilities, legal and vendor fees, and maintenance contract fees.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $1.4 million, or 6%, for the three months ended March 31, 2024 compared to the prior year period was primarily related to the exclusion of the depreciation and amortization of our distributed gaming operations in Montana and Nevada following their classification as assets held for sale in March 2023. The decrease in depreciation and amortization expenses for the three months ended March 31, 2024 was partially offset by the depreciation on new assets placed in service as a result of our acquisition of taverns and opening of new entertainment venues within our Nevada Casino Resorts segment.
Gain or Loss on Disposal of Assets
Loss on disposal of assets for the three months ended March 31, 2024 was primarily driven by disposal of used equipment in our Nevada Taverns segment.
Gain on Sale of Business
The $69.7 million gain on sale of business for the three months ended March 31, 2024 was driven by the sale of distributed gaming operations in Nevada during the current year period.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three months ended March 31, 2024 and 2023 were related to our planned expansion and new branded tavern openings within our Nevada Taverns segment.
Non-Operating Expense, Net
The $7.6 million, or 41%, decrease in non-operating expense, net, for the three months ended March 31, 2024 compared to the prior year period was primarily related to the decrease in interest expense due to the reduction in the amount of debt obligations outstanding and higher interest income generated during the current year period.
Income Taxes
The effective income tax rate was 39.6% for the three months ended March 31, 2024, which differed from the federal income tax rate of 21% primarily due to the tax effect of the sale of our distributed gaming operations in Nevada. The effective income tax rate was 19.3% for the three months ended March 31, 2023, which differed from the federal tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code.
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
The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues
Nevada Casino Resorts	$101,012	$100,176
Nevada Locals Casinos	38,991	41,238
Maryland Casino Resort (1)	—	18,128
Nevada Taverns	27,807	27,593
Distributed Gaming (2)	6,019	90,401
Corporate and other	218	515
Total Revenues	$174,047	$278,051

Adjusted EBITDA
Nevada Casino Resorts	$26,891	$31,711
Nevada Locals Casinos	17,536	20,160
Maryland Casino Resort (1)	—	5,128
Nevada Taverns	7,561	8,538
Distributed Gaming (2)	484	9,784
Corporate and other	(11,480)	(13,154)
Total Adjusted EBITDA	$40,992	$62,167

Net income	$41,963	$11,630
Adjustments
Depreciation and amortization	22,120	23,508
Non-cash lease expense	(85)	33
Share-based compensation	3,269	3,893
Loss (gain) on disposal of assets	14	(86)
Gain on sale of business	(69,736)	—
Preopening and related expenses (3)	139	384
Other, net	5,129	1,785
Interest expense, net	10,686	18,236
Income tax provision	27,493	2,784
Adjusted EBITDA	$40,992	$62,167
(1)Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.
(2)Comprised of distributed gaming operations in Montana (for the three months ended March 31, 2023 only) and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively.
(3)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within the casino locations.
Nevada Casino Resorts
Revenues increased by $0.8 million, or 1%, for the three months ended March 31, 2024 compared to the prior year period primarily due to increases of $0.7 million and $2.1 million in rooms and other revenues, respectively, offset by $2.0 million decrease in gaming revenues. The increase in rooms revenues was primarily attributable to an increase in occupancy of our hotel rooms for the three months ended March 31, 2024 compared to the prior year period primarily as a result of an increase in the number of events hosted at our Laughlin Event Center. The increase in other revenues was primarily driven by an increase in the number of events hosted at our Laughlin Event Center compared to the prior year period. The decrease in gaming revenues for the three months ended March 31, 2024 was primarily driven by a reevaluation of gaming related marketing programs and an increase in complimentary products and services provided to our customers to incentivize future gaming activity.
Adjusted EBITDA decreased by $4.8 million, or 15%, for the three months ended March 31, 2024 compared to prior year period primarily due to higher labor costs during the current year period.
Nevada Locals Casinos
Revenues decreased by $2.2 million, or 5%, for the three months ended March 31, 2024 compared to the prior year period primarily due to decreases of $1.8 million and $0.4 million in gaming and rooms revenues. The decrease in gaming revenue was primarily attributable to an increase in complimentary products and services provided to our customers to incentivize future gaming activity and a softer demand for gaming. The decrease in room revenue is primarily attributable to lower occupancy levels during the current year period.
Adjusted EBITDA decreased by $2.6 million, or 13%, for the three months ended March 31, 2024 compared to prior year period primarily due to higher labor costs during the current year and the reduction in revenues compared to the prior year period.
Nevada Taverns
Revenues for the three months ended March 31, 2024 remained relatively consistent with the prior year period. Adjusted EBITDA decreased by $1.0 million, or 11%, for the three months ended March 31, 2024, compared to the prior year periods primarily due to higher labor costs and cost of goods.
Distributed Gaming
This reportable segment was comprised of distributed gaming operations in Montana and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively. Refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Divestitures” in Part I, Item 1: Financial Statements for further information. The decreases in revenues and Adjusted EBITDA compared to the prior year period reflect the inclusion of a full quarter of results from our distributed gaming operations in Montana and Nevada in the prior year period, compared to ten days of results from our distributed gaming operations in Nevada in the current year period.
Adjusted EBITDA Margin
For the three months ended March 31, 2024, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 27%, 45%, and 27% for Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns segments, respectively, compared to Adjusted EBITDA margins of 32%, 49% and 31%, respectively, for the prior year period. The lower Adjusted EBITDA margins for the three months ended March 31, 2024 were primarily attributable to increases in labor costs and cost of goods and the reduction in revenues compared to the prior year period.
Liquidity and Capital Resources
As of March 31, 2024, we had $404.3 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of March 31, 2024, we had borrowing availability of $240 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). As discussed above, on January 10, 2024, we sold our distributed gaming operations in Nevada for aggregate cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. In addition, on February 27, 2024 our Board of Directors declared a recurring quarterly cash dividend of $0.25 per share of our common stock, the first of which was paid on April 4, 2024 to shareholders of record as of March 18, 2024 in the amount of $7.2 million in the aggregate. On May 2, 2024, our Board of Directors authorized our second recurring quarterly cash dividend of $0.25 per share of our common stock payable on July 2, 2024 to shareholders of record as of June 14, 2024.
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

Cash Flows
Net cash provided by operating activities was $25.8 million and $54.5 million for the three months ended March 31, 2024 and 2023, respectively. The $28.7 million, or 53%, decrease in operating cash flows for the three months ended March 31, 2024 compared to the prior year period was primarily related to a decrease in operating income primarily as a result of divestitures of Rocky Gap and our distributed gaming operations in Montana and Nevada on July 25, 2023, September 13, 2023 and January 10, 2024, respectively, as well as the timing of working capital spending.
Net cash provided by investing activities of $188.6 million for the three months ended March 31, 2024 was primarily related to the cash receipts of $204.9 million from the sale of our distributed gaming operations in Nevada in January 2024, offset by $16.3 million spent on capital expenditures, primarily at The STRAT. Net cash used in investing activities of $24.9 million for the three months ended March 31, 2023 was related to the capital expenditures at our properties.
Net cash used in financing activities was $7.7 million and $15.5 million for the three months ended March 31, 2024 and 2023, respectively. The $7.8 million, or 50%, decrease in net cash used in financing activities during the three months ended March 31, 2024 primarily related to a $9.5 million decrease in cash paid for tax withholding on option exercises and the vesting of RSUs and PSUs during the current year period, offset by $1 million of repayments of our outstanding term loan borrowings under our senior secured credit facility (the “Credit Facility”) and a $0.6 million increase in payments under our notes payable and finance lease obligations.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2024, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of March 31, 2024, we had $397 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements). Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 8.19% for the three months ended March 31, 2024. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by

$2.0 million over a twelve-month period.
As of March 31, 2024, we had $404.3 million in cash and cash equivalents.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 10 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
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
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024.

ITEM 6. EXHIBITS

Exhibits	Description

10.1#	Second Amended and Restated Employment Agreement, dated as of March 20, 2024, by and between Golden Entertainment and Blake L. Sartini II

10.2#	Amended and Restated Employment Agreement, dated as of March 20, 2024, by and between Golden Entertainment and Stephen Arcana

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: May 9, 2024	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)