Form 10-Q
period 2024-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2024-08-09
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2024, the registrant had 28,314,530 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$88,638	$157,550
Accounts receivable, net of allowance for credit losses of $284 and $696 at June 30, 2024 and December 31, 2023, respectively	16,847	16,951
Prepaid expenses	17,012	22,042
Inventories	7,032	8,097
Other	585	531
Assets held for sale	—	204,271
Total current assets	130,114	409,442
Property and equipment, net	778,371	786,145
Operating lease right-of-use assets, net	83,858	79,396
Goodwill	88,313	84,325
Intangible assets, net	55,354	53,935
Deferred income tax assets	37,351	29,508
Other assets	7,860	9,532
Total assets	$1,181,221	$1,452,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$4,699	$4,596
Current portion of operating leases	14,776	13,745
Accounts payable	18,698	18,702
Income tax payable	74,050	42,055
Accrued payroll and related	17,640	21,406
Accrued liabilities	39,459	34,639
Liabilities related to assets held for sale	—	39,233
Total current liabilities	169,322	174,376
Long-term debt, net and non-current finance leases	388,243	658,521
Non-current operating leases	84,374	81,325
Other long-term obligations	250	328
Total liabilities	642,189	914,550
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 28,315 and 28,669 common shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	283	287
Additional paid-in capital	478,567	475,970
Retained earnings	60,182	61,476
Total shareholders’ equity	539,032	537,733
Total liabilities and shareholders’ equity	$1,181,221	$1,452,283
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Gaming	$78,247	$182,355	$165,196	$370,442
Food and beverage	43,113	46,534	86,774	92,805
Rooms	31,422	30,918	60,822	61,495
Other	14,552	26,874	28,589	39,990
Total revenues	167,334	286,681	341,381	564,732
Expenses
Gaming	20,764	105,380	47,655	212,306
Food and beverage	34,300	33,645	68,476	67,667
Rooms	16,452	15,359	32,686	30,140
Other	2,784	7,905	6,864	11,735
Selling, general and administrative	56,087	67,093	116,074	129,129
Depreciation and amortization	22,616	21,454	44,736	44,962
(Gain) loss on disposal of assets	—	(34)	14	(120)
Loss (gain) on sale of business	792	—	(68,944)	—
Preopening expenses	4	141	143	525
Total expenses	153,799	250,943	247,704	496,344
Operating income	13,535	35,738	93,677	68,388
Non-operating expense
Interest expense, net	(8,610)	(18,803)	(19,296)	(37,039)
Loss on debt extinguishment and modification	(4,446)	(405)	(4,446)	(405)
Total non-operating expense, net	(13,056)	(19,208)	(23,742)	(37,444)
Income before income tax benefit (provision)	479	16,530	69,935	30,944
Income tax benefit (provision)	144	(4,248)	(27,349)	(7,032)
Net income	$623	$12,282	$42,586	$23,912

Weighted-average common shares outstanding
Basic	28,798	28,845	28,761	28,578
Diluted	30,234	30,717	30,482	30,831
Net income per share
Basic	$0.02	$0.43	$1.48	$0.84
Diluted	$0.02	$0.40	$1.40	$0.78
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	658	6	—	—	6
Share-based compensation	—	—	3,290	—	3,290
Tax benefit from share-based compensation	—	—	(15,373)	—	(15,373)
Net income	—	—	—	11,630	11,630
Balance, March 31, 2023	28,837	$288	$467,977	$(115,792)	$352,473
Issuance of stock on options exercised and restricted stock units vested	20	1	—	—	1
Share-based compensation	—	—	3,288	—	3,288
Net income	—	—	—	12,282	12,282
Balance, June 30, 2023	28,857	$289	$471,265	$(103,510)	$368,044

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	28,669	$287	$475,970	$61,476	$537,733
Issuance of stock on options exercised and restricted stock units vested	280	3	—	—	3
Share-based compensation	—	—	3,041	—	3,041
Tax benefit from share-based compensation	—	—	(5,881)	—	(5,881)
Dividend payable	—	—	—	(7,237)	(7,237)
Net income	—	—	—	41,963	41,963
Balance, March 31, 2024	28,949	$290	$473,130	$96,202	$569,622
Issuance of stock on options exercised and restricted stock units vested	355	3	3,152	—	3,155
Repurchase of common stock	(989)	(10)	—	(29,520)	(29,530)
Share-based compensation	—	—	2,346	—	2,346
Tax benefit from share-based compensation	—	—	(61)	—	(61)
Dividend payable	—	—	—	(7,123)	(7,123)
Net income	—	—	—	623	623
Balance, June 30, 2024	28,315	$283	$478,567	$60,182	$539,032
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$42,586	$23,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,736	44,962
Non-cash lease (benefit) expense	(233)	24
Share-based compensation	5,387	6,578
Amortization of debt issuance costs and discounts on debt	1,422	2,133
Loss (gain) on disposal of assets	14	(120)
Loss (gain) on sale of business	(68,944)	—
Provision for credit losses	107	501
Deferred income taxes	(7,843)	—
Loss on debt extinguishment and modification	4,446	405
Changes in operating assets and liabilities:
Accounts receivable	544	4,652
Prepaid expenses, inventories and other current assets	3,202	16,364
Other assets	(1,985)	515
Accounts payable and other accrued expenses	(7,577)	1,139
Income tax payable	31,995	—
Other liabilities	(561)	(202)
Net cash provided by operating activities	47,296	100,863
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(33,848)	(53,946)
Proceeds from disposal of property and equipment	1	291
Proceeds from sale of business, net of cash transferred	204,066	—
Acquisition of business, net of cash acquired	(7,250)	—
Net cash provided by (used in) investing activities	162,969	(53,655)
Cash flows from financing activities
Repayments of term loan	(2,000)	(400,000)
Issuance of new term loan	—	400,000
Repayment of senior notes	(276,453)	—
Repayments of notes payable	(661)	(260)
Principal payments under finance leases	(557)	(280)
Payment for debt extinguishment and modification costs	(5)	(7,818)
Tax withholding on share-based payments	(5,942)	(15,373)
Dividend paid	(7,237)	—
Proceeds from options exercised and issuance of common stock, net	3,158	7
Repurchases of common stock	(29,530)	—
Net cash used in financing activities	(319,227)	(23,724)

Change in cash and cash equivalents	(108,962)	23,484
Balance, beginning of period	197,600	142,034
Balance, end of period	$88,638	$165,518

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow disclosures
Cash paid for interest	$27,324	$35,518
Cash paid for income taxes	2,900	—
Non-cash investing and financing activities
Assets acquired under finance lease obligations	$3,631	$—
Payables incurred for capital expenditures	1,315	2,605
Notes payable incurred for capital expenditures	—	3,571
Loss on debt extinguishment and modification	4,446	405
Operating lease right-of-use assets obtained in exchange for lease obligations	11,274	479
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
As of June 30, 2024, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns. Each reportable segment was comprised of the following properties and operations:

Reportable Segments	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Casino Resort (“Edgewater”)	Laughlin, Nevada
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Nevada Taverns
71 branded tavern locations	Nevada
The Company completed the sales of Rocky Gap Casino Resort (“Rocky Gap”) on July 25, 2023 for aggregate cash consideration of $260.0 million, its distributed gaming operations in Montana on September 13, 2023 for cash consideration of $109.0 million plus working capital and other adjustments and net of cash transferred at closing, and its distributed gaming operations in Nevada on January 10, 2024 for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to their sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment, and the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in the Company’s Distributed Gaming reportable segment. Refer to the discussion in “Note 2 — Divestitures” and “Note 11 — Segment Information” for further information.
On April 22, 2024, the Company acquired the operations of Great American Pub (“GAP”), comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired GAP taverns have been included in the Company’s Nevada Taverns reportable segment from the date of acquisition.
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
Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. Diluted net income per share excluded the weighted average effect of 441,814 shares of common stock for the three months ended June 30, 2024, and 74,231 and 4,408 shares of common stock for the three and six months ended June 30, 2023, respectively, related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) due to such shares being anti-dilutive. There were no anti-dilutive shares for the six months ended June 30, 2024.
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
Operations of Rocky Gap had historically been presented in the Company’s Maryland Casino Resort reportable segment. The Company incurred $8.5 million in transaction costs since the announcement of the Rocky Gap sale on August 25, 2022, $0.2 million of which were incurred in 2022 and $8.3 million of which were incurred in 2023. The results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and had historically been presented in the Company’s Distributed Gaming reportable segment. Since the announcement of the distributed gaming operations sale on March 3, 2023, the Company incurred $0.8 million and $0.4 million in transaction costs related to the sales of the distributed gaming operations in Montana and Nevada, respectively, for the year ended December 31, 2023. The Company incurred an additional $2.3 million in transaction costs related to the sale of the distributed gaming operations in Nevada during the six months ended June 30, 2024. The Company recorded transaction costs in selling, general and administrative expenses as incurred.
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
The following information presents the revenues and pretax income generated by Rocky Gap and the Company’s distributed gaming operations in Montana and Nevada previously reported as held for sale and divested on July 25, 2023, September 13, 2023 and January 10, 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Maryland Casino Resort
Revenues	$—	$19,605	$—	$37,733
Pretax income	—	5,693	—	10,810
Distributed Gaming- Montana
Revenues	$—	$28,120	$—	$56,673
Pretax income	—	3,499	—	5,958
Distributed Gaming- Nevada
Revenues	$—	$60,964	$6,019	$122,812
Pretax income	—	5,901	476	10,985

Note 3 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Land	$125,240	$125,240
Building and improvements	971,975	955,859
Furniture and equipment	208,841	190,048
Construction in process	9,846	10,561
Property and equipment	1,315,902	1,281,708
Accumulated depreciation	(537,531)	(495,563)
Property and equipment, net	$778,371	$786,145
Depreciation expense for property and equipment, including finance leases, was $22.0 million and $43.7 million for the three and six months ended June 30, 2024, respectively, and $21.1 million and $43.3 million for the three and six months ended June 30, 2023, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company concluded that there was no impairment of the Company’s long-lived assets for the three and six months ended June 30, 2024 and 2023.
Note 4 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and six months ended June 30, 2024 and 2023, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Goodwill
Balance, December 31, 2023	$22,105	$38,187	$24,033	$84,325
Goodwill acquired (1)	—	—	3,988	3,988
Balance, June 30, 2024	$22,105	$38,187	$28,021	$88,313
(1) Related to the acquisition of GAP taverns discussed in “Note 1 — Nature of Business and basis of Presentation.”
Intangible assets, net, consisted of the following:

	June 30, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(6,890)	$48,634
		55,524	—	(6,890)	48,634
Amortizing intangible assets
Player relationships	2-14	44,268	(41,457)	—	2,811
Non-compete agreements	2-5	7,147	(3,238)	—	3,909
		51,415	(44,695)	—	6,720
Balance, June 30, 2024		$106,939	$(44,695)	$(6,890)	$55,354

	December 31, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$54,790	$—	$(6,890)	$47,900
		54,790	—	(6,890)	47,900
Amortizing intangible assets
Player relationships	2-14	43,916	(41,050)	—	2,866
Non-compete agreements	2-5	5,747	(2,578)	—	3,169
		49,663	(43,628)	—	6,035
Balance, December 31, 2023		$104,453	$(43,628)	$(6,890)	$53,935
Total amortization expense related to intangible assets was $0.6 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $1.7 million for the three and six months ended June 30, 2023, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Gaming liabilities	$11,559	$10,726
Uncertain tax positions payable	8,053	7,755
Dividend payable	7,123	—
Accrued taxes, other than income taxes	5,271	5,193
Other accrued liabilities	5,170	4,538
Deposits	2,033	1,855
Interest	250	4,572
Total current accrued liabilities	$39,459	$34,639
Note 6 — Long-Term Debt
Long-term debt, net, consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Term Loan B-1	$396,000	$398,000
2026 Unsecured Notes	—	276,453
Finance lease liabilities	4,671	1,691
Notes payable	—	438
Total long-term debt and finance leases	400,671	676,582
Unamortized discount	(4,029)	(7,423)
Unamortized debt issuance costs	(3,700)	(6,042)
Total long-term debt and finance leases after debt issuance costs and discount	392,942	663,117
Current portion of long-term debt and finance leases	(4,699)	(4,596)
Long-term debt, net and finance leases	$388,243	$658,521
Senior Secured Credit Facility
The Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) comprises a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2024, the Company had $396 million in principal amount of outstanding Term Loan B-1 borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company.
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
On May 29, 2024, the Company further modified the terms of the Credit Facility to reduce the interest rate margins applicable to borrowings under the Term Loan B-1. Under the amended Credit Facility, the Term Loan B-1 bears interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.50%), plus a margin of 1.25%, or (2) the Term SOFR rate for the applicable interest period (subject to a floor of 0.50%), plus a margin of 2.25%. The modification eliminated the Term SOFR credit spread adjustment of 0.10% with respect to the Company’s Term Loan B-1. The Company incurred $0.9 million in fees and recorded a loss on debt modification of less than $0.1 million for the debt issuance costs and discount related to the Term Loan B-1 as a result of this modification of the Credit Facility. The modification did not amend the terms of the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.00%), plus a margin ranging from 1.00% to 1.50% based on the Company’s net leverage ratio, or (2) the Term SOFR rate for the applicable interest period plus a credit spread adjustment of 0.10%, plus a margin ranging from 2.00% to 2.50% based on the Company’s net leverage ratio. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility for the three and six months ended June 30, 2024 was 7.96% and 8.07%, respectively.
The Term Loan B-1 is repayable in quarterly installments of $1 million each, which commenced in September 2023, followed by a final installment of $373 million due at maturity.
The Company was in compliance with its financial and other covenants under the Credit Facility as of June 30, 2024.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375 million in principal amount of 2026 Unsecured Notes in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bore interest at 7.625%, payable semi-annually on April 15th and October 15th of each year. On April 15, 2024, the Company redeemed and repaid in full all of its 2026 Unsecured Notes for an aggregate amount equal to $287.0 million, consisting of $276.5 million in principal and $10.5 million in accrued and unpaid interest, and discharged all of the Company’s obligations under the indenture governing the 2026 Unsecured Notes. The Company recorded a $4.4 million loss on debt extinguishment primarily related to the debt issuance costs and discount written off upon the redemption of the 2026 Unsecured Notes.
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On July 27, 2023, the Company’s Board of Directors increased its share repurchase program to $100 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2024, the Company had $61.4 million of remaining share repurchase availability under its July 27, 2023 authorization.
The Company did not repurchase any of its shares during the three and six months ended June 30, 2023. The following table includes the Company’s share repurchase activity for the three and six months ended June 30, 2024:

Three and Six Months Ended June 30,
2024
(In thousands, except per share data)
Shares repurchased (1)	989
Total cost, including brokerage fees	$29,530
Average repurchase price per share (2)	$29.85
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
On May 2, 2024, the Company’s Board of Directors authorized its second recurring quarterly cash dividend of $0.25 per share of the Company’s common stock, which was paid on July 2, 2024 to shareholders of record as of June 14, 2024 in the amount of $7.1 million in aggregate.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2024	1,911,354	$9.19
Granted	—	$—
Exercised	(366,000)	$9.38
Cancelled	—	$—
Expired	—	$—
Outstanding at June 30, 2024	1,545,354	$9.14
Exercisable at June 30, 2024	1,545,354	$9.14
There was no share-based compensation expense related to stock options for the three and six months ended June 30, 2024 and 2023. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of June 30, 2024 and 2023.
Restricted Stock Units
The following table summarizes the Company’s activity related to RSUs and PSUs:

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	428,762	$34.09	471,935	(1)	$36.40
Granted	226,310	$33.65	131,906	(2)	$34.06
Vested	(179,367)	$37.71	(272,362)	(3)	$29.00
Cancelled	(8,162)	$38.84	(42,568)	(4)	$41.83
Outstanding at June 30, 2024	467,544	$32.43	288,911		$41.33
(1)    Includes PSUs granted in March 2021 (“2021 PSU Awards”) listed at 200% of the target (based on awards deemed “earned”), PSUs granted in March 2022 listed at 89.6% of the target (based on awards deemed “earned”) and PSUs granted in March 2023 (“2023 PSU Awards”) listed at 100% of the target.

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
(3)    Represents 2021 PSU Awards that vested in March 2024 at 200% of the target PSUs.
(4)    The Company’s financial results for the performance goals applicable to the 2023 PSU Awards were certified during the three months ended March 31, 2024 and 69.3% of the target 2023 PSU Awards were deemed “earned.” This resulted in the reduction of the PSUs listed as granted in March 2023 to the number of PSUs eligible to vest from 120,825 to 83,724. In addition, 5,467 shares of 2023 PSU Awards were forfeited during the three months ended June 30, 2024.
Share-based compensation expense related to RSUs was $1.4 million and $3.3 million for the three and six months ended June 30, 2024, respectively, and $1.9 million and $3.7 million for the three and six months ended June 30, 2023, respectively. Share-based compensation expense related to PSUs was $0.9 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, there was $11.3 million and $6.8 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.7 years and 1.9 years for RSUs and PSUs, respectively. As of June 30, 2023, there was $11.2 million and $8.4 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 1.4 years for RSUs and PSUs, respectively.
As of June 30, 2024, a total of 4,338,222 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2024 of 1,146,766 shares.
Note 8 — Income Tax
The Company’s effective income tax rates were (30.1)% and 39.1% for the three and six months ended June 30, 2024, respectively, and 25.7% and 22.7% for the three and six months ended June 30, 2023, respectively. The Company recorded income tax benefit of $0.1 million and income tax expense of $27.3 million for the three and six months ended June 30, 2024, respectively, and income tax expense of $4.2 million and $7.0 million for the three and six months ended June 30, 2023, respectively.
On April 30, 2024, the Internal Revenue Service (the “IRS”) notified the Company that the review of the Company’s 2017 and 2018 federal income tax returns was completed. As a result of the review, the Company’s fixed asset classification and related net operating losses for the respective tax years were adjusted, which resulted in recording $7.2 million in uncertain tax positions (“UTP”) with an additional $0.9 million of UTP payable related to interest as of June 30, 2024. The Company anticipates that it will update its historical filings with the IRS such that no UTP will remain by December 31, 2024.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	June 30, 2024
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$396,000	$397,980	Level 2
Finance lease liabilities	4,671	4,671	Level 3
Total debt	$400,671	$402,651

	December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$398,000	$399,493	Level 2
2026 Unsecured Notes	276,453	277,144	Level 2
Finance lease liabilities	1,691	1,691	Level 3
Notes payable	438	438	Level 3
Total debt	$676,582	$678,766
The estimated fair value of the Company’s Term Loan B-1 was based on a relative value analysis performed as of June 30, 2024 and December 31, 2023, and the estimated fair value of the Company’s 2026 Unsecured Notes was based on a relative value analysis performed as of December 31, 2023. As discussed in “Note 6 — Long-Term Debt,” the Company redeemed and repaid in full all of its 2026 Unsecured Notes on April 15, 2024 such that no obligations under the indenture governing the 2026 Unsecured Notes remained as of June 30, 2024. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value was estimated to be equal to the carrying value.
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $3.9 million for the six months ended June 30, 2024, and $52.9 million and $106.2 million for the three and six months ended June 30, 2023, respectively.
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

Note 11 — Segment Information
As of June 30, 2024, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.
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
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision makers in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before depreciation and amortization, non-cash lease expense, share-based compensation expense, gain or loss on disposal of assets and business, loss on debt extinguishment and modification, preopening and related expenses, transaction costs, interest and other non-operating income (expense), income taxes, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues
Nevada Casino Resorts
Gaming	$38,313	$38,625	$78,602	$80,918
Food and beverage	23,951	24,473	48,214	48,704
Rooms	28,878	26,353	55,827	52,563
Other	9,951	13,111	19,462	20,553
Nevada Casino Resorts revenues	$101,093	$102,562	$202,105	$202,738
Nevada Locals Casinos
Gaming	$26,211	$28,796	$54,031	$58,445
Food and beverage	6,922	6,564	13,575	13,255
Rooms	2,544	2,416	4,995	5,238
Other	2,189	2,053	4,256	4,129
Nevada Locals Casinos revenues	$37,866	$39,829	$76,857	$81,067
Nevada Taverns
Gaming	$13,723	$13,187	$26,582	$26,212
Food and beverage	12,240	12,962	24,968	26,267
Other	2,189	1,170	4,409	2,433
Nevada Taverns revenues	$28,152	$27,319	$55,959	$54,912
Distributed Gaming (1)
Gaming	$—	$87,326	$5,981	$175,932
Food and beverage	—	187	17	365
Other	—	1,571	21	3,188
Distributed Gaming revenues	$—	$89,084	$6,019	$179,485
Maryland Casino Resort (2)
Gaming	$—	$14,421	$—	$28,935
Food and beverage	—	2,348	—	4,214
Rooms	—	2,149	—	3,694
Other	—	687	—	890
Maryland Casino Resort revenues	$—	$19,605	$—	$37,733
Corporate and other	223	8,282	441	8,797
Total revenues	$167,334	$286,681	$341,381	$564,732
(1) Comprised of distributed gaming operations in Montana (for the three and six months ended June 30, 2023 only) and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively.
(2) Comprised of the operations of Rocky Gap, which was sold on July 25, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Adjusted EBITDA
Nevada Casino Resorts	$27,392	$28,044	$54,283	$59,755
Nevada Locals Casinos	16,928	19,471	34,464	39,631
Nevada Taverns	7,791	8,450	15,352	16,988
Distributed Gaming (1)	—	9,950	484	19,734
Maryland Casino Resort (2)	—	5,898	—	11,026
Corporate and other	(10,919)	(13,403)	(22,399)	(26,557)
Total Adjusted EBITDA	41,192	58,410	82,184	120,577
Adjustments
Depreciation and amortization	(22,616)	(21,454)	(44,736)	(44,962)
Non-cash lease benefit (expense)	148	9	233	(24)
Share-based compensation	(2,450)	(3,288)	(5,719)	(7,181)
Gain (loss) on disposal of assets	—	34	(14)	120
(Loss) gain on sale of business	(792)	—	68,944	—
Loss on debt extinguishment and modification	(4,446)	(405)	(4,446)	(405)
Preopening and related expenses (3)	(4)	(141)	(143)	(525)
Transaction costs	(337)	(170)	(2,275)	(277)
Other, net	(1,606)	2,338	(4,797)	660
Interest expense, net	(8,610)	(18,803)	(19,296)	(37,039)
Income tax benefit (provision)	144	(4,248)	(27,349)	(7,032)
Net income	$623	$12,282	$42,586	$23,912
(1) Comprised of distributed gaming operations in Montana (for the three and six months ended June 30, 2023 only) and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively.
(2) Comprised of the operations of Rocky Gap, which was sold July 25, 2023.
(3) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within the casino locations.
Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Corporate and Other	Consolidated
Balance at June 30, 2024	$736,170	$161,237	$158,986	$—	$124,828	$1,181,221

Balance at December 31, 2023	$758,622	$160,059	$148,250	$204,271	$181,081	$1,452,283
Note 12 — Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Blake L. Sartini, 3% beneficially owned by Stephen A. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Company’s Chief Development Officer. Mr. Sartini II serves as the Company’s Chief Operating Officer. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for each of the three months ended June 30, 2023 and 2024, and $0.2 million for each of the six months ended June 30, 2024 and 2023.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and six months ended June 30, 2024 and 2023 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of June 30, 2024 and December 31, 2023.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and various cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department reviews the cost-sharing arrangements and reimbursements on a regular basis. On August 6, 2024, the Audit Committee of the Board of Directors approved an amendment to the aircraft time-sharing, co-user and cost-sharing agreement in connection with Sartini Enterprises, Inc.’s purchase of the aircraft. The terms and conditions of the amendment are materially consistent with the original agreement.
The Company did not incur any costs under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the three and six months ended June 30, 2024. The Company incurred less than $0.1 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the three months ended June 30, 2023, and the Company incurred $0.1 million under such agreements for the six months ended June 30, 2023. The Company was owed $0.2 million and $0.1 million under such agreements as of June 30, 2024 and December 31, 2023, respectively.
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
On August 6, 2024, the Company’s Board of Directors authorized its third recurring quarterly cash dividend as discussed in “Liquidity and Capital Resources” in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, as discussed in “Note 12 — Related Party Transactions,” on August 6, 2024, the Audit Committee of the Board of Directors approved an amendment to the aircraft time-sharing, co-user and cost-sharing agreement in connection with Sartini Enterprises, Inc.’s purchase of the aircraft. The terms and conditions of the amendment are materially consistent with the original agreement.
There were no additional subsequent events that occurred after June 30, 2024 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months ended June 30, 2024.

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
Operations
As of June 30, 2024, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals

Casinos and Nevada Taverns.
The following table sets forth certain information regarding our operations by reportable segment as of June 30, 2024:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	798	38	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,032	29	1,905
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	67,600	616	13	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	600	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	722	10	259
Gold Town Casino	Pahrump, NV	10,000	157	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	166	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	344	9	69
Nevada Taverns
71 branded tavern locations	Nevada	—	1,123	—	—
Totals		370,216	5,558	99	6,002
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
Laughlin casinos: We own and operate two casino resorts in Laughlin, Nevada, the Aquarius and the Edgewater, which are located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming, race and sports book facilities at each property, the Aquarius has eight restaurants and the Edgewater offers five restaurants. The Edgewater also offers a bingo facility and dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center.
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
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Prior to the sale of our distributed gaming operations in Nevada, we owned and operated the slot machines located within each tavern. Following the sale, slot machines at our branded tavern locations are owned and operated by the independent third party that acquired the distributed gaming operations from us. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, PT’s Place, PT’s Wings & Sports, Sean Patrick’s, Sierra Gold, SG Bar, Sierra Junction, Lucky’s and GAP. As of June 30, 2024, we owned and operated 71 branded taverns, which offered over 1,100 onsite slot machines.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues
Gaming	$78,247	$182,355	$165,196	$370,442
Food and beverage	43,113	46,534	86,774	92,805
Rooms	31,422	30,918	60,822	61,495
Other	14,552	26,874	28,589	39,990
Total revenues	167,334	286,681	341,381	564,732
Expenses
Gaming	20,764	105,380	47,655	212,306
Food and beverage	34,300	33,645	68,476	67,667
Rooms	16,452	15,359	32,686	30,140
Other	2,784	7,905	6,864	11,735
Selling, general and administrative	56,087	67,093	116,074	129,129
Depreciation and amortization	22,616	21,454	44,736	44,962
(Gain) loss on disposal of assets	—	(34)	14	(120)
Loss (gain) on sale of business	792	—	(68,944)	—
Preopening expenses	4	141	143	525
Total expenses	153,799	250,943	247,704	496,344
Operating income	13,535	35,738	93,677	68,388
Non-operating expense
Interest expense, net	(8,610)	(18,803)	(19,296)	(37,039)
Loss on debt extinguishment and modification	(4,446)	(405)	(4,446)	(405)
Total non-operating expense, net	(13,056)	(19,208)	(23,742)	(37,444)
Income before income tax benefit (provision)	479	16,530	69,935	30,944
Income tax benefit (provision)	144	(4,248)	(27,349)	(7,032)
Net income	$623	$12,282	$42,586	$23,912

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Revenues
The $119.3 million, or 42%, decrease in revenues for the three months ended June 30, 2024 compared to the prior year period resulted from decreases of $104.1 million, $3.4 million and $12.3 million in gaming, food and beverage, and other revenues, respectively, offset by $0.5 million increase in rooms revenues. The decrease in gaming revenues was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada from their respective dates of sale on July 25, 2023, September 13, 2023 and January 10, 2024, respectively. The decrease in food and beverage revenues was primarily driven by the exclusion of the results of Rocky Gap, followed by fewer beverage outlets at certain of our Nevada Casino Resorts properties and less visitation to our Laughlin casino resorts due to a decrease in the number of events hosted at our Laughlin Event Center, which also resulted in lower other revenues for the current year period. In addition, during the three months ended June 30, 2023, other revenues benefited from the sale of certain of our business interruption claims. The $0.5 million increase in rooms revenue was driven by higher occupancy at our Nevada Casino Resorts following the completion of the room remodels at The STRAT.
The $223.4 million, or 40%, decrease in revenues for the six months ended June 30, 2024 compared to the prior year period resulted from decreases of $205.2 million, $6.1 million, $0.7 million, and $11.4 million in gaming, food and beverage, rooms, and other revenues, respectively. The decrease in gaming revenues was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada from their respective dates of sale. The decrease in food and beverage revenues was primarily driven by the exclusion of the results of Rocky Gap as well as fewer beverage outlets at certain of our Nevada Casino Resorts properties during the current year period. Lower rooms revenues were also driven by the exclusion of the results of Rocky Gap, partially offset by higher occupancy at our Nevada Casino Resorts following the completion of the room remodels at The STRAT. The decrease in other revenues was driven by the year-over-year trends observed for the three months ended June 30, 2024 discussed above.
Operating Expenses
The $88.0 million, or 54%, decrease in operating expenses for the three months ended June 30, 2024 compared to the prior year period related to an $84.6 million and $5.1 million decrease in gaming and other expenses, respectively, partially offset by the increases of $0.6 million and $1.1 million in food and beverage and rooms operating expenses, respectively. The decrease in gaming operating expenses was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada following their respective dates of sale. The decrease in other expenses was driven primarily by a decrease in the number of events hosted at our Laughlin Event Center. The increases in food and beverage and rooms operating expenses were primarily attributable to higher labor costs incurred at The STRAT during the three months ended June 30, 2024.
The $166.2 million, or 52%, decrease in operating expenses for the six months ended June 30, 2024 compared to the prior year period resulted from decreases of $164.6 million and $4.9 million in gaming and other expenses, respectively. The decrease was partially offset by increases of $0.8 million and $2.5 million in food and beverage and rooms operating expenses, respectively. The changes in operating expenses for the six months ended June 30, 2024 compared to the prior year period were driven by the year-over-year trends observed for the three months ended June 30, 2024 discussed above.
Selling, General and Administrative Expenses
The $11.0 million, or 16%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2024 compared to the prior year period was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada following their respective dates of sale. This decrease was partially offset by an increase in costs related to insurance, utilities, legal and vendor fees, and maintenance contract fees.
The $13.1 million, or 10%, decrease in SG&A expenses for the six months ended June 30, 2024 compared to the prior year period was driven by the year-over-year trends observed for the three months ended June 30, 2024 discussed above. The decrease in SG&A expenses for the six months ended June 30, 2024 was also offset by $2.3 million in transaction costs related to these sales, compared to $0.3 million for the six months ended June 30, 2023.
SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $1.2 million, or 5%, for the three months ended June 30, 2024 compared to the prior year period was primarily related to the addition of four Lucky’s Lounge & Restaurant locations in November 2023 and two GAP locations in April 2024 and depreciation of new assets placed in service upon completion of the room remodels at The STRAT.
The decrease of $0.2 million, or 1%, in depreciation and amortization expenses for the six months ended June 30, 2024 was driven by the impairment of the long-lived assets of Colorado Belle recorded in 2023, partially offset by the depreciation and amortization of the new assets placed in service upon completion of the room remodels at The STRAT.
Gain or Loss on Disposal of Assets
Loss on disposal of assets for the three and six months ended June 30, 2024 was primarily driven by disposal of used non-gaming equipment in our Nevada Taverns segment. Gain on disposal of assets for the three and six months ended June 30, 2023 was primarily driven by sales of used gaming equipment in our Distributed Gaming segment.
Gain or Loss on Sale of Business
The $68.9 million gain on sale of business for the six months ended June 30, 2024 was driven by the sale of our distributed gaming operations in Nevada on January 10, 2024. The $0.8 million loss on sale of business for the three months ended June 30, 2024 related to the final working capital adjustment recorded for the sale of our distributed gaming operations in Nevada.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three and six months ended June 30, 2024 and 2023 were related to our new branded tavern openings within our Nevada Taverns segment.
Non-Operating Expense, Net
The decrease in non-operating expense, net of $6.2 million, or 32%, and $13.7 million, or 37%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods was primarily related to the decrease in interest expense, net in the amount of $10.2 million and $17.7 million for the three and six months ended June 30, 2024, respectively. The decrease in interest expense, net was primarily attributable to the reduction in the amount of debt obligations outstanding and higher interest income generated during the current year period. The interest expense reduction was partially offset by the $4.0 million increase in loss on debt extinguishment and modification primarily due to the write-off of debt issuance costs and discount as a result of the redemption of all of our 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) on April 15, 2024. Refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for further information.
Income Taxes
The effective income tax rates were (30.1)% and 39.1% for the three and six months ended June 30, 2024, respectively. The effective income tax rate for the three months ended June 30, 2024 differed from the federal income tax rate of 21% primarily due to the excess tax benefit on option exercises, and the effective income tax rate for the six months ended June 30, 2024 differed from the federal income tax rate of 21% primarily due to the tax effect of the sale of our distributed gaming operations in Nevada. The effective income tax rates were 25.7% and 22.7% for the three and six months ended June 30, 2023, respectively, which differed from the federal tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code.
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
We define “Adjusted EBITDA” as earnings before depreciation and amortization, non-cash lease expenses, shared-based compensation expense, gain or loss on disposal of assets and business, loss on debt extinguishment and modification, preopening and related expenses, transaction costs, interest and other non-operating income (expense), income taxes, and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues
Nevada Casino Resorts	$101,093	$102,562	$202,105	$202,738
Nevada Locals Casinos	37,866	39,829	76,857	81,067
Nevada Taverns	28,152	27,319	55,959	54,912
Distributed Gaming (1)	—	89,084	6,019	179,485
Maryland Casino Resort (2)	—	19,605	—	37,733
Corporate and other	223	8,282	441	8,797
Total Revenues	$167,334	$286,681	$341,381	$564,732

Adjusted EBITDA
Nevada Casino Resorts	$27,392	$28,044	$54,283	$59,755
Nevada Locals Casinos	16,928	19,471	34,464	39,631
Nevada Taverns	7,791	8,450	15,352	16,988
Distributed Gaming (1)	—	9,950	484	19,734
Maryland Casino Resort (2)	—	5,898	—	11,026
Corporate and other	(10,919)	(13,403)	(22,399)	(26,557)
Total Adjusted EBITDA	$41,192	$58,410	$82,184	$120,577

Net income	$623	$12,282	$42,586	$23,912
Adjustments
Depreciation and amortization	22,616	21,454	44,736	44,962
Non-cash lease (benefit) expense	(148)	(9)	(233)	24
Share-based compensation	2,450	3,288	5,719	7,181
(Gain) loss on disposal of assets	—	(34)	14	(120)
Loss (gain) on sale of business	792	—	(68,944)	—
Loss on debt extinguishment and modification	4,446	405	4,446	405
Preopening and related expenses (3)	4	141	143	525
Transaction costs	337	170	2,275	277
Other, net	1,606	(2,338)	4,797	(660)
Interest expense, net	8,610	18,803	19,296	37,039
Income tax (benefit) provision	(144)	4,248	27,349	7,032
Adjusted EBITDA	$41,192	$58,410	$82,184	$120,577
(1)Comprised of distributed gaming operations in Montana (for the three and six months ended June 30, 2023 only) and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively.
(2)Comprised of the operations of Rocky Gap, which was sold of July 25, 2023.
(3)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within the casino locations.
Nevada Casino Resorts
Revenues decreased by $1.5 million, or 1%, for the three months ended June 30, 2024 compared to the prior year period primarily due to decreases of $0.3 million, $0.5 million, and $3.2 million in gaming, food and beverage, and other revenues, respectively, offset by $2.5 million increase in rooms revenues. The decrease in gaming revenues for the three months ended June 30, 2024 was primarily driven by lower slot revenues, compared to the prior year period. The decrease in food and beverage revenue was primarily driven by less visitation to our Laughlin casino resorts due to a decrease in the number of events hosted at our Laughlin Event Center, which also resulted in lower entertainment revenues included in other revenues for the current year period. The increase in rooms revenues for the current year period was primarily driven by higher occupancy and average daily rates at The STRAT due to the completion of the room remodels.
Revenues decreased by $0.6 million, or 0.3%, for the six months ended June 30, 2024 compared to the prior year period primarily due to decreases of $2.3 million, $0.5 million, and $1.1 million in gaming, food and beverage, and other revenues, respectively, offset by $3.3 million increase in rooms revenues, and were driven by the year-over-year trends observed for the three months ended June 30, 2024 discussed above.
Adjusted EBITDA decreased by $0.7 million, or 2%, and $5.5 million, or 9%, for the three and six months ended June 30, 2024, respectively, compared to prior year periods primarily due to higher labor costs incurred at The STRAT during the current year and the reduction in revenues compared to the prior year period.
Nevada Locals Casinos
Revenues decreased by $2.0 million, or 5%, for the three months ended June 30, 2024 compared to the prior year period primarily due to a decrease of $2.6 million in gaming revenues, partially offset by an increase of $0.4 million in food and beverage revenues and increases of $0.1 million each in rooms and other revenues. The decrease in gaming revenue was primarily attributable to lower slot revenues at our Arizona Charlie’s casinos due to lower visitation from our rated players, compared to the prior year period. The increase in food and beverage revenue was primarily attributable to the addition of a new food and beverage outlet at our Arizona Charlie’s casinos. The increase in rooms revenues was primarily attributable to higher average daily rates during the current year period and the increase in other revenue was primarily driven by an increase in tenant lease revenue.
Revenues decreased by $4.2 million, or 5%, for the six months ended June 30, 2024 compared to the prior year period primarily due to decreases of $4.4 million and $0.2 million in gaming and rooms revenues, respectively, offset by increases of $0.3 million and $0.1 million in food and beverage and other revenues, respectively. The changes in gaming, food and beverage and other revenues were primarily driven by the year-over-year trends observed for the three months ended June 30, 2024 discussed above. The decrease in rooms revenues for the six months ended June 30, 2024 was primarily driven by lower occupancy at our Arizona Charlie’s casinos.
Adjusted EBITDA decreased by $2.5 million, or 13%, and $5.2 million, or 13%, for the three and six months ended June 30, 2024, respectively, compared to prior year periods, primarily due to higher labor costs during the current year periods and the reduction in revenues compared to the prior year periods.
Nevada Taverns
Revenues increased by $0.8 million, or 3%, for the three months ended June 30, 2024 compared to the prior year period primarily due to increases of $0.5 million and $1.0 million in gaming and other revenues, respectively, offset by a decrease of $0.7 million in food and beverage revenues. Our Nevada Taverns experienced lower visitation during the current year period, which impacted our food and beverages revenues for the three months ended June 30, 2024. Other revenue increased compared to the prior year period due to certain of our taverns operating under a space lease arrangement where we receive a fixed monthly rental fee.
Revenues increased by $1.0 million, or 2%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to increases of $0.3 million and $2.0 million in gaming and other revenues, respectively, partially offset by a decrease of $1.3 million in food and beverage revenues. The changes were primarily driven by the year-over-year trends observed for the three months ended June 30, 2024 discussed above.
Adjusted EBITDA decreased by $0.7 million, or 8%, and $1.6 million, or 10%, for the three and six months ended June 30, 2024, respectively, compared to the prior year periods primarily due to higher labor costs and cost of goods in the current year periods.
Distributed Gaming
This reportable segment was comprised of our distributed gaming operations in Montana and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively. Refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Divestitures” in Part I, Item 1: Financial Statements for further information. The decreases in revenues and Adjusted EBITDA compared to the prior year periods reflected the exclusion of results from our distributed gaming operations in Montana and Nevada following their respective dates of sale.

Adjusted EBITDA Margin
For the three months ended June 30, 2024, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 27%, 45% and 28% for Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns segments, respectively, compared to Adjusted EBITDA margins of 27%, 49% and 31%, respectively, for the prior year period. For the six months ended June 30, 2024, Adjusted EBITDA margins were 27%, 45% and 27% for Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns segments, respectively, compared to Adjusted EBITDA margins of 29%, 49% and 31%, respectively, for the prior year period.
The lower Adjusted EBITDA margins for the three and six months ended June 30, 2024 were primarily attributable to increases in labor costs and cost of goods compared to the prior year period.
Liquidity and Capital Resources
As of June 30, 2024, we had $88.6 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of June 30, 2024, we had borrowing availability of $240 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). As discussed above, on January 10, 2024, we sold our distributed gaming operations in Nevada for aggregate cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. In addition, on February 27, 2024 our Board of Directors declared a recurring quarterly cash dividend of $0.25 per share of our common stock, the first of which was paid on April 4, 2024 to shareholders of record as of March 18, 2024 in the amount of $7.2 million in the aggregate, and the second of which was paid on July 2, 2024 to shareholders of record as of June 14, 2024 in the amount of $7.1 million in aggregate. On August 6, 2024, our Board of Directors authorized our third recurring quarterly cash dividend of $0.25 per share of our common stock payable on October 2, 2024 to shareholders of record as of September 17, 2024.
During the three months ended June 30, 2024, we reduced our long-term debt obligations by redeeming in full all of our 2026 Unsecured Notes, and we modified the terms of our senior secured credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”) to reduce the interest rate margins applicable to term loan borrowings under the Credit Facility. The transactions improved our net leverage and are expected to have a positive impact on our ability to access capital resources in the future. Refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information.
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
Cash Flows
Net cash provided by operating activities was $47.3 million and $100.9 million for the six months ended June 30, 2024 and 2023, respectively. The $53.6 million, or 53%, decrease in operating cash flows for the six months ended June 30, 2024 compared to the prior year period was primarily related to a decrease in operating income primarily as a result of divestitures of Rocky Gap and our distributed gaming operations in Montana and Nevada and the timing of working capital spending.
Net cash provided by investing activities of $163.0 million for the six months ended June 30, 2024 was primarily related to the cash receipts of $204.1 million from the sale of our distributed gaming operations in Nevada in January 2024, offset by $33.8 million spent on capital expenditures, primarily at The STRAT, and $7.3 million spent on the acquisition of GAP. Net cash used in investing activities of $53.7 million for the six months ended June 30, 2023 related primarily to the capital expenditures at our properties.
Net cash used in financing activities was $319.2 million and $23.7 million for the six months ended June 30, 2024 and 2023, respectively. The $295.5 million, or 1,247%, increase in net cash used in financing activities during the six months ended June 30, 2024 primarily related to a $276.5 million payment to redeem and repay in full our 2026 Unsecured Notes, $29.5 million in aggregate amount paid for the repurchases of our common stock under our share repurchase program, and a $7.2 million payment for our quarterly dividend on April 4, 2024. The increase in net cash used in financing activities was partially offset by a $7.8 million reduction in fees paid on debt extinguishment and modification costs during the current year period, as well as a $9.4 million reduction in the amount of tax withholdings on option exercises and the vesting of RSUs and $3.2 million in proceeds from stock option exercises.

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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2024.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2024, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of June 30, 2024, we had $396 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements). Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 7.96% and 8.07% for the three and six months ended June 30, 2024, respectively. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $2.0 million over a twelve-month period.
As of June 30, 2024, we had $88.6 million in cash and cash equivalents.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $100 million share repurchase program authorized by our Board of Directors on July 27, 2023. Purchases are made at management’s discretion based on market conditions and financial resources. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice (refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for additional information regarding our share repurchase program). During the three months ended June 30, 2024, we repurchased 989,117 shares of our common stock through open market transactions. The following table presents our common stock purchases made pursuant to our share repurchase program during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
April 1-30, 2024	—	$—	—	$90.9
May 1-31, 2024	273,629	$29.55	273,629	$82.8
June 1-30, 2024	715,488	$29.97	715,488	$61.4
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibits	Description

10.1
Third Amendment to the First Lien Credit Agreement, dated as of May 29, 2024, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent) (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc’s Form 8-K dated May 29, 2024 and filed on May 29, 2024).

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 9, 2024	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)