Form 10-Q
period 2024-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2024-11-08
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2024, the registrant had 27,428,951 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68,551	$157,550
Accounts receivable, net of allowance for credit losses of $85 and $696 at September 30, 2024 and December 31, 2023, respectively	13,535	16,951
Prepaid expenses	14,912	22,042
Inventories	7,569	8,097
Other	925	531
Assets held for sale	—	204,271
Total current assets	105,492	409,442
Property and equipment, net	764,990	786,145
Operating lease right-of-use assets, net	80,758	79,396
Goodwill	88,313	84,325
Intangible assets, net	54,684	53,935
Deferred income tax assets	—	29,508
Other assets	7,347	9,532
Total assets	$1,101,584	$1,452,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$5,294	$4,596
Current portion of operating leases	14,955	13,745
Accounts payable	19,392	18,702
Income tax payable	6,090	42,055
Accrued payroll and related	18,821	21,406
Accrued liabilities	30,200	34,639
Liabilities related to assets held for sale	—	39,233
Total current liabilities	94,752	174,376
Long-term debt, net and non-current finance leases	386,274	658,521
Non-current operating leases	80,953	81,325
Deferred income tax liabilities	26,263	—
Other long-term obligations	210	328
Total liabilities	588,452	914,550
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 27,563 and 28,669 common shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	276	287
Additional paid-in capital	480,282	475,970
Retained earnings	32,574	61,476
Total shareholders’ equity	513,132	537,733
Total liabilities and shareholders’ equity	$1,101,584	$1,452,283
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Gaming	$75,684	$165,177	$240,880	$535,619
Food and beverage	41,849	44,507	128,623	137,312
Rooms	28,938	31,417	89,760	92,912
Other	14,762	16,625	43,351	56,615
Total revenues	161,233	257,726	502,614	822,458
Expenses
Gaming	20,141	94,820	67,796	307,126
Food and beverage	34,226	33,576	102,702	101,243
Rooms	16,202	15,978	48,888	46,118
Other	4,276	5,487	11,140	17,222
Selling, general and administrative	57,056	67,727	173,130	196,856
Depreciation and amortization	22,626	22,213	67,362	67,175
Gain on disposal of assets	(256)	(5)	(242)	(125)
Gain on sale of business	—	(305,829)	(68,944)	(305,829)
Preopening expenses	234	50	377	575
Total expenses (income)	154,505	(65,983)	402,209	430,361
Operating income	6,728	323,709	100,405	392,097
Non-operating expense
Interest expense, net	(7,959)	(15,306)	(27,255)	(52,345)
Loss on debt extinguishment and modification	—	—	(4,446)	(405)
Total non-operating expense, net	(7,959)	(15,306)	(31,701)	(52,750)
(Loss) income before income tax benefit (provision)	(1,231)	308,403	68,704	339,347
Income tax benefit (provision)	6,398	(67,187)	(20,951)	(74,219)
Net income	$5,167	$241,216	$47,753	$265,128

Weighted-average common shares outstanding
Basic	28,153	28,827	28,557	28,662
Diluted	29,408	30,794	30,141	30,900
Net income per share
Basic	$0.18	$8.37	$1.67	$9.25
Diluted	$0.18	$7.83	$1.58	$8.58
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	658	6	—	—	6
Share-based compensation	—	—	3,290	—	3,290
Tax benefit from share-based compensation	—	—	(15,373)	—	(15,373)
Net income	—	—	—	11,630	11,630
Balance, March 31, 2023	28,837	$288	$467,977	$(115,792)	$352,473
Issuance of stock on options exercised and restricted stock units vested	20	1	—	—	1
Share-based compensation	—	—	3,288	—	3,288
Net income	—	—	—	12,282	12,282
Balance, June 30, 2023	28,857	$289	$471,265	$(103,510)	$368,044
Issuance of stock on options exercised and restricted stock units vested	11	—	—	—	—
Repurchase of common stock	(252)	(3)	—	(9,131)	(9,134)
Share-based compensation	—	—	3,434	—	3,434
Tax benefit from share-based compensation	—	—	(249)	—	(249)
Cash dividend paid	—	—	—	(57,727)	(57,727)
Net income	—	—	—	241,216	241,216
Balance, September 30, 2023	28,616	$286	$474,450	$70,848	$545,584

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	28,669	$287	$475,970	$61,476	$537,733
Issuance of stock on options exercised and restricted stock units vested	280	3	—	—	3
Share-based compensation	—	—	3,041	—	3,041
Tax benefit from share-based compensation	—	—	(5,881)	—	(5,881)
Dividend payable	—	—	—	(7,237)	(7,237)
Net income	—	—	—	41,963	41,963
Balance, March 31, 2024	28,949	$290	$473,130	$96,202	$569,622
Issuance of stock on options exercised and restricted stock units vested	355	3	3,152	—	3,155
Repurchase of common stock	(989)	(10)	—	(29,520)	(29,530)
Share-based compensation	—	—	2,346	—	2,346
Tax benefit from share-based compensation	—	—	(61)	—	(61)
Dividend payable	—	—	—	(7,123)	(7,123)
Net income	—	—	—	623	623
Balance, June 30, 2024	28,315	$283	$478,567	$60,182	$539,032
Issuance of stock on options exercised and restricted stock units vested	63	1	—	—	1
Repurchase of common stock	(815)	(8)	—	(25,813)	(25,821)
Share-based compensation	—	—	2,924	—	2,924
Tax benefit from share-based compensation	—	—	(1,209)	—	(1,209)
Dividend payable	—	—	—	(6,962)	(6,962)
Net income	—	—	—	5,167	5,167
Balance, September 30, 2024	27,563	$276	$480,282	$32,574	$513,132
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$47,753	$265,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,362	67,175
Non-cash lease (benefit) expense	(298)	14
Share-based compensation	8,311	10,012
Amortization of debt issuance costs and discounts on debt	1,816	3,113
Gain on disposal of assets	(242)	(125)
Gain on sale of business	(68,944)	(305,829)
Provision for credit losses	105	750
Deferred income taxes	55,771	(2,990)
Loss on debt extinguishment and modification	4,446	405
Changes in operating assets and liabilities:
Accounts receivable	3,864	126
Prepaid expenses, inventories and other current assets	4,425	16,494
Other assets	(1,527)	71
Accounts payable and other accrued expenses	(88,317)	74,326
Income tax payable	35,965	—
Other liabilities	(678)	(345)
Net cash provided by operating activities	69,812	128,325
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(41,696)	(71,745)
Proceeds from disposal of property and equipment	1	296
Proceeds from sale of business, net of cash transferred to buyer	204,066	365,046
Acquisition of business, net of cash acquired	(7,250)	—
Net cash provided by investing activities	155,121	293,597
Cash flows from financing activities
Repayments of term loan	(3,000)	(576,000)
Issuance of new term loan	—	400,000
Repayment of senior notes	(276,453)	—
Repayments of notes payable	(661)	(1,205)
Principal payments under finance leases	(871)	(409)
Payment for debt extinguishment and modification costs	(6)	(8,011)
Tax withholding on share-based payments	(7,151)	(15,622)
Dividend paid	(14,360)	(57,727)
Proceeds from options exercised and issuance of common stock, net	3,159	7
Repurchases of common stock	(54,639)	(9,134)
Net cash used in financing activities	(353,982)	(268,101)

Change in cash and cash equivalents	(129,049)	153,821
Balance, beginning of period	197,600	142,034
Balance, end of period	$68,551	$295,855

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow disclosures
Cash paid for interest	$35,361	$45,337
Cash paid for income taxes	8,900	9,000
Non-cash investing and financing activities
Assets acquired under finance lease obligations	$3,631	$—
Payables incurred for capital expenditures	2,250	4,157
Notes payable incurred for capital expenditures	—	3,571
Dividend payable	6,968	—
Loss on debt extinguishment and modification	4,446	405
Operating lease right-of-use assets obtained in exchange for lease obligations	11,619	1,069
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Condensed Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Overview
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. The Company’s portfolio includes eight casino properties located in Nevada and 72 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Unless otherwise indicated, the term the “Company” refers to Golden Entertainment, Inc. together with its subsidiaries.
As of September 30, 2024, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns. Each reportable segment was comprised of the following properties and operations:

Reportable Segments	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, Nevada
Aquarius Casino Resort (“Aquarius”)	Laughlin, Nevada
Edgewater Casino Resort (“Edgewater”)	Laughlin, Nevada
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, Nevada
Nevada Taverns
72 branded tavern locations	Nevada
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
On November 21, 2023, the Company acquired the operations of Lucky’s Lounge & Restaurant (“Lucky’s”), comprised of four tavern locations in Nevada, for cash consideration of $10.0 million, as part of an expansion of the Company’s branded tavern portfolio. On April 22, 2024, the Company acquired the operations of Great American Pub (“GAP”), comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired Lucky’s and GAP taverns have been included in the Company’s Nevada Taverns reportable segment from the date of acquisition.
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
Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. Diluted net income per share excluded the weighted-average effect of 110,137 and 68,239 shares of common stock for the three months ended September 30, 2024 and 2023, respectively, related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) due to such shares being anti-dilutive. There were no anti-dilutive shares for the nine months ended September 30, 2024 and 2023.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The provisions of this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The provisions of this ASU are intended to improve disclosures about a public entity’s expenses by providing additional information about specific expense categories in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
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
Operations of Rocky Gap had historically been presented in the Company’s Maryland Casino Resort reportable segment. The Company incurred $8.5 million in transaction costs since the announcement of the Rocky Gap sale on August 25, 2022, $8.3 million of which were incurred in 2023. The results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and had historically been presented in the Company’s Distributed Gaming reportable segment. Since the announcement of the distributed gaming operations sale on March 3, 2023, the Company incurred $0.8 million and $0.4 million in transaction costs related to the sales of the distributed gaming operations in Montana and Nevada, respectively, for the year ended December 31, 2023. The Company incurred an additional $2.3 million in transaction costs related to the sale of the distributed gaming operations in Nevada during the nine months ended September 30, 2024. The Company recorded transaction costs in selling, general and administrative expenses as incurred.
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
The assets and liabilities of the distributed gaming operations in Nevada classified as held for sale as of December 31, 2023, and subsequently sold on January 10, 2024, are presented in the table below:

December 31, 2023
(In thousands)	Distributed Gaming - Nevada
ASSETS
Current assets
Cash and cash equivalents	$40,050
Accounts receivables, net	1,945
Prepaid expenses	1,018
Other	2,298
Total current assets held for sale	45,311
Property and equipment, net	21,221
Operating lease right-of-use assets, net	33,601
Goodwill	69,452
Intangible assets, net	28,379
Other assets	6,307
Total assets held for sale	$204,271
LIABILITIES
Current liabilities
Current portion of long-term debt and finance leases	$1,131
Current portion of operating leases	23,323
Accounts payable	1,826
Accrued payroll and related	1,123
Other accrued liabilities	1,151
Total current liabilities related to assets held for sale	28,554
Non-current operating leases	10,614
Other long-term obligations	65
Total liabilities related to assets held for sale	$39,233
The following information presents the revenues and pretax income generated by Rocky Gap and the Company’s distributed gaming operations in Montana and Nevada previously reported as held for sale and divested on July 25, 2023, September 13, 2023 and January 10, 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Maryland Casino Resort
Revenues	$—	$5,723	$—	$43,456
Pretax income	—	1,625	—	12,435
Distributed Gaming- Montana
Revenues	$—	$24,205	$—	$80,878
Pretax income	—	2,925	—	8,883
Distributed Gaming- Nevada
Revenues	$—	$57,667	$6,019	$180,479
Pretax income	—	5,137	476	16,122
Note 3 — Property and Equipment
Property and equipment, net, consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Land	$125,240	$125,240
Building and improvements	978,682	955,859
Furniture and equipment	211,635	190,048
Construction in process	8,602	10,561
Property and equipment	1,324,159	1,281,708
Accumulated depreciation	(559,169)	(495,563)
Property and equipment, net	$764,990	$786,145
Depreciation expense for property and equipment, including finance leases, was $22.0 million and $65.6 million for the three and nine months ended September 30, 2024, respectively, and $21.9 million and $65.2 million for the three and nine months ended September 30, 2023, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company concluded that there was no impairment of the Company’s long-lived assets for the three and nine months ended September 30, 2024 and 2023.
Note 4 — Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and nine months ended September 30, 2024 and 2023, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Goodwill
Balance, December 31, 2023	$22,105	$38,187	$24,033	$84,325
Goodwill acquired (1)	—	—	3,988	3,988
Balance, September 30, 2024	$22,105	$38,187	$28,021	$88,313
(1) Related to the acquisition of GAP taverns discussed in “Note 1 — Nature of Business and Basis of Presentation.”
Intangible assets, net, consisted of the following:

	September 30, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(6,890)	$48,634
		55,524	—	(6,890)	48,634
Amortizing intangible assets
Player relationships	2-14	44,268	(41,681)	—	2,587
Non-compete agreements	2-5	7,147	(3,684)	—	3,463
		51,415	(45,365)	—	6,050
Balance, September 30, 2024		$106,939	$(45,365)	$(6,890)	$54,684

	December 31, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$54,790	$—	$(6,890)	$47,900
		54,790	—	(6,890)	47,900
Amortizing intangible assets
Player relationships	2-14	43,916	(41,050)	—	2,866
Non-compete agreements	2-5	5,747	(2,578)	—	3,169
		49,663	(43,628)	—	6,035
Balance, December 31, 2023		$104,453	$(43,628)	$(6,890)	$53,935
Total amortization expense related to intangible assets was $0.6 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $2.0 million for the three and nine months ended September 30, 2023, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Gaming liabilities	$10,950	$10,726
Dividend payable	6,968	—
Other accrued liabilities	4,966	4,538
Accrued taxes, other than income taxes	4,810	5,193
Deposits	2,424	1,855
Interest	82	4,572
Uncertain tax positions payable	—	7,755
Total current accrued liabilities	$30,200	$34,639

Note 6 — Long-Term Debt
Long-term debt, net and finance leases consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Term Loan B-1	$395,000	$398,000
2026 Unsecured Notes	—	276,453
Finance lease liabilities	3,961	1,691
Notes payable	—	438
Total long-term debt and finance leases	398,961	676,582
Unamortized discount	(3,854)	(7,423)
Unamortized debt issuance costs	(3,539)	(6,042)
Total long-term debt and finance leases after debt issuance costs and discount	391,568	663,117
Current portion of long-term debt and finance leases	(5,294)	(4,596)
Long-term debt, net and finance leases	$386,274	$658,521
Senior Secured Credit Facility
The Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) comprises a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2024, the Company had $395 million in principal amount of outstanding Term Loan B-1 borrowings under its Credit Facility, no outstanding letters of credit and no borrowings under the Revolving Credit Facility, such that the full borrowing availability of $240 million under the Revolving Credit Facility was available to the Company.
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
On May 29, 2024, the Company further modified the terms of the Credit Facility to reduce the interest rate margins applicable to borrowings under the Term Loan B-1. Under the amended Credit Facility, the Term Loan B-1 bears interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.50%), plus a margin of 1.25%, or (2) the Term SOFR rate for the applicable interest period (subject to a floor of 0.50%), plus a margin of 2.25%. The modification eliminated the Term SOFR credit spread adjustment of 0.10% with respect to the Company’s Term Loan B-1. The Company incurred $0.9 million in fees and recorded a loss on debt modification of less than $0.1 million for the debt issuance costs and discount related to the Term Loan B-1 as a result of this modification of the Credit Facility. The modification did not amend the terms of the Revolving Credit Facility. The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility for the three and nine months ended September 30, 2024 was 7.56% and 7.90%, respectively.
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
The Company was in compliance with its financial and other covenants under the Credit Facility as of September 30, 2024.

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
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
On July 27, 2023, the Company’s Board of Directors increased its share repurchase program to $100 million. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that the Company is required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2024, the Company had $35.6 million of remaining share repurchase availability under its July 27, 2023 authorization.
The following table includes the Company’s share repurchase activity for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands, except per share data)
Shares repurchased (1) (2)	815	252	1,804	252
Total cost, including brokerage fees	$25,821	$9,134	$55,351	$9,134
Average repurchase price per share (3)	$31.65	$36.17	$30.67	$36.17
(1)All repurchased shares were retired and constitute authorized but unissued shares. Shares repurchased to settle employee tax withholding related to the vesting of RSUs or exercise of options are not included in the table above.
(2)During the three months ended September 30, 2024, all of the shares were repurchased pursuant to a Rule 10b5-1 trading plan.
(3)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
Subsequent to the end of the third quarter of 2024, from October 1, 2024 through October 4, 2024, the Company repurchased an additional 134,613 shares of its common stock at an average price of $31.19 per share for a total purchase price of $4.2 million pursuant to a Rule 10b5-1 trading plan, thereby reducing the remaining share repurchase availability to $31.4 million under its July 27, 2023 authorization. Additionally, on November 5, 2024, the Company’s Board of Directors increased the Company’s share repurchase authorization by $100.0 million, creating $131.4 million of availability under the Company’s share repurchase program.
Dividends
On February 27, 2024, the Company’s Board of Directors declared a recurring quarterly cash dividend of $0.25 per share of the Company’s common stock. The dividends declared and included in the periods presented were as follows:

Declaration Date	Record Date	Payment Date	Amount per Share	Aggregate Amount (in thousands)
February 27, 2024	March 18, 2024	April 4, 2024	$0.25	$7,237
May 2, 2024	June 14, 2024	July 2, 2024	0.25	7,123
August 6, 2024	September 17, 2024	October 2, 2024	0.25	6,968
Subsequent to the end of the third quarter of 2024, on November 5, 2024, the Company’s Board of Directors authorized its recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on January 7, 2025 to shareholders of record as of December 20, 2024.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2024	1,911,354	$9.19
Granted	—	$—
Exercised	(366,000)	$9.38
Cancelled	—	$—
Expired	—	$—
Outstanding at September 30, 2024	1,545,354	$9.14
Exercisable at September 30, 2024	1,545,354	$9.14
There was no share-based compensation expense related to stock options for the three and nine months ended September 30, 2024 and 2023. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of September 30, 2024 and 2023.
Restricted Stock Units
The following table summarizes the Company’s activity related to RSUs and PSUs:

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	428,762	$34.09	471,935	(1)	$36.40
Granted	232,766	$33.57	131,906	(2)	$34.06
Vested	(284,525)	$28.71	(272,362)	(3)	$29.00
Cancelled	(9,350)	$38.82	(42,568)	(4)	$41.83
Outstanding at September 30, 2024	367,653	$37.67	288,911		$41.33
(1)    Includes PSUs granted in March 2021 (“2021 PSU Awards”) at 200% of the target (based on awards deemed “earned”), PSUs granted in March 2022 at 89.6% of the target (based on awards deemed “earned”) and PSUs granted in March 2023 (“2023 PSU Awards”) at 100% of the target.
(2)    The number of shares for the PSUs listed as granted represents the “target” number of PSUs issued to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
(3)    Represents 2021 PSU Awards that vested in March 2024 at 200% of the target PSUs.
(4)    The Company’s financial results for the performance goals applicable to the 2023 PSU Awards were certified during the three months ended March 31, 2024 and 69.3% of the target 2023 PSU Awards were deemed “earned.” This resulted in the reduction of the PSUs listed as granted in March 2023 to the number of PSUs eligible to vest from 120,825 to 83,724. In addition, 5,467 shares of 2023 PSU Awards were forfeited during the nine months ended September 30, 2024.
Share-based compensation expense related to RSUs was $1.9 million and $5.2 million for the three and nine months ended September 30, 2024, respectively, and $2.0 million and $5.8 million for the three and nine months ended September 30, 2023, respectively. Share-based compensation expense related to PSUs was $1.0 million and $3.1 million for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, there was $9.5 million and $5.8 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which is expected to be recognized over a weighted-average period of 1.9 years and 1.7 years for RSUs and PSUs, respectively. As of September 30, 2023, there was $9.1 million and $7.0 million of unrecognized share-based compensation expense related to RSUs and PSUs, respectively, which was expected to be recognized over a weighted-average period of 1.4 years and 1.1 years for RSUs and PSUs, respectively.
As of September 30, 2024, a total of 4,332,929 shares of the Company’s common stock remained available for grants of awards under the Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2024 of 1,146,766 shares.
Note 8 — Income Tax
The following table includes the Company’s effective income tax rate calculations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for tax rate)	2024	2023	2024	2023
(Loss) income before income tax benefit (provision)	$(1,231)	$308,403	$68,704	$339,347
Income tax benefit (provision)	6,398	(67,187)	(20,951)	(74,219)
Effective tax rate	519.7%	21.8%	30.5%	21.9%
On April 30, 2024, the Internal Revenue Service (the “IRS”) notified the Company that the review of the Company’s 2017 and 2018 federal income tax returns was completed. As a result of the review, the Company’s fixed asset classification and related net operating losses for the respective tax years were adjusted and the Company recorded uncertain tax positions (“UTP”) payable until the historical filings were amended and submitted to the IRS. The Company filed the amended tax returns with the IRS such that no UTP remained as of September 30, 2024. As a result, the Company’s income tax benefit (provision) for the three and nine months ended September 30, 2024 included a net tax benefit from the decrease in UTP payable, interest and penalties.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	September 30, 2024
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$395,000	$394,506	Level 2
Finance lease liabilities	3,961	3,961	Level 3
Total debt	$398,961	$398,467

	December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$398,000	$399,493	Level 2
2026 Unsecured Notes	276,453	277,144	Level 2
Finance lease liabilities	1,691	1,691	Level 3
Notes payable	438	438	Level 3
Total debt	$676,582	$678,766
The estimated fair value of the Company’s Term Loan B-1 was based on a relative value analysis performed as of September 30, 2024 and December 31, 2023, and the estimated fair value of the Company’s 2026 Unsecured Notes was based on a relative value analysis performed as of December 31, 2023. As discussed in “Note 6 — Long-Term Debt,” the Company redeemed and repaid in full all of its 2026 Unsecured Notes on April 15, 2024 such that no obligations under the indenture governing the 2026 Unsecured Notes remained as of September 30, 2024. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, and therefore, their fair value was estimated to be equal to the carrying value.
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $3.9 million for the nine months ended September 30, 2024, and $50.0 million and $156.2 million for the three and nine months ended September 30, 2023, respectively.
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
Note 11 — Segment Information
As of September 30, 2024, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.
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
The Corporate and Other segment includes certain unallocated corporate overhead costs not easily allocable to reportable segments as to do so would not be practical.
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision maker in measuring both the Company’s past and future expectations of performance. Further, the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to the Adjusted EBITDA metric. Adjusted EBITDA represents each segment’s earnings before depreciation and amortization, non-cash lease expense, share-based compensation expense, gain or loss on disposal of assets and business, loss on debt extinguishment and modification, preopening and related expenses, interest, income taxes, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).
Due to the Company’s use of Adjusted EBITDA as its measure of profit for its reportable segments, the Company includes a reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP. The Company also discloses Adjusted EBITDA at the reportable segment level, as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues
Nevada Casino Resorts
Gaming	$38,619	$40,289	$117,221	$121,207
Food and beverage	23,242	24,782	71,456	73,486
Rooms	26,968	28,394	82,795	80,957
Other	10,718	12,059	30,180	32,612
Nevada Casino Resorts revenues	$99,547	$105,524	$301,652	$308,262
Nevada Locals Casinos
Gaming	$25,241	$27,254	$79,272	$85,699
Food and beverage	6,376	6,482	19,951	19,737
Rooms	1,970	2,395	6,965	7,633
Other	1,818	1,770	6,074	5,899
Nevada Locals Casinos revenues	$35,405	$37,901	$112,262	$118,968
Nevada Taverns
Gaming	$11,824	$12,985	$38,406	$39,197
Food and beverage	12,231	12,387	37,199	38,654
Other	1,987	1,168	6,396	3,601
Nevada Taverns revenues	$26,042	$26,540	$82,001	$81,452
Distributed Gaming
Gaming	$—	$80,425	$5,981	$256,357
Food and beverage	—	189	17	554
Other	—	1,258	21	4,446
Distributed Gaming revenues	$—	$81,872	$6,019	$261,357
Maryland Casino Resort
Gaming	$—	$4,224	$—	$33,159
Food and beverage	—	667	—	4,881
Rooms	—	628	—	4,322
Other	—	204	—	1,094
Maryland Casino Resort revenues	$—	$5,723	$—	$43,456
Corporate and Other	239	166	680	8,963
Total revenues	$161,233	$257,726	$502,614	$822,458

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Adjusted EBITDA
Nevada Casino Resorts	$24,614	$30,837	$78,897	$90,592
Nevada Locals Casinos	14,274	16,878	48,738	56,509
Nevada Taverns	5,317	7,519	20,669	24,507
Distributed Gaming	—	8,441	484	28,175
Maryland Casino Resort	—	1,626	—	12,652
Corporate and Other	(10,191)	(12,116)	(32,590)	(38,673)
Total Adjusted EBITDA	34,014	53,185	116,198	173,762
Adjustments
Depreciation and amortization	(22,626)	(22,213)	(67,362)	(67,175)
Non-cash lease benefit (expense)	65	10	298	(14)
Share-based compensation	(2,969)	(3,444)	(8,688)	(10,625)
Gain on disposal of assets	256	5	242	125
Gain on sale of business	—	305,829	68,944	305,829
Loss on debt extinguishment and modification	—	—	(4,446)	(405)
Preopening and related expenses (1)	(234)	(50)	(377)	(575)
Other, net	(1,778)	(9,613)	(8,850)	(9,230)
Interest expense, net	(7,959)	(15,306)	(27,255)	(52,345)
Income tax benefit (provision)	6,398	(67,187)	(20,951)	(74,219)
Net income	$5,167	$241,216	$47,753	$265,128
(1) Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within the casino locations.
Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Corporate and Other	Consolidated
Balance at September 30, 2024	$726,962	$158,781	$155,695	$—	$60,146	$1,101,584

Balance at December 31, 2023	$758,622	$160,059	$148,250	$204,271	$181,081	$1,452,283
Note 12 — Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Blake L. Sartini, 3% beneficially owned by Stephen A. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Company’s Chief Development Officer. Mr. Sartini II serves as the Company’s Chief Operating Officer. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for each of the three months ended September 30, 2024 and 2023, and $0.2 million for each of the nine months ended September 30, 2024 and 2023.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and nine months ended September 30, 2024 and 2023 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of September 30, 2024 and December 31, 2023.
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
The Company incurred less than $0.1 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for each of the three and nine months ended September 30, 2024, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. The Company was owed $0.1 million under such agreements as of September 30, 2024 and December 31, 2023.
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
As discussed in “Note 7 — Shareholders’ Equity and Stock Incentive Plans,” subsequent to the end of the third quarter of 2024, from October 1, 2024 through October 4, 2024, the Company repurchased an additional 134,613 shares of its common stock at an average price of $31.19 per share for a total purchase price of $4.2 million pursuant to a Rule 10b5-1 trading plan. Additionally, on November 5, 2024, the Company’s Board of Directors increased the Company’s share repurchase authorization by $100.0 million, creating $131.4 million of availability under the Company’s share repurchase program. The Company’s Board of Directors also authorized its recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on January 7, 2025 to shareholders of record as of December 20, 2024.
There were no additional subsequent events that occurred after September 30, 2024 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months ended September 30, 2024.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions; anticipated future growth and trends in our business or key markets; projections of future financial condition, operating results, income, capital expenditures, costs, dividends or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: changes in national, regional and local economic and market conditions; legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations); increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; reliance on key personnel (including our Chief Executive Officer, President and Chief Financial Officer, and Chief Operating Officer); our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. Our portfolio includes eight casino properties located in Nevada and 72 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.
We completed the sales of Rocky Gap Casino Resort (“Rocky Gap”) on July 25, 2023 for aggregate cash consideration of $260.0 million, our distributed gaming operations in Montana on September 13, 2023 for cash consideration of $109.0 million plus working capital and other adjustments and net of cash transferred at closing, and our distributed gaming operations in Nevada on January 10, 2024 for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to their sale, the operations of Rocky Gap were presented in our Maryland Casino Resort reportable segment, and the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in our Distributed Gaming reportable segment. Refer to “Note 2 — Divestitures” and “Note 11 — Segment Information” in Part I, Item 1: Financial Statements for further information.
On November 21, 2023, we acquired the operations of Lucky’s Lounge & Restaurant (“Lucky’s”), comprised of four tavern locations in Nevada, for cash consideration of $10.0 million, as part of an expansion of our branded tavern portfolio. On April 22, 2024, we acquired the operations of Great American Pub (“GAP”), comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired Lucky’s and GAP taverns have been included in our Nevada Taverns reportable segment from the date of acquisition.

Operations
As of September 30, 2024, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.
The following table sets forth certain information regarding our operations by reportable segment as of September 30, 2024:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	772	37	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,023	29	1,905
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	67,600	624	13	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	591	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	707	10	259
Gold Town Casino	Pahrump, NV	10,000	157	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	172	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	348	9	69
Nevada Taverns
72 branded tavern locations	Nevada	—	1,138	—	—
Totals		370,216	5,532	98	6,002
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
Laughlin casinos: We own and operate two casino resorts in Laughlin, Nevada, the Aquarius and the Edgewater, which are located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming, race and sports book facilities at each property, the Aquarius has seven restaurants and the Edgewater offers five restaurants. The Edgewater also offers a bingo facility and dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center.
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
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Prior to the sale of our distributed gaming operations in Nevada, we owned and operated the slot machines located within each tavern. Following the sale, slot machines at our branded tavern locations are owned and operated by the independent third party that acquired the distributed gaming operations from us. Accordingly, Golden typically receives a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third party that acquired the distributed gaming operations to place the slot machines in our taverns. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, PT’s Place, Sean Patrick’s, Sierra Gold, SG Bar, Sierra Junction, Lucky’s and Great American Pub. As of September 30, 2024, we owned and operated 72 branded taverns, which offered over 1,100 onsite slot machines.

Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues
Gaming	$75,684	$165,177	$240,880	$535,619
Food and beverage	41,849	44,507	128,623	137,312
Rooms	28,938	31,417	89,760	92,912
Other	14,762	16,625	43,351	56,615
Total revenues	161,233	257,726	502,614	822,458
Expenses
Gaming	20,141	94,820	67,796	307,126
Food and beverage	34,226	33,576	102,702	101,243
Rooms	16,202	15,978	48,888	46,118
Other	4,276	5,487	11,140	17,222
Selling, general and administrative	57,056	67,727	173,130	196,856
Depreciation and amortization	22,626	22,213	67,362	67,175
Gain on disposal of assets	(256)	(5)	(242)	(125)
Gain on sale of business	—	(305,829)	(68,944)	(305,829)
Preopening expenses	234	50	377	575
Total expenses (income)	154,505	(65,983)	402,209	430,361
Operating income	6,728	323,709	100,405	392,097
Non-operating expense
Interest expense, net	(7,959)	(15,306)	(27,255)	(52,345)
Loss on debt extinguishment and modification	—	—	(4,446)	(405)
Total non-operating expense, net	(7,959)	(15,306)	(31,701)	(52,750)
(Loss) income before income tax benefit (provision)	(1,231)	308,403	68,704	339,347
Income tax benefit (provision)	6,398	(67,187)	(20,951)	(74,219)
Net income	$5,167	$241,216	$47,753	$265,128
Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Revenues
The $96.5 million, or 37%, decrease in revenues for the three months ended September 30, 2024 compared to the prior year period resulted from decreases of $89.5 million, $2.7 million, $2.5 million and $1.8 million in gaming, food and beverage, rooms, and other revenues, respectively. The decrease in gaming revenues was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada from their respective dates of sale on July 25, 2023, September 13, 2023 and January 10, 2024, respectively. The decrease in food and beverage revenues was primarily driven by the exclusion of the results of Rocky Gap and a strategic decision to reduce the number of entertainment offerings at our Laughlin Event Center, which resulted in decreased visitation at our Laughlin properties during the current year period. We also experienced lower occupancy rates at our Nevada Casino Resorts during the three months ended September 30, 2024 compared to the prior year period, which resulted in lower food and beverage, rooms, and other revenues.
The $319.8 million, or 39%, decrease in revenues for the nine months ended September 30, 2024 compared to the prior year period resulted from decreases of $294.7 million, $8.7 million, $3.1 million, and $13.3 million in gaming, food and beverage, rooms, and other revenues, respectively. The decrease in revenues for the nine months ended September 30, 2024 compared to the prior year was driven by the year-over-year trends observed for the three months ended September 30, 2024 discussed above.

Operating Expenses
The $75.0 million, or 50%, decrease in operating expenses for the three months ended September 30, 2024 compared to the prior year period related to decreases of $74.7 million and $1.2 million in gaming and other operating expenses, respectively, partially offset by the increases of $0.7 million and $0.2 million in food and beverage and rooms operating expenses, respectively. The decrease in gaming operating expenses was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada following their respective dates of sale. The decrease in other operating expenses was driven primarily by a decrease in costs related to entertainment at our Laughlin Event Center. The increase in food and beverage operating expenses was primarily attributable to the addition of seven branded taverns since the prior year period. Rooms operating expenses increased due to the higher labor costs incurred at The STRAT during the three months ended September 30, 2024 compared to the prior year period.
The $241.2 million, or 51%, decrease in operating expenses for the nine months ended September 30, 2024 compared to the prior year period resulted from decreases of $239.3 million and $6.1 million in gaming and other expenses, respectively. The decrease was partially offset by increases of $1.5 million and $2.7 million in food and beverage and rooms operating expenses, respectively. The changes in operating expenses for the nine months ended September 30, 2024 compared to the prior year period were primarily driven by the year-over-year trends observed for the three months ended September 30, 2024 discussed above.
Selling, General and Administrative Expenses
The $10.7 million, or 16%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2024 compared to the prior year period was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada following their respective dates of sale. This decrease was partially offset by an increase in costs related to insurance and related reserves, utilities, legal, vendor fees, and maintenance contract fees.
The $23.7 million, or 12%, decrease in SG&A expenses for the nine months ended September 30, 2024 compared to the prior year period was primarily driven by the year-over-year trends observed for the three months ended September 30, 2024 discussed above.
SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $0.4 million, or 2%, and $0.2 million, or 0.3%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods was primarily related to the addition of four Lucky’s locations in November 2023 and two GAP locations in April 2024 and depreciation of new assets placed in service upon completion of the room remodels at The STRAT.
Gain on Disposal of Assets
Gain on disposal of assets for the three and nine months ended September 30, 2024 was primarily driven by disposal of certain assets in our Nevada Locals Casinos segment. Gain on disposal of assets for the three and nine months ended September 30, 2023 was primarily driven by sales of used gaming equipment in our Distributed Gaming segment.
Gain on Sale of Business
There was no gain on sale of business for the three months ended September 30, 2024. The $68.9 million gain on sale of business for the nine months ended September 30, 2024 was due to the sale of our distributed gaming operations in Nevada on January 10, 2024.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three and nine months ended September 30, 2024 and 2023 were related to our new branded tavern openings within our Nevada Taverns segment.
Non-Operating Expense, Net
The decrease in non-operating expense, net of $7.3 million, or 48%, and $21.0 million, or 40%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods was primarily related to the decrease in interest expense, net of interest income, in the amount of $7.3 million and $25.1 million for the three and nine months ended September 30, 2024, respectively. The decrease in interest expense, net was primarily attributable to the reduction in the amount of debt obligations outstanding and higher interest income generated during the current year period. The interest expense reduction was partially offset by the $4.0 million increase in loss on debt extinguishment and modification primarily due to the write-off of debt issuance costs and discount as a result of the redemption of all of our 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) on April 15, 2024. Refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for further information.
Income Taxes
The effective income tax rates were 519.7% and 30.5% for the three and nine months ended September 30, 2024, respectively. The effective income tax rate for the three months ended September 30, 2024 differed from the federal income tax rate of 21% primarily due to the benefit recorded from the reduction of our uncertain tax positions (“UTP”) payable. The effective income tax rate for the nine months ended September 30, 2024 differed from the federal income tax rate of 21% primarily due to the tax effect of the sale of our distributed gaming operations in Nevada and the benefit recorded from the reduction of our UTP. The effective income tax rates were 21.8% and 21.9% for the three and nine months ended September 30, 2023, respectively, which differed from the federal tax rate of 21% primarily due to the limitation on tax deductions for executive compensation in excess of $1 million under Section 162(m) of the Internal Revenue Code.
Revenues and Adjusted EBITDA by Reportable Segment
To supplement our consolidated financial statements presented in accordance with United States generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA because it is the primary metric used by our chief operating decision maker and investors in measuring both our past and future expectations of performance. Adjusted EBITDA provides useful information to the users of our financial statements by excluding specific expenses and gains that we believe are not indicative of our core operating results. Furthermore, our annual performance plan used to determine compensation for our executive officers and employees is tied to the Adjusted EBITDA metric. It is also a measure of operating performance widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do.
We define “Adjusted EBITDA” as earnings before depreciation and amortization, non-cash lease expenses, shared-based compensation expense, gain or loss on disposal of assets and business, loss on debt extinguishment and modification, preopening and related expenses, interest, income taxes, and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead (which is not allocated to each reportable segment).

The following table presents our total revenues and Adjusted EBITDA by reportable segment and a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues
Nevada Casino Resorts	$99,547	$105,524	$301,652	$308,262
Nevada Locals Casinos	35,405	37,901	112,262	118,968
Nevada Taverns	26,042	26,540	82,001	81,452
Distributed Gaming	—	81,872	6,019	261,357
Maryland Casino Resort	—	5,723	—	43,456
Corporate and Other	239	166	680	8,963
Total Revenues	$161,233	$257,726	$502,614	$822,458

Adjusted EBITDA
Nevada Casino Resorts	$24,614	$30,837	$78,897	$90,592
Nevada Locals Casinos	14,274	16,878	48,738	56,509
Nevada Taverns	5,317	7,519	20,669	24,507
Distributed Gaming	—	8,441	484	28,175
Maryland Casino Resort	—	1,626	—	12,652
Corporate and Other	(10,191)	(12,116)	(32,590)	(38,673)
Total Adjusted EBITDA	$34,014	$53,185	$116,198	$173,762

Net income	$5,167	$241,216	$47,753	$265,128
Adjustments
Depreciation and amortization	22,626	22,213	67,362	67,175
Non-cash lease (benefit) expense	(65)	(10)	(298)	14
Share-based compensation	2,969	3,444	8,688	10,625
Gain on disposal of assets	(256)	(5)	(242)	(125)
Gain on sale of business	—	(305,829)	(68,944)	(305,829)
Loss on debt extinguishment and modification	—	—	4,446	405
Preopening and related expenses (1)	234	50	377	575
Other, net	1,778	9,613	8,850	9,230
Interest expense, net	7,959	15,306	27,255	52,345
Income tax (benefit) provision	(6,398)	67,187	20,951	74,219
Adjusted EBITDA	$34,014	$53,185	$116,198	$173,762
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within the casino locations.
Nevada Casino Resorts
Revenues decreased by $6.0 million, or 6%, for the three months ended September 30, 2024 compared to the prior year period primarily due to decreases of $1.7 million, $1.6 million, $1.4 million and $1.3 million in gaming, food and beverage, rooms and other revenues, respectively. The decrease in revenues for the three months ended September 30, 2024 was primarily driven by lower visitation to our Nevada Casino Resorts in part related to the strategic decision to reduce the number of entertainment offerings at our Laughlin Event Center.
Revenues decreased by $6.6 million, or 2%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to decreases of $4.0 million, $2.0 million, and $2.4 million in gaming, food and beverage, and other revenues, respectively, offset by $1.8 million increase in rooms revenues. The decreases in the current year period were primarily driven by the year-over-year trends observed for the three months ended September 30, 2024 discussed above.

Adjusted EBITDA decreased by $6.2 million, or 20%, and $11.7 million, or 13%, for the three and nine months ended September 30, 2024, respectively, compared to prior year periods primarily due to higher labor costs incurred at The STRAT during the current year and the reduction in revenues compared to the prior year period.
Nevada Locals Casinos
Revenues decreased by $2.5 million, or 7%, for the three months ended September 30, 2024 compared to the prior year period primarily due to a decrease of $2.0 million, $0.1 million and $0.4 million in gaming, food and beverage, and rooms revenues, respectively. The decrease in gaming revenue for the three months ended September 30, 2024 was primarily attributable to lower slot and bingo revenues at certain of our Nevada Locals Casinos due to lower visitation from our rated players, which also impacted our food and beverage and rooms revenues.
Revenues decreased by $6.7 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to decreases of $6.4 million and $0.7 million in gaming and rooms revenues, respectively, offset by increases of $0.2 million each in food and beverage and other revenues. The changes in gaming and rooms revenues for the nine months ended September 30, 2024 were primarily driven by lower visitation from our rated players, with food and beverage and other revenues relatively flat year-over-year.
Adjusted EBITDA decreased by $2.6 million, or 15%, and $7.8 million, or 14%, for the three and nine months ended September 30, 2024, respectively, compared to prior year periods, primarily due to higher labor costs during the current year periods and the reduction in revenues compared to the prior year periods.
Nevada Taverns
Revenues decreased by $0.5 million, or 2%, for the three months ended September 30, 2024 compared to the prior year period primarily due to decreases of $1.2 million and $0.1 million in gaming and food and beverage revenues, respectively, offset by a increase of $0.8 million in other revenues. Our Nevada Taverns experienced lower visitation during the current year period, which impacted our gaming and food and beverages revenues for the three months ended September 30, 2024. Other revenue increased compared to the prior year period due to certain of our taverns operating under a space lease arrangement where we receive a fixed monthly rental fee.
Revenues increased by $0.5 million, or 1%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to increase of $2.8 million in other revenues, partially offset by decreases of $0.8 million and $1.5 million in gaming and food and beverage revenues, respectively. The changes were primarily driven by the year-over-year trends observed for the three months ended September 30, 2024 discussed above.
Adjusted EBITDA decreased by $2.2 million, or 29%, and $3.8 million, or 16%, for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods primarily due to higher labor costs and cost of goods in the current year periods.
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
Adjusted EBITDA Margin
For the three months ended September 30, 2024, Adjusted EBITDA as a percentage of segment revenues (or Adjusted EBITDA margin) was 25%, 40% and 20% for Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns segments, respectively, compared to Adjusted EBITDA margins of 29%, 45% and 28%, respectively, for the prior year period. For the nine months ended September 30, 2024, Adjusted EBITDA margins were 26%, 43% and 25% for Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns segments, respectively, compared to Adjusted EBITDA margins of 29%, 47% and 30%, respectively, for the prior year period.
The lower Adjusted EBITDA margins for the three and nine months ended September 30, 2024 were primarily attributable to increases in labor costs and cost of goods and the reduction in revenues compared to the prior year periods.

Liquidity and Capital Resources
As of September 30, 2024, we had $68.6 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of September 30, 2024, we had borrowing availability of $240 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). As discussed above, on January 10, 2024, we sold our distributed gaming operations in Nevada for aggregate cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. In addition, commencing in February 2024, our Board has declared a recurring quarterly cash dividend of $0.25 per share of our common stock, the first of which was paid on April 4, 2024. Refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for further discussion on dividends.
During the second quarter of 2024, we reduced our long-term debt obligations by redeeming in full all of our 2026 Unsecured Notes, and we modified the terms of our senior secured credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”) to reduce the interest rate margins applicable to term loan borrowings under the Credit Facility. The transactions improved our net leverage and are expected to have a positive impact on our ability to access capital resources in the future. Refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for additional information.
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
Cash Flows
Net cash provided by operating activities was $69.8 million and $128.3 million for the nine months ended September 30, 2024 and 2023, respectively. The $58.5 million, or 46%, decrease in operating cash flows for the nine months ended September 30, 2024 compared to the prior year period was primarily related to a decrease in operating income as a result of divestitures of Rocky Gap and our distributed gaming operations in Montana and Nevada and the timing of working capital spending.
Net cash provided by investing activities of $155.1 million for the nine months ended September 30, 2024 was primarily related to the cash receipts of $204.1 million from the sale of our distributed gaming operations in Nevada in January 2024, offset by $41.7 million spent on capital expenditures, primarily at The STRAT, and $7.3 million spent on the acquisition of GAP. Net cash provided by investing activities of $293.6 million for the nine months ended September 30, 2023 was primarily related to the cash receipts of $365.0 million from the sale of Rocky Gap in July 2023 and our distributed gaming operations in Montana in September 2023, offset by $71.7 million spent on capital expenditures, primarily at The STRAT.
Net cash used in financing activities was $354.0 million and $268.1 million for the nine months ended September 30, 2024 and 2023, respectively. The $85.9 million, or 32%, increase in net cash used in financing activities during the nine months ended September 30, 2024 primarily related to a $276.5 million payment to redeem and repay in full our 2026 Unsecured Notes and a $45.5 million year-over-year increase in the aggregate amount paid for the repurchases of our common stock under our share repurchase program. The increase in net cash used in financing activities was partially offset by a $8.5 million reduction in the amount paid for tax withholdings on option exercises and the vesting of time-based restricted stock units (“RSUs”), and a $8.0 million reduction in fees paid for debt extinguishment and modification costs during the current year period, as well as a $3.2 million increase in proceeds from stock option exercises. In addition, during the nine months ended September 30, 2023, we made a $175 million prepayment under our Credit Facility using a portion of the proceeds from the sale of Rocky Gap and paid a one-time cash dividend of $2.00 per share of the outstanding common stock in the aggregate amount of $57.7 million.
Long-Term Debt
Refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements for discussion of our debt instruments.
Share Repurchase Program
Share repurchases may be made from time to time in open market transactions, block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. There is no minimum number of shares that we are required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. Refer to “Note 7 — Shareholders’

Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for additional information regarding our share repurchase program and common stock purchases made pursuant to our share repurchase program.
During the nine months ended September 30, 2024, we repurchased 1,804,233 shares of our common stock at an average price of $30.67 per share for a total purchase price of $55.4 million. Subsequent to quarter end, we repurchased an additional 134,613 shares of our common stock at an average price of $31.19 per share for a total purchase price of $4.2 million under our Rule 10b5-1 trading plan.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2024.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2024, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements).
As of September 30, 2024, we had $395 million in principal amount of outstanding term loan borrowings under the Credit Facility with no outstanding borrowings under our $240 million Revolving Credit Facility (defined in “Note 6 — Long-Term Debt” in Part I, Item 1: Financial Statements). Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 7.56% and 7.90% for the three and nine months ended September 30, 2024, respectively. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to effects of capitalized interest, by $2.0 million over a twelve-month period.
As of September 30, 2024, we had $68.6 million in cash and cash equivalents.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
During the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $100 million share repurchase program authorized by our Board of Directors on July 27, 2023. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that we are required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice.
The following table presents our common stock repurchases for the three months ended September 30, 2024:

	Total Number of Shares Purchased (1) (2)	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
July 1-31, 2024	—	$—	—	$61.4
August 1-31, 2024	253,712	31.36	253,712	53.4
September 1-30, 2024	561,404	31.79	561,404	35.6
Total	815,116	$31.65	815,116	$35.6
(1)    All repurchased shares were retired and constitute authorized but unissued shares. Shares repurchased to settle employee tax withholding related to the vesting of RSUs or exercise of options are not included in the table above.
(2)    During the three months ended September 30, 2024, all of the shares were repurchased pursuant to a Rule 10b5-1 trading plan.
Subsequent to the end of the third quarter of 2024, from October 1, 2024 through October 4, 2024, we repurchased an additional 134,613 shares of our common stock at an average price of $31.19 per share for a total purchase price of $4.2 million pursuant to a Rule 10b5-1 trading plan, thereby reducing the remaining share repurchase availability to $31.4 million under our July 27, 2023 authorization. As discussed in “Note 7 — Shareholders’ Equity and Stock Incentive Plans” and “Note 13 — Subsequent Events” in Part I, Item 1: Financial Statements, on November 5, 2024, our Board of Directors increased our share repurchase authorization by $100.0 million, creating $131.4 million of availability under our share repurchase program.
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024.

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 8, 2024	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS E. HAAS
Thomas E. Haas
Senior Vice President of Accounting
(Principal Accounting Officer)