Form 10-K
period 2024-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2025-02-28
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $673,194,822. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.
As of February 17, 2025, 26,511,007 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

GOLDEN ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2024

PART I
As used in this Annual Report on Form 10-K (“Annual Report”), unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.
Forward-Looking Statements
This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans; anticipated future growth and trends in our business or key markets and business outlook; return of capital to shareholders (including through the payment of recurring quarterly cash dividends or repurchase of shares of our common stock); projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: changes in national, regional and local economic and market conditions; legislative and regulatory matters; increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; reliance on key personnel; our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in Part I, Item 1A” of this Annual Report, or appearing elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Rocky Gap Casino Resort and Distributed Gaming Operations Sales
We completed the sales of Rocky Gap Casino Resort (“Rocky Gap”) on July 25, 2023 for aggregate cash consideration of $260.0 million, our distributed gaming operations in Montana on September 13, 2023 for cash consideration of $109.0 million plus working capital and other adjustments and net of cash transferred at closing, and our distributed gaming operations in Nevada on January 10, 2024 for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to their sales, the results of operations of Rocky Gap were presented in our Maryland Casino Resort reportable segment, and the results of the distributed gaming operations in Montana and Nevada were presented in our Distributed Gaming reportable segment. Refer to the discussion in “Note 3 — Divestitures” and “Note 15 — Segment Information” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information.

Acquisition of Taverns
On November 21, 2023, we acquired the operations of Lucky’s Lounge & Restaurant (“Lucky’s”), comprised of four tavern locations in Nevada, for cash consideration of $10.0 million. On April 22, 2024, we acquired the operations of Great American Pub (“GAP”), comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired Lucky’s and GAP taverns have been included in our Nevada Taverns reportable segment from the date of acquisition.
Operations
As of December 31, 2024, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.
The following table sets forth certain information regarding our operations by reportable segment as of December 31, 2024:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	778	36	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,012	29	1,906
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	67,600	632	13	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	592	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	699	10	259
Gold Town Casino	Pahrump, NV	10,000	147	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	166	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	335	9	69
Nevada Taverns
72 branded tavern locations	Nevada	—	1,138	—	—
Totals		370,216	5,499	97	6,003
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
The STRAT: The STRAT is our premier casino resort property, located on Las Vegas Boulevard on the north end of the Las Vegas Strip. The STRAT is comprised of a casino, a hotel and a tower with indoor and outdoor observation decks and thrill rides, including the SkyJump attraction. The STRAT offers hotel rooms, gaming, race and sportsbook facilities in an 80,000 square foot casino, ten restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.
Laughlin casinos: We own and operate two casino resorts in Laughlin, Nevada, the Aquarius and the Edgewater, which are located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming, and race and sportsbook facilities at each property, the Aquarius has seven restaurants and the Edgewater offers five restaurants. The Edgewater also offers a bingo facility and dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center.
The operations of Colorado Belle Casino Resort (“Colorado Belle”) have remained suspended since March 2020 and we voluntarily surrendered our gaming license for the property on June 30, 2023.

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
Arizona Charlie’s casinos: Our Arizona Charlie’s Boulder and Arizona Charlie’s Decatur casino properties primarily serve local Las Vegas gaming patrons and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming, race and sportsbook facilities, and bingo facilities, Arizona Charlie’s Boulder offers three restaurants and an RV park with 221 RV hook-up sites and Arizona Charlie’s Decatur offers four restaurants.
Pahrump casinos: We own and operate three casino properties in Pahrump, Nevada, which is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition to gaming and race and sportsbook facilities at each of our Pahrump casino properties, the Pahrump Nugget offers hotel rooms, five restaurants, bingo, a bowling center, and a 5,200 square foot banquet and event center. Our Lakeside Casino & RV Park also offers a restaurant and 159 RV hook-up sites.
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Prior to the sale of our distributed gaming operations in Nevada, we owned and operated the slot machines located within each tavern, typically limited to 15 slot machines. Following the sale, slot machines at our branded tavern locations are owned and operated by the independent third-party that acquired the distributed gaming operations from us. Accordingly, Golden typically receives a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third-party operator to place the slot machines in our taverns. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Ranch, PT’s Place, Sean Patrick’s, Sierra Gold, SG Bar, Sierra Junction, Lucky’s and Great American Pub. As of December 31, 2024, we owned and operated 72 branded taverns, which offered over 1,100 onsite slot machines.
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
True Rewards Loyalty Program
Our marketing efforts seek to capitalize on repeat visitation through the use of our True Rewards loyalty program. We offer our True Rewards loyalty program at all of our casino properties and branded tavern locations. Members of our True Rewards loyalty program earn points based on gaming activity and food and beverage purchases at our casino properties and branded taverns. Loyalty points are redeemable for slot play, promotional table game chips, cash back, entertainment and food and beverage purchases. All points earned in the loyalty program are consolidated into a single account balance which is redeemable at all of our locations.
Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. As of December 31, 2024, we had approximately 600,000 active players in our marketing database, providing us with an avenue to drive customer engagement and cross-marketing opportunities across our properties.
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
In addition, we face ever-increasing competition from online gaming, including mobile gaming applications for smartphones and tablet computers, state-sponsored lotteries, card clubs, sportsbook facilities, fantasy sports websites and other forms of legalized gaming. Various forms of internet gaming have been approved in Nevada, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition for our operations.
Regulation
Gaming Regulation
We are subject to extensive federal, state, and local regulations. State and local government authorities in the jurisdictions in which we operate require us to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to be involved in gaming operations. These are privileged licenses or approvals which are not guaranteed by statute or regulation. State and local government authorities may limit, condition, suspend or revoke a license, impose substantial fines, and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will be able to obtain and maintain the gaming licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if additional gaming laws or regulations are adopted, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us and our business. For additional information, refer to the risk factor entitled “Our business is subject to extensive gaming regulation, which is costly to comply with, and gaming authorities have significant control over our operations” in “Part I, Item 1A: Risk Factors” of this Annual Report.
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
Applicable gaming laws and regulations also restrict our ability to issue securities, incur debt, and undertake other financing activities. Such transactions would generally require the approval of gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If state regulatory authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could materially adversely affect our business.
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
Responsible Marketing & Advertising
We consider responsible gaming to be an important part of our overall marketing strategy. We are a member of the Nevada Council on Problem Gaming and have contributed nearly $0.4 million to the organization since 2015. Our marketing practices adhere to legal and regulatory requirements. We put a significant emphasis on raising awareness about our commitment to responsible gaming to mitigate risks and promote a healthy gaming experience throughout our properties and branded tavern locations. We are also committed to promoting responsible gaming practices and providing responsible gaming information to our customers.
We include a toll-free help number and responsible gaming messaging at all of our properties and branded tavern locations. We prohibit any marketing and advertisements directed toward underage persons or high-risk individuals. Our patrons have an opportunity to be removed from any promotional mailings and gambling by requesting to be a part of our self-exclusion program.
We train our team members on ways to detect and prevent minors from gambling and consuming alcohol or loitering in designated gaming areas. This training is required to be taken by all team members upon hire.
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
Social Responsibility and Environmental Stewardship
Our organization’s environmental and social goals as well as our team members’ involvement have a positive impact on the communities we serve. We encourage our team members’ engagement in volunteerism and support our team members’ involvement in local philanthropic opportunities. We are committed to supporting our military community by offering a variety of discounts at our casino properties and branded taverns.
We are proud to be involved in various charitable events, which have included fundraisers for amyotrophic lateral sclerosis (“ALS”), the Keep Memory Alive foundation for brain disorders, Scale The STRAT for the American Lung Association, and others. We have been contributing to the Nevada AAA Scholarship fund since 2018 and donate $0.2 million each year. We support food security programs, including but not limited to, Feed a Family, Meals for Christmas and Thanksgiving, and our team members volunteer in food banks. In addition, we participate in “adopt the school” programs in each community in which we operate and support local schools through both charitable donations and supply drives. At the end of 2024, we acquired and installed Everi Cares Giving kiosks across our casino properties and provided our guests the opportunity to donate change to select charities. This program allowed us to contribute $0.1 million to Opportunity Village, Boys & Girls Club of Southern Nevada, United Way of Southern Nevada and Communities in Schools Nevada. For the year ended December 31, 2024, we donated over $1.0 million and volunteered nearly 11,000 hours to various local and national organizations benefiting children and local families, furthering the advancement of education and career opportunities, and promoting health awareness.
We continue our partnership with the University of Nevada, Las Vegas (“UNLV”) on various projects, including employment outreach. Our Chairman of the Board and Chief Executive Officer serves on the Board of Trustees for the Las Vegas Foundation and our General Counsel serves as the Chair of the Business Advisory Board at UNLV William S. Boyd School of Law.
We are also committed to energy efficiency and continue an ongoing effort of LED conversions, upgrading of escalators and elevators in various properties and replacing units with new efficient models at all our casino properties and branded tavern locations. Our long-term goal is to continue focusing on energy efficiency and conservation.
We continue to evaluate our water management and water efficiency programs with plans to implement additional programs in the future. Our goal is to reduce our consumptive water use and invest more efforts in water reuse and conservation programs. For example, we implemented xeriscaping as an environmental design choice, which allows for a reduction in our water usage and maintenance costs associated with commercial landscaping and allows us to adapt to the current pressures around monitoring and minimizing water usage. We plan to increase our investment in smart technologies that allow us to track our usage of utilities more efficiently and to prioritize budgeting for water-efficient equipment and appliances.
Human Capital
We are committed to recruiting, developing and retaining a superior workforce. We have a long history and deep cultural commitment to service and authenticity. As of December 31, 2024, we employed approximately 5,300 team members, which is a 9% decrease from December 31, 2023, when we had over 5,800 employees. The decrease in the workforce in 2024 compared to the prior year is primarily attributable to the divestitures of certain operations completed in 2023 and 2024 as discussed above. Through our Human Resources department, we review quarterly human capital reports, which cover all aspects of our diverse and multi-demographic workforce. This information is reviewed by the executive leadership team and members of our Board of Directors on a regular basis.
Mission and Values
In 2024, we continued to emphasize our organizational mission and values, as well as our “I CARE” guest service initiative. Our mission is to create authentic entertainment experiences where premium service is delivered at an exceptional value while supporting our visitors and the local communities we serve.
Our core mission is:
•To provide exceptional service to our guests
•To be accountable to each other
•To have integrity in all interactions
•To be urgent with purpose in our efforts
Our human capital initiatives reflect our commitment to aligning our workforce with our mission and values.
Recruitment
We recruit applicants by utilizing various recruitment platforms and sources in an effort to secure a diverse pool of applicants and ensure the sustainability of our talent pipeline. We routinely evaluate and enact strategic wage adjustments throughout our employee base to remain competitive with market conditions and to improve retention.
In 2024, we continued our relationships with various local non-profit organizations to connect job seekers with employment opportunities within Golden and hosted hiring events throughout the year. We continued our outreach to academic institutions, including UNLV, to offer internship programs for students within our Finance, Accounting, Hospitality, Marketing and Information Technology departments to source diverse candidates.
We continue to enhance our training initiatives so that those with a skills gap or no prior experience can receive training enabling them to perform their job duties effectively. Further, we provide leadership and behavioral interviewing training to support investment in our top talent. We maintain recruitment opportunities on our website that also includes access to our Company’s policies and commitment statements.

Team Member Benefits, Health and Well-Being
We engage with a nationally recognized benefits consulting firm to independently evaluate the effectiveness and competitiveness of our benefits program within the industry. As an organization with a diverse workforce across our casino properties and branded taverns, we offer our team members several options for annual benefits enrollment, including enrollment by telephone, online or through an app, and we support multi-lingual options. Our comprehensive benefits program provides our team members with the flexibility to choose their preferred medical, dental and vision plans. In addition, we offer telemedicine, flexible spending and health savings accounts, life insurance and a retirement plan that provides an annual discretionary match. We also offer a variety of optional benefits to promote the health and security of our employees and their families, including disability insurance and expanded life insurance coverage, critical illness and accident insurance, legal, identity theft, auto and home insurance, and pet insurance. We view mental health services as a fundamental part of our benefits program and offer a comprehensive suite of related benefits, including online mental health counseling through our team member assistance program. Additionally, we offer extended benefits to employees with chronic health conditions through our medical and prescription provider. Services include case management and a prescription savings program. We also offer additional resources to our team members to assist them through the qualification and election process for Medicaid and Medicare.
We continue to offer a number of on-site health services to ensure the health and well-being of our team members. Such services are offered free of charge and include, but are not limited to, dental exams, preventative care health screenings, and mental health awareness and support.
Safety, Training, Employee Retention and Development
We consider employee training, retention, and development to be an important part of our overall employee professional development policy, as such initiatives also lead to a higher level of team member engagement and job satisfaction.
In 2024, we enhanced our learning management system, internally branded as “GEMS,” by adding 22 learning opportunities. All safety and compliance training, except certain required hands-on certifications, are part of the online curriculum. Certifications have been assigned to manage recurring safety and regulatory compliance requirements. The training catalog includes multiple courses for leadership and management processes, as well as options to improve technical skills. Additionally, we have expanded department level training and development initiatives with leadership facilitated instructor training. We have also invested in resources to make online training more accessible to our team members, which resulted in nearly 73,000 training courses completed in 2024. A safe workplace is our paramount goal. We maintain a safe workplace environment through the implementation of suitable safety procedures by knowledgeable team members properly using appropriate tools and equipment. We host an annual company-wide safety summit to promote work safety and achieve long-term risk reduction.
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
Diversity and Gender Equity
As of December 31, 2024, our organizational makeup was 50% female and 50% male with 46% of management roles held by women. The average rate of pay for female salaried employees falls within 10% of the overall average pay for male employees in the same category.
As of December 31, 2024, the ethnic distribution of the overall workforce was 47% Caucasian, 19% Hispanic, 13% two or more races, 10% Asian, 9% Black, followed by 2% other races (including American Indian, Alaskan Native, Native Hawaiian, and Pacific Islander). The breakdown for salaried team members was 62% Caucasian and 38% non-Caucasian (all other races) with 37% of management roles held by non-Caucasian team members.
Among the overall workforce, as of December 31, 2024, 34% were under the age of 40 and 66% were over the age of 40, 10% of which were 65 and older. Individuals over the age of 40 represented 70% of the salaried workforce.
Employees and Collective Bargaining Agreements

As of December 31, 2024, approximately 1,500 of our approximately 5,300 employees were covered by various collective bargaining agreements.
At The STRAT, our employees are covered by three collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2026. Our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (valet and warehouse) expired on March 31, 2024 and we are in the process of negotiating an extension of the agreement. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on September 30, 2028.
At the Aquarius, our employees are covered by three collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO, expires on March 31, 2026. Our collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America expired on February 28, 2025 and we are in the process of negotiating an extension of the agreement. Our collective bargaining agreement with the United Steelworkers of America expires on March 31, 2026.
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
The casino, hotel and hospitality industry is highly competitive. Our casino properties compete with numerous casinos and casino hotels of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have.
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
In addition, we face ever-increasing competition from online gaming, including mobile gaming applications for smartphones and tablet computers, state-sponsored lotteries, card clubs, sportsbook facilities, fantasy sports websites and other forms of legalized gaming. Various forms of internet gaming have been approved in Nevada, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition for our operations.
The casino, hotel and hospitality industry is capital intensive and we may not be able to finance development, expansion and renovation projects, which could put us at a competitive disadvantage.
Our casino and branded tavern properties have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades and, from time to time, replacement of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects entail significant risks, which can substantially increase costs or delay the completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could materially adversely affect our results of operations.
Renovations and other capital improvements of casino properties in particular require significant capital expenditures. For example, between May 2018 and December 31, 2024, we invested over $182 million in strategic renovations of The STRAT. Any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided by operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain our casino and branded tavern properties from time to time may put us at a competitive disadvantage to casinos or taverns offering more modern and better maintained facilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Applicable gaming laws and regulations also restrict our ability to issue securities, incur debt and undertake other financing activities. Such transactions would generally require the approval of gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. If any gaming authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could have a material adverse effect on our business, operations and prospects.
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

We handle significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. U.S. governmental authorities have evidenced an increased focus on compliance with anti-money laundering laws and regulations in the gaming industry. Any violation of anti-money laundering laws or regulations could have a material adverse effect on our business, financial condition, results of operations and prospects. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If we or our employees or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions that could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are subject to numerous other federal, state and local laws that may expose us to liabilities or have a significant adverse impact on our operations. Changes to any such laws could have a material adverse effect on our operations and financial condition.
Our business is subject to a variety of other federal, state and local laws, rules, regulations and ordinances. These laws and regulations include but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations, or material differences in interpretations by courts or governmental authorities could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our operations are subject to various environmental laws and regulations relating to emissions and discharges into the environment, and the storage, handling and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations are complex and subject to change, and violations can lead to significant costs for corrective action and remediation, and fines and penalties.
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
Many of our employees, especially those who interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Although we have comprehensive property and liability insurance policies for our properties, with coverage features and insured limits that we believe are customary in their breadth and scope, each such policy has certain exclusions. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, floods or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. Market forces beyond our control may also limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. As a result, we may not be successful in obtaining insurance without cost increases or decreases in coverage levels. In addition, in the event of a major casualty, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition to the damage caused to our property by a casualty loss (such as fire, natural disasters, acts of war or terrorism), we may suffer business disruption as a result of these events or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in such event.
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
As of December 31, 2024, we had approximately 1,500 employees at our casino properties covered by collective bargaining agreements, representing 28% of our total workforce. We cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. The inability to negotiate and enter into new collective bargaining agreements on favorable terms could result in an increase in our operating expenses. We cannot predict how stable our relationship with a given union is and whether we will be able to meet the union’s requirements without impacting our financial condition. Unions may also limit our flexibility in dealing with our workforce. Any renegotiation of collective bargaining and other labor agreements could significantly increase our costs for wages, healthcare, pension plans and other benefits, and could have a material adverse effect on the business of our casino properties and our financial condition, results of operations, and prospects.
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
Our reputation and business could be materially harmed as a result of data breaches, data theft, unauthorized access or cybersecurity incidents.
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
An increasing number of companies have experienced breaches of their security, including criminal cybersecurity incidents, some of which have involved sophisticated and highly targeted attacks on their computer networks or those of vendors and other third-party service providers. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, an event by a third-party in the form of a cybersecurity incident, an intrusion, hacking, break-in or theft, data privacy or security breach, employee error or malfeasance or another breach type or similar events, and our disaster plan may not account for all possible cybersecurity threat scenarios and assure the protection of information.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. For example, as previously disclosed, we were affected by a ransomware cyber-attack in 2021 that temporarily disrupted our access to certain information located on our network. The incident was considered fully remediated and we implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future cybersecurity incidents.
Nonetheless, if unauthorized parties gain access to our information technology and other systems, they may be able to access or misappropriate patron data, credit card information, vendor records, intellectual property, or confidential or other sensitive information (such as personally identifiable information of our customers, business partners and employees), disrupt our operations, corrupt data or computers, enable physical access to otherwise secure locations on our properties, cause a competitive disadvantage or otherwise damage our reputation and business. In the event of a breach of our information technology or other systems or other cybersecurity incident, we may incur expenses to retrieve data, could be held liable to our customers or other parties, or could be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, liability, fines and civil or criminal penalties, and negative publicity, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, if we are unable to comply with applicable privacy laws and regulations (including noncompliance by third parties or vendors engaged by us) or with the security standards established by banks and the payment card industry, we may be subject to liability (including fines), expulsion from card acceptance programs, and restrictions on our use or transfer of data, any of which could materially adversely affect our operations or result in damage to our reputation and business.
Our third-party service providers may experience cybersecurity risks, similar to those mentioned above. We do not have direct control over the information systems or operations security of third parties. Unauthorized access to the information technology and other systems of vendors and other third-party service providers may have a materially adverse effect on our operations.
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
Most of our operations are located in areas classified as extreme weather locations, which puts our business at potential risk from natural disasters such as floods, flash floods, droughts, and high winds, which may result in sudden interruption of business operations, flight cancellations, and a reduction in customers visitation. Additionally, there is scientific research that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effect of climate change, including any impact of global warming, could increase the level of severity and the frequency of such extreme weather events. While we cannot predict such naturally occurring events, we maintain insurance coverage pertaining to the most common weather damage or destruction. We fully understand that such insurance coverage may not prevent or be sufficient to fully indemnify us against incurred costs directly or indirectly related to our properties being damaged or destroyed as a result of such climate events.
There can be no assurance that potential climate change effects and other extreme weather conditions that may arise will not have a material adverse effect on our business, financial condition, results of operations and prospects.
Increasing prices or shortages of energy and water may increase our cost of operations.
Our properties use significant amounts of water, electricity, natural gas and other forms of energy. Our Nevada properties are located in a desert where water is scarce, and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we cannot guarantee you that we will not in the future. Other states have suffered from electricity shortages. For example, California and Texas have experienced rolling blackouts due to excessive air conditioner use because of unexpectedly high temperatures in the past. We expect that potable water in Nevada will become an increasingly scarce commodity at an increasing price due to the long duration of severe drought experienced in Las Vegas and other potential causes of water shortage. Our properties are also subject to federal, state, provincial and local laws and regulations regarding water rights and changes in these laws and regulations may adversely affect our operations. Many states and companies have adopted or plan to implement greenhouse gas (“GHG”) emissions programs. New GHG emissions legislation or regulations may potentially increase energy or capital expenditures costs to comply with the new laws or limit our guests’ ability to travel to our properties.
From time to time, we may make strategic acquisitions; any failure to successfully integrate our businesses and businesses we acquire could materially adversely affect our business, and we may not realize the full benefits of our strategic acquisitions.
Our ability to realize the anticipated benefits of any strategic acquisitions will depend, to a large extent, on our ability to successfully integrate our businesses with the businesses we acquire. Integrating and coordinating the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. The potential difficulties, and resulting costs and delays, relating to the integration of our business with our strategic acquisitions include:
•the difficulty in integrating newly acquired businesses and operations efficiently and effectively;
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
There is no assurance that we will successfully or cost-effectively integrate our businesses with the businesses we acquire, and the costs of achieving systems integration may substantially exceed the levels originally projected. Integration of recently acquired businesses into our own operations in particular can be time consuming and present financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could adversely impact our relationships with customers, suppliers, employees and other constituencies. Combining our different systems, technology, networks and business practices could be more difficult and time consuming than we anticipated and could result in additional unanticipated expenses. In addition, bringing the legacy systems for acquired businesses into compliance with the requirements of the Sarbanes-Oxley Act of 2002 may cause us to incur substantial additional expenses.

Our reputation and business could be negatively impacted as a result of environmental, social and governance matters.
Regulators, investors and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. For example, new laws and regulations relating to ESG matters, including human rights and human capital, diversity, sustainability, climate change and cybersecurity, are under consideration or may be adopted, which may include specific, target-driven disclosure requirements or obligations.
We may incur increasing compliance costs, including from increased investment in technology and appropriate expertise, related to the implementation of new practices, GHG monitoring and reporting processes, all entailing additional compliance risks. In addition, we have undertaken or announced a number of ESG initiatives and goals, which will require ongoing investment, and there is no assurance that the intended outcome will be achieved. Consumer, government and other stakeholders’ perceptions of our efforts often differ widely and present risks to our reputation and brands. Our performance could be compared to the performance of our peers and criticized for the scope of our ability to implement certain initiatives or achieve certain goals. For example, external factors may influence our ability to meet certain sustainability goals or initiatives which depend in part on third-party collaboration, timing of regulatory requirements implementation, the availability of suppliers that can satisfy new requirements, mitigation innovations and/or the availability of economically feasible solutions at scale.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
As of December 31, 2024, our senior indebtedness, excluding unamortized debt issuance costs, was $414 million, which was comprised of $394 million in principal amount of outstanding term loan borrowings under our senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) and $20 million in principal amount of outstanding borrowings under our revolving credit facility (the “Revolving Credit Facility”). Our level of debt could, among other things:
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
Our Credit Facility contains, and any future debt instruments likely will contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. Our Credit Facility includes covenants restricting, among other things, our ability to incur indebtedness, issue redeemable or preferred stock, grant liens, sell assets (including capital stock of subsidiaries), pay dividends, redeem or repurchase capital stock, enter into affiliate transactions and merge or consolidate with another person.
In addition, our Credit Facility contains a financial covenant applying a maximum net leverage ratio when borrowings under our Revolving Credit Facility exceed 30% of the total revolving commitment. Our Credit Facility is secured by liens on substantially all of our and the subsidiary guarantors’ present and future assets (subject to certain exceptions).
If we default under the Credit Facility because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with the covenants in our Credit Facility or that any covenant violations will be waived. Any violation that is not waived could result in an event of default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may incur additional indebtedness, which could further increase the risks associated with our leverage.
We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. Our Credit Facility includes a $240 million Revolving Credit Facility, which had borrowing availability of $220 million at December 31, 2024. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
The borrowings under our Credit Facility are subject to variable rates of interest and expose us to interest rate risk. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. As interest rates increase, our debt service obligations on the variable rate indebtedness also increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Each quarter point change in interest rates would result in a $1.0 million change in annual interest expense on our indebtedness under our Credit Facility. We are not required to enter into interest rate swaps to hedge such indebtedness. If we decide not to enter into hedges on such indebtedness, our interest expense on such indebtedness will fluctuate based on variable interest rates. Consequently, we may have difficulties servicing such unhedged indebtedness and funding our other fixed costs, and our available cash flow for general corporate requirements may be materially adversely affected. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed-rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Risks Related to Share Ownership and Shareholder Matters
Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.
As of December 31, 2024, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 25% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.
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
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Under Nevada gaming laws, any person who acquires or holds more than 5% of our voting power must report the acquisition or holding to the Gaming Commission. Except for certain pension or employee benefit plans, each person who acquires or holds the beneficial ownership of any amount of any class of voting power and who has the intent to engage in any “proscribed activity” shall (a) within 2 days after possession of such intent, notify the Chair of the Nevada Board in the manner prescribed by the Chair; (b) apply to the Gaming Commission for a finding of suitability within 30 days after notifying the Chair pursuant to paragraph (a); and (c) deposit with the Nevada Board the sum of money required by the Nevada Board to pay the anticipated costs and charges incurred in the investigation and processing of the application. “Proscribed activity” means: 1. An activity that necessitates a change or amendment to our corporate charter, bylaws, management, policies or operation of the Company; 2. An activity that materially influences or affects the affairs of the Company; or 3. Any other activity determined by the Gaming Commission to be inconsistent with holding voting securities for investment purposes. Nevada gaming regulations also require that beneficial owners of more than 10% of our voting power apply to the Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails written notice requiring such filing. Further, an “institutional investor,” as defined in the Nevada gaming regulations, which acquires more than 10%, but not more than 25%, of our voting power may apply to the Gaming Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only.
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
The market price of our common stock has been and is likely to continue to be, volatile. During 2024, the market price of our common stock has ranged from $27.67 to $40.15. The market price of our common stock may be significantly affected by many factors, including:
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
We also maintain cybersecurity awareness and training programs through our learning management platform as well as through our internal policies and certifications, which are subject to review and oversight by our management and our Board of Directors. All newly hired team members are required to take training courses with a particular focus on the acceptable use of technology and related cybersecurity risks. E-mail phishing training and testing are performed routinely throughout the year.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition.
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
Our management team has formed a dedicated group, including our General Counsel, Chief Technology Officer, and key

information technology team members from our information technology security, compliance, vendor management office and our project management office, which is responsible for assessing and managing our material risks from cybersecurity threats. This group meets on a quarterly basis to discuss the results of our cybersecurity and privacy matters and to evaluate new technologies from a security, operational, and regulatory perspective prior to their implementation. Their findings are summarized in a comprehensive report that is reviewed by our Audit Committee. Our Chief Technology Officer has over 30 years of experience in cybersecurity related to infrastructure (on-premise and cloud based), security (managed both internally and by third-party providers), and development (agile and waterfall methodologies). Our Chief Technology Officer is supported by a team of information security and compliance professionals and third-party partners.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. In addition, subsequent to our fiscal year end, on January 6, 2025, we became a member of the Retail & Hospitality — Information Sharing and Analysis Center, a non-profit organization that will allow us to further strengthen our cybersecurity risk management by gaining gaming industry specific knowledge and intelligence.
ITEM 2.    PROPERTIES
The location and characteristics of our properties are provided in Part I, Item 1: Business of this Annual Report.

The following table provides further information on our properties and identifies the properties subject to leases of the underlying real estate assets as of December 31, 2024:

Name and Location	Approximate Acres	Notes
Nevada Casino Resorts
The STRAT (Las Vegas, NV)	34
Approximately 9 acres are undeveloped and reserved for future development and approximately 8 acres have been leased to an independent third-party operating Atomic Golf, a premier golf entertainment venue.

Aquarius (Laughlin, NV)	18	Approximately 2 acres are undeveloped and reserved for future development.
Edgewater (Laughlin, NV)	16	In addition, we lease approximately 20 acres of land for the Laughlin Event Center for our Laughlin casino properties. The lease is with an unrelated party and expires in 2027.
Colorado Belle	22	The operations of this casino resort remain suspended.
Nevada Locals Casinos
Arizona Charlie’s Boulder (Las Vegas, NV)	24
Arizona Charlie’s Decatur (Las Vegas, NV)	17	We lease office, storage and laundry space for our Arizona Charlie’s Decatur in an adjacent shopping center. The lease is with an unrelated party and expires in 2097.
Gold Town Casino (Pahrump, NV)	7	The casino property is located on four leased parcels of land. The leases are with unrelated third parties and have various expiration dates beginning in 2026 and we sublease approximately two of the acres to an unrelated third party.
Lakeside Casino & RV Park (Pahrump, NV)	35
Pahrump Nugget (Pahrump, NV)	40	Approximately 20 acres are undeveloped and reserved for future development.
Nevada Taverns
72 branded tavern locations (Las Vegas, NV and Reno, NV)	—	All tavern locations are leased with lease terms ranging from 5 to 20 years, with various renewal options from 5 to 25 years.
Corporate and Other
Company headquarters (Las Vegas, NV)	—	The locations are leased with lease terms ranging from 5 to 10 years, with two 5-year renewal options.
Office and warehouse space (NV)	—	The location is leased with a lease term of 5 years, with one 5-year renewal option.
ITEM 3.    LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Market under the ticker symbol “GDEN.” As of February 17, 2025, there were 254 shareholders of record of our common stock.
Dividends
In July 2023, our Board of Directors declared a one-time cash dividend of $2.00 per share of our outstanding common stock, totaling $57.7 million in the aggregate. The one-time cash dividend was paid on August 25, 2023 to our shareholders of record as of August 11, 2023.
Commencing in February 2024, our Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of our common stock. The following table presents our dividends declared for the year ended December 31, 2024:

Declaration Date	Record Date	Payment Date	Amount per Share	Aggregate Amount (in thousands)
February 27, 2024	March 18, 2024	April 4, 2024	$0.25	$7,237
May 2, 2024	June 14, 2024	July 2, 2024	$0.25	$7,107
August 6, 2024	September 17, 2024	October 2, 2024	$0.25	$6,962
November 5, 2024	December 20, 2024	January 7, 2025	$0.25	$6,641
In addition, subsequent to our fiscal year end, on February 25, 2025, our Board of Directors authorized our next recurring quarterly cash dividend of $0.25 per share of our common stock payable on April 2, 2025 to shareholders of record as of March 21, 2025.
The payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon such factors as our financial condition, results of operations, capital requirements, our general business condition, restrictions under our Credit Facility and any other factors deemed relevant by our Board of Directors.
Share Repurchase Program and Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $100 million share repurchase program authorized by our Board of Directors on July 27, 2023, which was subsequently increased by $100 million on November 5, 2024. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that we are required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. Refer to “Note 8 — Shareholders’ Equity and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding our share repurchase program. The following table presents our common stock purchases made pursuant to our share repurchase program for the three months ended December 31, 2024:

	Total Number of Shares Purchased (1)	Average Price per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
October 1-31, 2024	134,613	$31.19	134,613	$31.4	(3)
November 1-30, 2024	626,598	33.80	626,598	110.2	(4)
December 1-31, 2024	326,929	32.97	326,929	99.4
Total	1,088,140	$32.65	1,088,140	$99.4
(1) All repurchased shares were retired and constitute authorized but not unissued shares. Shares repurchased to settle employee tax withholding related to the vesting of RSUs or exercise of options are not included in the table above.
(2) Average price paid per share includes broker commissions but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
(3) Represents shares repurchased pursuant to a Rule 10b51-1 trading plan.
(4) On November 5, 2024, our Board of Directors increased our share repurchase authorization by $100 million.
Stock Performance Graph
The following performance graph compares the cumulative five-year shareholders’ returns (based on the appreciation of the market price of our common stock) on an indexed basis with the Nasdaq Composite Index and the Dow Jones US Gambling index, during the five years ended December 31, 2024. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future performance.

	Cumulative Total Returns - Year Ending December 31,
	2019	2020	2021	2022	2023	2024
Golden Entertainment, Inc.	$100.00	$103.49	$262.90	$194.59	$218.47	$178.40
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
Dow Jones US Gambling	100.00	88.55	77.17	57.48	74.67	74.15
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
We completed the sales of Rocky Gap on July 25, 2023 for aggregate cash consideration of $260.0 million, our distributed gaming operations in Montana on September 13, 2023 for cash consideration of $109.0 million plus working capital and other adjustments and net of cash transferred at closing, and our distributed gaming operations in Nevada on January 10, 2024 for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to their sales, the results of the operations of Rocky Gap were presented in our Maryland Casino Resort reportable segment, and the results of the distributed gaming operations in Montana and Nevada were presented in our Distributed Gaming reportable segment. Refer to “Note 3 — Divestitures” and “Note 15 — Segment Information” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information.
On November 21, 2023, we acquired the operations of Lucky’s, comprised of four tavern locations in Nevada, for cash consideration of $10.0 million. On April 22, 2024, we acquired the operations of GAP, comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired Lucky’s and GAP taverns have been included in our Nevada Taverns reportable segment from the date of acquisition.
Results of Operations
As of December 31, 2024, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report for the year ended December 31, 2024.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues
Gaming	$319,267	$674,301	$760,906
Food and beverage	171,925	182,408	175,363
Rooms	119,565	124,649	122,324
Other	56,061	71,791	63,126
Total revenues	666,818	1,053,149	1,121,719
Expenses
Gaming	88,171	379,929	428,984
Food and beverage	138,278	135,373	131,863
Rooms	65,079	62,297	56,414
Other operating	14,363	22,415	19,889
Selling, general and administrative	225,313	255,565	235,404
Depreciation and amortization	90,034	88,933	100,123
(Gain) loss on disposal of assets	(213)	(228)	934
Gain on sale of businesses	(69,238)	(303,179)	—
Preopening expenses	508	760	161
Impairment of assets	2,399	12,072	—
Total expenses	554,694	653,937	973,772
Operating income	112,124	399,212	147,947
Non-operating expense
Interest expense, net	(34,884)	(65,515)	(63,490)
Loss on debt extinguishment and modification	(4,446)	(1,734)	(1,590)
Total non-operating expense, net	(39,330)	(67,249)	(65,080)
Income before income tax provision	72,794	331,963	82,867
Income tax provision	(22,063)	(76,207)	(521)
Net income	$50,731	$255,756	$82,346
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues
The $386.3 million, or 37%, decrease in revenues for the year ended December 31, 2024 compared to the prior year resulted from decreases of $355.0 million, $10.5 million, $5.1 million and $15.7 million in gaming, food and beverage, rooms, and other revenues, respectively. The decrease in gaming revenues was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada from their respective dates of sale on July 25, 2023, September 13, 2023 and January 10, 2024, respectively. The decrease in food and beverage revenues was primarily driven by the exclusion of the results of Rocky Gap and a strategic decision to reduce the number of entertainment offerings at our Laughlin Event Center, which resulted in decreased visitation at our Laughlin properties for the year ended December 31, 2024.
Operating Expenses
The $294.1 million, or 49%, decrease in operating expenses for the year ended December 31, 2024 compared to the prior year resulted from decreases of $291.8 million and $8.0 million in gaming and other expenses, respectively, offset by increases of $2.9 million and $2.8 million in food and beverage and rooms expenses, respectively. The decrease in gaming operating expenses was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada following their respective dates of sale. The decrease in other operating expenses was primarily driven by a decrease in costs related to entertainment at our Laughlin Event Center. The increase in food and beverage operating expenses was primarily attributable to the addition of three branded taverns since December 31, 2023. Rooms operating expenses increased due to the higher labor costs incurred at The STRAT during the year ended December 31, 2024 compared to the prior year.

Selling, General and Administrative Expenses
The $30.3 million, or 12%, decrease in selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2024 compared to the prior year was primarily attributable to the exclusion of the results of Rocky Gap and our distributed gaming operations in Montana and Nevada following their respective dates of sale. This decrease was partially offset by an increase in costs related to insurance and related reserves, rent, legal, property taxes and payroll and related expenses. In addition, we incurred $9.5 million in transaction costs related to the sales of Rocky Gap and our distributed gaming operations in Montana and Nevada for the year ended December 31, 2023 as compared to $2.3 million incurred for the year ended December 31, 2024. We also paid $10.0 million in fees related to our 2023 modification of the Credit Facility as compared to $0.9 million paid on our 2024 modification. Refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information.
SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $1.1 million, or 1%, for the year ended December 31, 2024 compared to the prior year was primarily related to the addition of four Lucky’s locations in November 2023 and three GAP taverns in 2024 (acquisition of two GAP taverns in April 2024 and construction of another GAP tavern that opened in August 2024) and depreciation of new assets placed in service upon completion of the room remodels at The STRAT.
Gain or Loss on Disposal of Assets
Gain on disposal of assets in the amount of $0.2 million for the year ended December 31, 2024 was primarily driven by disposal of certain assets in our Nevada Locals Casinos segment. Gain on disposal of assets in the amount of $0.2 million for the year ended December 31, 2023 was primarily related to sales of used gaming equipment in our Distributed Gaming segment.
Gain on Sale of Businesses
The $69.2 million gain on sale of businesses for the year ended December 31, 2024 related to the sale of our distributed gaming operations in Nevada on January 10, 2024 as offset by working capital and other adjustments recognized during the period. The $303.2 million gain on sale of businesses for the year ended December 31, 2023 was driven by the sales of Rocky Gap and our distributed gaming operations in Montana, which was completed in 2023.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within our casino locations. Preopening expenses for the years ended December 31, 2024 and 2023 primarily related to new branded tavern openings within our Nevada Taverns segment.
Impairment of Assets
Our 2024 annual review of goodwill and indefinite-lived intangible assets for impairment resulted in a full impairment of goodwill and trade name of certain of our Nevada Locals Casinos in the amount of $2.4 million. We estimated the fair value of the goodwill and trade name using an income valuation approach with discounted cash flow models. Refer to “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information.
The operations of Colorado Belle have remained suspended since March 2020 and we voluntarily surrendered our gaming license for the property on June 30, 2023. The suspension of Colorado Belle’s operations qualified as an indicator of impairment related to the long-lived assets at Colorado Belle. Based on the results of the impairment assessment conducted in 2023, we recorded a $12.1 million impairment of the long-lived assets of Colorado Belle for the year ended December 31, 2023.
Non-Operating Expense, Net
Non-operating expense, net decreased by $27.9 million, or 42%, for the year ended December 31, 2024 compared to the prior year primarily due to a $30.6 million, or 47%, decrease in interest expense as a result of the reduction in the principal amount of debt outstanding compared to the prior year and higher interest income generated during 2024. The interest expense reduction was partially offset by the $2.7 million increase in loss on debt extinguishment and modification primarily due to the write-off of debt issuance costs and discount as a result of the redemption of all of our 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) on April 15, 2024. Refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information.
Income Taxes
The effective income tax rate for the year ended December 31, 2024 was 30.31%, which differed from the federal income tax rate of 21% primarily due to the tax effect of the sale of our distributed gaming operations in Nevada and the benefit recorded from the reduction of our uncertain tax positions payable. The effective income tax rate for the year ended December 31, 2023 was 22.96%, which differed from the federal tax rate of 21% primarily due to state income taxes.
Revenues, Adjusted EBITDA and Adjusted EBITDA Margin by Reportable Segment
We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement our consolidated financial statements presented in accordance with United States generally accepted accounting principles (“GAAP”). Adjusted EBITDA is the primary metric used by our chief operating decision maker and investors in measuring both our past and future expectations of performance. Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to the users of our financial statements by excluding specific expenses and gains that we believe are not indicative of our core operating results. Furthermore, our annual performance plan used to determine compensation for our executive officers and employees is tied to the Adjusted EBITDA metric. Both are also measures of operating performance widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. In addition, other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do.
We define “Adjusted EBITDA” as earnings before depreciation and amortization, non-cash lease benefit or expense, share-based compensation expense, gain or loss on disposal of assets and businesses, loss on debt extinguishment and modification, preopening and related expenses, impairment of assets, interest, income taxes, and other non-cash charges that are deemed to be not indicative of our core operating results, calculated before corporate overhead. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of segment revenue.

The following table presents our revenues, Adjusted EBITDA and Adjusted EBITDA Margin by reportable segment and our Corporate and Other category reconciled to total revenue and total Adjusted EBITDA along with the reconciliation of total Adjusted EBITDA to our consolidated net income:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues
Nevada Casino Resorts	$399,139	$413,058	$406,950
Nevada Locals Casinos	150,972	157,435	157,514
Nevada Taverns	109,723	109,215	109,965
Distributed Gaming	6,019	320,680	365,472
Maryland Casino Resort	—	43,456	78,010
Total reportable segments	665,853	1,043,844	1,117,911
Corporate and Other	965	9,305	3,808
Total revenues	$666,818	$1,053,149	$1,121,719

Adjusted EBITDA
Nevada Casino Resorts	$103,338	$120,256	$135,104
Nevada Locals Casinos	66,504	73,846	75,848
Nevada Taverns	27,137	32,682	37,610
Distributed Gaming	484	34,545	44,021
Maryland Casino Resort	—	12,652	25,383
Total reportable segments	197,463	273,981	317,966
Corporate and Other	(42,088)	(51,459)	(50,886)
Total Adjusted EBITDA	$155,375	$222,522	$267,080

Adjusted EBITDA Margin by reportable segment
Nevada Casino Resorts	26%	29%	33%
Nevada Locals Casinos	44%	47%	48%
Nevada Taverns	25%	30%	34%

Income before income tax provision	$72,794	$331,963	$82,867
Income tax provision	(22,063)	(76,207)	(521)
Net income	50,731	255,756	82,346
Adjustments
Depreciation and amortization	90,034	88,933	100,123
Non-cash lease (benefit) expense	(380)	(15)	165
Share-based compensation	10,434	13,476	13,433
(Gain) loss on disposal of assets	(213)	(228)	934
Gain on sale of businesses	(69,238)	(303,179)	—
Loss on debt extinguishment and modification	4,446	1,734	1,590
Preopening and related expenses (1)	508	760	161
Impairment of assets	2,399	12,072	—
Other, net	9,707	11,491	4,317
Interest expense, net	34,884	65,515	63,490
Income tax provision	22,063	76,207	521
Adjusted EBITDA	$155,375	$222,522	$267,080
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within our casino locations.

Nevada Casino Resorts
Revenues decreased by $13.9 million, or 3%, and Adjusted EBITDA decreased by $16.9 million, or 14%, for the year ended December 31, 2024 compared to the prior year. The decrease in revenues was driven by decreases of $4.9 million, $3.7 million and $5.3 million in gaming, food and beverage, and other revenues, respectively. The decrease in revenues for the year ended December 31, 2024 was primarily driven by lower visitation to our Nevada Casino Resorts in part related to the strategic decision to reduce the number of entertainment offerings at our Laughlin Event Center. The decrease in Adjusted EBITDA compared to the prior year was attributable to higher labor costs incurred at The STRAT during 2024 and the reduction in revenues compared to the prior year.
Nevada Locals Casinos
Revenues and Adjusted EBITDA decreased by $6.5 million, or 4%, and $7.3 million, or 10%, respectively, for the year ended December 31, 2024 compared to the prior year. The decrease in revenues was driven by decreases of $6.3 million and $0.7 million in gaming and rooms revenues, respectively, offset by increases of $0.3 million and $0.2 million in food and beverage and other revenues, respectively. The decrease in gaming revenue for the year ended December 31, 2024 was primarily attributable to lower slot and bingo revenues at certain of our Nevada Locals Casinos due to lower spend and visitation from lower tiers of our player database, which also impacted our rooms revenues. The rooms revenues were also impacted by lower occupancy due to room remodels completed at certain of our Nevada Locals Casinos during the year. The decrease in Adjusted EBITDA compared to the prior year was primarily attributable to higher labor costs and the reduction in revenues compared to the prior year.
Nevada Taverns
Revenues increased by $0.5 million, or 0.5%, and Adjusted EBITDA decreased by $5.5 million, or 17%, for the year ended December 31, 2024 compared to the prior year. The increase in revenues was driven by a $3.5 million increase in other revenues, primarily due to certain of our taverns operating under a space lease arrangement where we receive a fixed monthly rental fee. The increase in other revenues was partially offset by decreases of $1.5 million each in gaming and food and beverage revenues. Our Nevada Taverns experienced lower visitation during the current year, which impacted our gaming and food and beverage revenues for the year ended December 31, 2024. The decrease in Adjusted EBITDA was primarily attributable to higher labor costs and cost of goods compared to the prior year.
Distributed Gaming
This reportable segment was comprised of our distributed gaming operations in Montana and Nevada, which were sold on September 13, 2023 and January 10, 2024, respectively. Refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 3 — Divestitures” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information. The decreases in revenues and Adjusted EBITDA compared to the prior year reflected the exclusion of results from our distributed gaming operations in Montana and Nevada following their respective dates of sale.
Maryland Casino Resort
This reportable segment was comprised of the operations of Rocky Gap sold on July 25, 2023. Refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 3 — Divestitures” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information. Accordingly, the decreases in revenues and Adjusted EBITDA compared to the prior year reflected the exclusion of results from our Rocky Gap operations following its date of sale.
Adjusted EBITDA Margin
The lower Adjusted EBITDA Margin for each of our reportable segments for the year ended December 31, 2024 compared to the prior year were primarily attributable to reduction in revenues and increases in labor costs and cost of goods sold compared to 2023.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources
As of December 31, 2024, we had $57.7 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months. As of December 31, 2024, we had borrowing availability of $220.0 million under our Revolving Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding our Revolving Credit Facility). As discussed above, on January 10, 2024, we sold our distributed gaming operations in Nevada for aggregate cash consideration of $213.5 million plus working capital and other adjustments and purchased cash at closing. In addition, commencing in February 2024, our Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of our common stock outstanding, the first of which was paid on April 4, 2024. Refer to “Note 8 — Shareholders’ Equity and Stock Incentives Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further discussion on dividends.
During the second quarter of 2024, we reduced our long-term debt obligations by redeeming in full all of our 2026 Unsecured Notes, and we modified the terms of our Credit Facility with JPMorgan Chase Bank, N.A. to reduce the interest rate margins applicable to term loan borrowings under the Credit Facility. The transactions materially reduced our annual interest expense obligations. Refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information.
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
Cash Flows
Net cash provided by operating activities was $92.3 million, $119.2 million and $150.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The $26.9 million, or 23%, decrease in operating cash flows in 2024 compared to 2023 primarily related to a decrease in operating income as a result of divestitures of Rocky Gap and our distributed gaming operations in Montana and Nevada and the timing of working capital spending.
Net cash provided by investing activities was $147.2 million and $266.9 million for the years ended December 31, 2024 and 2023, respectively, due to the cash receipts of $204.4 million and $362.4 million, respectively, from the sale of our distributed gaming operations in Nevada in January 2024 and sales of Rocky Gap in July 2023 and distributed gaming operations in Montana in September 2023. Proceeds from the sales of businesses in 2024 and 2023 were offset by $49.9 million and $85.9 million in capital expenditures, respectively, primarily at The STRAT. We also acquired two GAP taverns for $7.3 million in 2024 and four Lucky’s taverns for $10.0 million in 2023. Net cash used in investing activities was $51.3 million for the year ended December 31, 2022.
Net cash used in financing activities was $379.4 million, $330.6 million and $177.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The $48.8 million, or 15%, increase in net cash used in financing activities in 2024 compared to 2023 primarily related to a $276.5 million payment to redeem and repay in full our 2026 Unsecured Notes and a $82.4 million year-over-year increase in the aggregate amount paid for the repurchases of our common stock under our share repurchase program. The increase in net cash used in financing activities was partially offset by a $173.0 million reduction in payments under our Credit Facility, a $36.4 million reduction in dividends paid, a $9.5 million reduction in the amount paid for tax withholdings on option exercises and the vesting of time-based restricted stock units and a $8.2 million reduction in fees paid for debt extinguishment and modification.
Long-Term Debt
Refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for discussion of our debt instruments.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
(In thousands)
Term Loan B-1	$4,000	$4,000	$4,000	$4,000	$4,000	$374,000	$394,000
Revolving credit facility	—	—	—	20,000	—	—	20,000
Interest on long-term debt (1)	28,294	28,019	27,745	26,624	25,781	10,237	146,700
Operating leases (2)	20,530	18,792	15,764	12,994	9,615	47,765	125,460
Finance lease obligations (3)	1,420	1,420	283	182	182	394	3,881
Purchase obligations (4)	1,547	1,579	1,611	1,105	995	2,734	9,571
Total contractual obligations	$55,791	$53,810	$49,403	$64,905	$40,573	$435,130	$699,612
(1)Represents estimated interest payments on our outstanding term loan and revolver borrowings under our Credit Facility based on interest rates as of December 31, 2024 until maturity.
(2)Includes total operating lease interest obligations of $32.0 million.
(3)Includes total finance lease interest obligations of $0.2 million.
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
Valuation of Goodwill and Indefinite-Lived Intangible Assets
We test our goodwill and indefinite-lived intangible assets comprised of trade names for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. When performing testing for impairment of goodwill for each of our reporting units, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired or elect to bypass this qualitative assessment and perform a quantitative test. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine that it is more likely than not the reporting unit is impaired, we then perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. We performed a quantitative assessment to determine fair value estimates of our indefinite lived trade names at each of our reporting units using the relief from royalty method under the income approach to compare to the corresponding carrying value of the trade names.
As of December 31, 2024, the value of our goodwill and indefinite-lived trade names was $86.5 million and $48.0 million, respectively. As of December 31, 2023, the value of our goodwill and indefinite-lived intangible assets was $84.3 million and $47.9 million, respectively. The increase in goodwill during 2024 was attributable to the acquisition of the GAP taverns in April 2024, which resulted in $4.0 million additional goodwill recognized in 2024, offset by the $1.8 million impairment of goodwill related to certain of our Nevada Locals Casinos. The increase in indefinite-lived intangible assets during 2024 was also attributable to the acquisition of the GAP taverns, which resulted in the recognition of the $0.7 million trade name. The increase in indefinite-lived intangible assets was offset by the $0.6 million impairment of the trade name for certain of our Nevada Locals Casinos during 2024. Refer to “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information. There was no impairment of our goodwill and indefinite-lived intangible assets as of December 31, 2023.
The estimation of fair value for both goodwill and indefinite-lived intangible assets when used in our impairment considerations and purchase price allocations requires management to make critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows for each of our reporting units, the discount rate, future growth rates and operating margins used to calculate the present value of such cash flows, our current valuation multiple and multiples of comparable publicly traded companies, and royalty rate to be applied to valuation of our trade names. Application of alternative estimates and assumptions could produce significantly different results, especially with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain because they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. If our estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, we may be required to record impairment charges in the future, whether in connection with our regular review procedures, or earlier, if an indicator of an impairment is present prior to such evaluation.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2024, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report).
As of December 31, 2024, we had $394 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility and $20 million in outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 7.64% for the year ended December 31, 2024. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to the effects of capitalized interest, by $2.1 million over a twelve-month period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Golden Entertainment, Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Intangible Assets, net — Refer to Notes 2 and 5 to the Financial Statements
Critical Audit Matter Description
The Company tests indefinite-lived intangible assets comprised of trade names for impairment annually during the fourth quarter, and whenever events or circumstances indicate that it is more likely than not that the carrying value of reporting unit’s indefinite-lived trade name exceeds its fair value. Management performed a quantitative assessment to determine the estimated fair value of indefinite-lived trade names on October 1, 2024 using an income approach by applying the relief from royalty method for each of the indefinite-lived trade names. Such estimated fair values require management to make significant assumptions and judgements in determining cash flow estimates, including growth rates, operating margins, and the selection of an appropriate royalty rate, among others, used in the valuation of indefinite lived trade names.
Given the estimated fair value of an indefinite-lived trade name within the Nevada Casino Resorts reportable segment did not significantly exceed its carrying value, and had a high degree of sensitivity associated with the royalty rate assumption, we identified this to be a critical audit matter. Therefore, our audit procedures to evaluate the reasonableness of management’s selected royalty rate assumption required a higher degree of auditor judgment, increased level of audit effort, and use of more experienced audit professionals, as well as the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s selection of royalty rate used in the determination of indefinite-lived trade name fair value for the Nevada Casino Resorts reportable segment included the following, among others:
• We tested the effectiveness of the Company’s internal controls over management’s indefinite-lived trade name impairment evaluation, including management’s determination of royalty rate.
• We evaluated the reasonableness of the royalty rate included in management’s analysis by:
◦Obtaining the impairment analysis prepared by management on October 1, 2024 and performing a sensitivity analysis on select assumptions, including the royalty rate.
◦Conducting inquiries with management.
◦Considering the impact of changes in the competitive, regulatory, and economic environment on management’s projections.
• With the assistance of our fair value specialists, we evaluated the royalty rate selected by management by:
◦Developing a range of independent estimates and comparing those to the royalty rate selected by management.
◦Conducting an independent profit split analysis to assess the acceptability of the selected royalty rate.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 28, 2025
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited internal control over financial reporting of Golden Entertainment, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Compnay and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Golden Entertainment, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Las Vegas, Nevada
February 28, 2025

We served as the Company’s auditor from 2018 to 2024.

GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$57,725	$157,550
Accounts receivable, net of allowance for credit losses of $97 and $696 at December 31, 2024 and 2023, respectively	13,176	16,951
Prepaid expenses and other	24,883	22,573
Inventories	8,008	8,097
Assets held for sale	—	204,271
Total current assets	103,792	409,442
Property and equipment, net	750,894	786,145
Operating lease right-of-use assets, net	78,467	79,396
Goodwill	86,540	84,325
Intangible assets, net	53,387	53,935
Deferred income tax assets	—	29,508
Other assets	6,826	9,532
Total assets	$1,079,906	$1,452,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$5,308	$4,596
Current portion of operating leases	15,128	13,745
Accounts payable	21,692	18,702
Income tax payable	12,344	42,055
Accrued payroll and related	16,878	21,406
Accrued liabilities	29,637	34,639
Liabilities related to assets held for sale	—	39,233
Total current liabilities	100,987	174,376
Long-term debt, net and non-current finance leases	405,278	658,521
Non-current operating leases	78,328	81,325
Deferred income tax liabilities	20,915	—
Other long-term obligations	171	328
Total liabilities	605,679	914,550
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 26,511 and 28,669 common shares issued and outstanding at December 31, 2024 and 2023, respectively	265	287
Additional paid-in capital	481,810	475,970
(Accumulated deficit) retained earnings	(7,848)	61,476
Total shareholders’ equity	474,227	537,733
Total liabilities and shareholders’ equity	$1,079,906	$1,452,283
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Gaming	$319,267	$674,301	$760,906
Food and beverage	171,925	182,408	175,363
Rooms	119,565	124,649	122,324
Other	56,061	71,791	63,126
Total revenues	666,818	1,053,149	1,121,719
Expenses
Gaming	88,171	379,929	428,984
Food and beverage	138,278	135,373	131,863
Rooms	65,079	62,297	56,414
Other	14,363	22,415	19,889
Selling, general and administrative	225,313	255,565	235,404
Depreciation and amortization	90,034	88,933	100,123
(Gain) loss on disposal of assets	(213)	(228)	934
Gain on sale of businesses	(69,238)	(303,179)	—
Preopening expenses	508	760	161
Impairment of assets	2,399	12,072	—
Total expenses	554,694	653,937	973,772
Operating income	112,124	399,212	147,947
Non-operating expense
Interest expense, net	(34,884)	(65,515)	(63,490)
Loss on debt extinguishment and modification	(4,446)	(1,734)	(1,590)
Total non-operating expense, net	(39,330)	(67,249)	(65,080)
Income before income tax provision	72,794	331,963	82,867
Income tax provision	(22,063)	(76,207)	(521)
Net income	$50,731	$255,756	$82,346

Weighted-average common shares outstanding
Basic	28,184	28,653	28,662
Diluted	29,699	30,781	31,514
Net income per share
Basic	$1.80	$8.93	$2.87
Diluted	$1.71	$8.31	$2.61
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock		Additional Paid-In	(Accumulated Deficit)	Total Shareholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance, January 1, 2022	28,830	$288	$477,829	$(158,576)	$319,541
Issuance of stock on options exercised and restricted stock units vested	462	4	31	—	35
Repurchases of common stock	(1,113)	(10)	—	(51,192)	(51,202)
Share-based compensation	—	—	12,880	—	12,880
Tax benefit from share-based compensation	—	—	(10,680)	—	(10,680)
Net income	—	—	—	82,346	82,346
Balance, December 31, 2022	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	742	8	—	—	8
Repurchases of common stock	(252)	(3)	—	(9,131)	(9,134)
Share-based compensation	—	—	12,812	—	12,812
Tax benefit from share-based compensation	—	—	(16,902)	—	(16,902)
Cash dividend paid	—	—	—	(57,727)	(57,727)
Net income	—	—	—	255,756	255,756
Balance, December 31, 2023	28,669	$287	$475,970	$61,476	$537,733
Issuance of stock on options exercised and restricted stock units vested	734	7	3,152	—	3,159
Repurchases of common stock	(2,892)	(29)	—	(92,113)	(92,142)
Share-based compensation	—	—	10,044	—	10,044
Tax benefit from share-based compensation	—	—	(7,356)	—	(7,356)
Cash dividends paid	—	—	—	(21,306)	(21,306)
Dividend payable	—	—	—	(6,636)	(6,636)
Net income	—	—	—	50,731	50,731
Balance, December 31, 2024	26,511	$265	$481,810	$(7,848)	$474,227
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$50,731	$255,756	$82,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,034	88,933	100,123
Non-cash lease (benefit) expense	(380)	(15)	165
Share-based compensation	10,044	12,812	12,880
Amortization of debt issuance costs and discounts on debt	2,208	4,073	4,093
(Gain) loss on disposal of assets	(213)	(228)	934
Gain on sale of businesses	(69,238)	(303,179)	—
Provision for credit losses	159	643	753
Deferred income taxes	50,423	(17,739)	(13,630)
Loss on debt extinguishment and modification	4,446	1,734	1,590
Impairment of assets	2,399	12,072	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,168	(128)	(4,882)
Prepaid expenses, inventories and other current assets	(5,060)	11,991	(24,082)
Other assets	(1,063)	(609)	(4,307)
Accounts payable and other accrued expenses	(75,230)	53,503	(4,494)
Income tax payable, net	29,711	—	—
Other liabilities	(795)	(416)	(1,292)
Net cash provided by operating activities	92,344	119,203	150,197

Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(49,900)	(85,877)	(51,419)
Acquisition of business, net of cash acquired	(7,250)	(10,000)	—
Proceeds from disposal of property and equipment	16	401	152
Proceeds from sale of businesses, net of cash sold	204,360	362,396	—
Net cash provided by (used in) investing activities	147,226	266,920	(51,267)

Cash flows from financing activities
Repayments of term loan	(4,000)	(577,000)	(75,000)
Issuance of new term loan	—	400,000	—
Proceeds from revolving credit facility	20,000	—	—
Repayments of senior notes	(276,453)	(59,008)	(39,524)
Repayments of notes payable	(661)	(2,092)	(512)
Principal payments under finance leases	(1,283)	(527)	(541)
Payment for debt extinguishment and modification costs	(6)	(8,175)	(12)
Tax withholding on share-based payments	(7,356)	(16,902)	(10,680)
Cash dividends paid	(21,306)	(57,727)	—
Proceeds from issuance of common stock, net of costs	7	8	4
Proceeds from exercise of stock options	3,152	—	31
Repurchases of common stock	(91,539)	(9,134)	(51,202)
Net cash used in financing activities	(379,445)	(330,557)	(177,436)
Change in cash and cash equivalents	(139,875)	55,566	(78,506)
Balance, beginning of period	197,600	142,034	220,540
Balance, end of period	$57,725	$197,600	$142,034

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows – (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents
Cash and cash equivalents	$57,725	$157,550	$136,889
Cash and cash equivalents included in assets held for sale	—	40,050	5,145
Balance, end of period	$57,725	$197,600	$142,034

Supplemental cash flow disclosures
Cash paid for interest	$42,499	$66,896	$58,900
Cash paid for income taxes, net (1)	9,220	38,676	19,706

Non-cash investing and financing activities
Assets acquired under finance lease obligations	$3,631	$—	$—
Payables incurred for capital expenditures	1,996	2,194	5,386
Notes payable incurred for capital expenditures	—	3,571	—
Dividend payable	6,641	—	—
Loss on debt extinguishment and modification	4,446	1,734	1,590
Operating lease right-of-use assets obtained in exchange for lease obligations	12,861	8,531	22,078
(1) Includes refunds received from income tax authorities.
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Business and Basis of Presentation
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. The Company’s portfolio includes eight casino properties located in Nevada, as well as 72 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Unless otherwise indicated, the terms “Golden” and the “Company” refer to Golden Entertainment, Inc. together with its subsidiaries.
As of December 31, 2024, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos, and Nevada Taverns. Each reportable segment was comprised of the following properties and operations:

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
The Company completed the sales of Rocky Gap Casino Resort (“Rocky Gap”) on July 25, 2023 for aggregate cash consideration of $260.0 million, its distributed gaming operations in Montana on September 13, 2023 for cash consideration of $109.0 million plus working capital and other adjustments and net of cash transferred at closing, and its distributed gaming operations in Nevada on January 10, 2024 for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to their sales, the results of the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment, and the results of the distributed gaming operations in Montana and Nevada were presented in the Company’s Distributed Gaming reportable segment. Refer to the discussion in “Note 3 — Divestitures” and “Note 15 — Segment Information” for further information.
On November 21, 2023, the Company acquired the operations of Lucky’s Lounge & Restaurant (“Lucky’s”), comprised of four tavern locations in Nevada, for cash consideration of $10.0 million. On April 22, 2024, the Company acquired the operations of Great American Pub (“GAP”), comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired Lucky’s and GAP taverns have been included in the Company’s Nevada Taverns reportable segment from the date of acquisition.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and highly liquid investments with original maturities of three months or less. As of December 31, 2024, the Company had $57.7 million in cash and cash equivalents. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
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
The estimation of fair value requires management to make critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows, the discount rate, future growth rates, operating margins and forecasted capital expenditures used to calculate the present value of such cash flows. Application of alternative estimates and assumptions could produce significantly different results, especially with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain because they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. The Company’s long-lived asset impairment tests are performed at the reporting unit level.
Sales and other disposals of property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts with gains or losses on sales and other disposals recorded in the Company’s consolidated statements of operations.
Goodwill and Indefinite-Lived Intangible Assets
The Company tests its goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred.
The Company’s indefinite-lived intangible assets are comprised of trade names acquired in a business combination. The fair value of the Company’s trade names is estimated using the relief from royalty method under the income approach at each of the reporting units. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
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
When performing the quantitative test, the Company estimates the fair value of each reporting unit using the expected present value of future cash flows along with value indications based on current valuation multiples of the Company and comparable publicly traded companies. The estimation of fair value requires management to make critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows for each of the reporting units, the discount rate, future growth rates and operating margins used to calculate the present value of such cash flows, current valuation multiple and multiples of comparable publicly traded companies, and royalty rate to be applied to valuation of our trade names. Application of alternative estimates and assumptions could produce significantly different results, especially with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain because they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to the Company’s properties, and other factors. If the Company’s estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, the Company may be required to record impairment charges in the future, whether in connection with its regular review procedures, or earlier, if an indicator of an impairment is present prior to such evaluation.
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
Long-Term Debt
Long-term debt is reported as the outstanding debt amount, net of unamortized debt issuance costs and debt discount. These include legal and other direct costs related to the issuance of debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments and are recorded as a direct reduction to the face amount of the Company’s outstanding long-term debt on the consolidated balance sheets. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis over the contractual term of the underlying debt. The amount amortized to interest expense was $2.2 million for the year ended December 31, 2024 and $4.1 million for each of the years ended December 31, 2023 and 2022.
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
The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space within its casino properties. The Company also enters into operating lease agreements with certain equipment providers for placement of amusement devices, gaming machines and automated teller machines within its casino properties and branded taverns. The lease arrangements generally include minimum base rent and/or contingent rental clauses based on a percentage of net sales exceeding minimum base rent. Revenue is recorded on a straight-line basis over the term of the lease. The Company recognizes revenue for contingent rentals when the contingency is resolved.
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
Prior to the sale of its distributed gaming business, the Company concluded it maintained control of the services provided in the business directly before they are transferred to its customer and it considered its customer to be the gaming player since the Company controlled all aspects of the slot machines. The Company retained control over the slot machines placed at the business location’s premises by controlling the hold percentage, types of slot machines and games made available on such machines, physical access to the contents of the gaming devices, and the repair and servicing of the slot machines. Therefore, these agreements did not contain a lease under Accounting Standards Codification (“ASC”) 842 and were accounted for under ASC 606, Revenue from Contracts with Customers. The Company was considered to be the principal in these arrangements and recorded its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses. Subsequent to the sale of the Company’s distributed gaming operations in Nevada on January 10, 2024, the acquiring party owns and operates the slot machines placed at the Company’s branded taverns and remits a percentage of the net win from each location to the Company. As a result, the Company no longer acts as a principal but rather as an agent, whose performance obligation is to arrange for the provision of the specified good or service by the acquiring party. Accordingly, the Company recognizes gaming revenue from this arrangement on a net basis, which is a percentage of the net win received.
Wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, such as complimentary food, beverage, rooms, entertainment, merchandise, cash back and other discretionary complimentary items, and wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty program contain more than one performance obligation. The transaction price is allocated to each performance obligation in the gaming wagering contract. The amount allocated to loyalty points earned is based on an estimate of the standalone selling price of the loyalty points, which is determined by the redemption value less an estimate for points not expected to be redeemed. The amount allocated to discretionary complimentary items is the standalone selling price of the underlying goods or services, which is determined using the retail price at which those goods or services would be sold separately in similar transactions. The remaining amount of the transaction price is allocated to wagering activity using the residual approach as the standalone selling price for gaming wagers is highly variable due to wide disparity of wagering options available to the Company’s patrons. The amount wagered, frequency of wagering, patron betting habits, and outcomes of the games of chance are unpredictable. As a result, no stand-alone selling price of a gaming transaction is determinable and the residual approach is utilized to represent the net revenue ascribed to the gaming wager.
For wagering contracts that include discretionary complimentary items, the Company allocates the stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company’s control and discretion that are supplied by third parties are recorded as an operating expense in the consolidated statements of operations. For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty program, the Company allocates the estimated stand-alone selling price of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs under ASC 606. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third-party. Any discounts received by the Company from the third-party in connection with this transaction are recorded to other revenue in the Company’s consolidated statements of operations. The Company’s performance obligation related to its loyalty program is generally completed within one year, as participants’ points expire after thirteen months of no activity.
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
•Loyalty Program — The Company offers its True Rewards loyalty program at all of its casino properties, as well as at all of its branded taverns. Members of the Company’s True Rewards loyalty program earn points based on gaming activity and food and beverage purchases at the Company’s casino properties and branded taverns. Loyalty points are redeemable for slot play, promotional table game chips, cash back, entertainment and food and beverage purchases. All points earned in the loyalty program roll up into a single account balance which is redeemable at all of our locations.
The Company records a liability based on the value of points earned, less an estimate for points not expected to be redeemed. This liability represents a deferral of revenue until such time as the participant redeems the points earned. Redemption history at the Company’s casinos and branded taverns is used to assist in the determination of the estimated accruals. Loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned, since participants’ points expire after thirteen months of inactivity. The True Rewards points accruals are included in current liabilities on the Company’s consolidated balance sheets. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.
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
The following table summarizes the Company’s activity for contract and contract related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Deposits and Other
(In thousands)	2024	2023	2024	2023	2024	2023
Balance at January 1	$1,099	$1,312	$2,743	$2,949	$4,287	$5,002
Balance at December 31 (1)	1,564	1,099	2,501	2,743	3,883	4,287
Increase (decrease)	$465	$(213)	$(242)	$(206)	$(404)	$(715)
(1)Loyalty Program and Customer Deposits and Other related to assets held for sale were excluded from 2023 amounts.
Gaming Taxes
The Company’s casinos located in Nevada are subject to taxes based on gross gaming revenues and pay quarterly and annual fees based on the number of slot machines and table games licensed during the year. In addition, the Company’s casinos pay taxes based on gross gaming revenues and fixed quarterly and annual fees for bingo and keno at several of the Company’s properties. Prior to its sale in January 2024, the Company’s distributed gaming operations in Nevada were subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that had grandfathered rights to more than 15 slot machines for play, and/or annual and quarterly fees at all branded tavern and third-party distributed gaming locations. Prior to its sale in July 2023, Rocky Gap was subject to gaming taxes based on gross gaming revenues and the Company also paid an annual flat tax based on the number of table games and video lottery terminals in operation during the year. Prior to its sale in September 2023, the Company’s distributed gaming operations in Montana were subject to taxes based on the Company’s share of gross gaming revenue.
The Company records gaming taxes as gaming expenses in the consolidated statements of operations. Total gaming taxes and license expenses were $27.2 million, $58.0 million and $73.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Advertising Expenses
The Company expenses advertising, marketing and promotional costs as incurred. Advertising costs included in selling, general and administrative expenses in the Company’s consolidated statements of operations were $12.8 million, $13.1 million and $12.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the year ended December 31, 2022, diluted net income per share excluded the weighted average effect of 150,384 shares of common stock as such were anti-dilutive. No shares of common stock related to the Company’s equity awards were anti-dilutive for the years ended December 31, 2024 and 2023.
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
Accounting Standards Issued and Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard became effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the fiscal year ended December 31, 2024 and included disclosures about significant segment expenses in “Note 15 — Segment Information.”
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The provisions of this ASU are intended to improve disclosures about a public entity’s expenses by providing additional information about specific expense categories in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. Further, in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date, intended to clarify interim reporting requirements for non-calendar year-end entities. The Company does not expect the impact of the adoption of these ASUs to be material to its financial statements or disclosures.
Management does not believe that any other recently issued accounting standards that are not yet effective are likely to have a material impact on the Company’s financial statements.
Note 3 – Divestitures
As discussed in “Note 1 — Nature of Business and Basis of Presentation” the Company completed the sales of Rocky Gap and its distributed gaming operations in Montana and Nevada on July 25, 2023, September 13, 2023 and January 10, 2024, respectively.
Operations of Rocky Gap had historically been presented in the Company’s Maryland Casino Resort reportable segment. The Company incurred $8.5 million in transaction costs since the announcement of the Rocky Gap sale on August 25, 2022, $8.3 million of which were incurred in 2023. The results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and had historically been presented in the Company’s Distributed Gaming reportable segment. Since the announcement of the distributed gaming operations sale on March 3, 2023, the Company incurred $0.8 million and $0.4 million in transaction costs related to the sales of the distributed gaming operations in Montana and Nevada, respectively, for the year ended December 31, 2023. The Company incurred an additional $2.3 million in transaction costs related to the sale of the distributed gaming operations in Nevada for the year ended December 31, 2024. The Company recorded transaction costs in selling, general and administrative expenses as incurred.
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

The assets and liabilities of the distributed gaming operations in Nevada classified as held for sale as of December 31, 2023, and subsequently sold on January 10, 2024, are presented in the table below:

December 31, 2023
(In thousands)	Distributed Gaming - Nevada
ASSETS
Current assets
Cash and cash equivalents	$40,050
Accounts receivables, net	1,945
Prepaid expenses	1,018
Other	2,298
Total current assets held for sale	45,311
Property and equipment, net	21,221
Operating lease right-of-use assets, net	33,601
Goodwill	69,452
Intangible assets, net	28,379
Other assets	6,307
Total assets held for sale	$204,271
LIABILITIES
Current liabilities
Current portion of long-term debt and finance leases	$1,131
Current portion of operating leases	23,323
Accounts payable	1,826
Accrued payroll and related	1,123
Other accrued liabilities	1,151
Total current liabilities related to assets held for sale	28,554
Non-current finance leases	10,614
Non-current operating leases	65
Total liabilities related to assets held for sale	$39,233
The following information presents the revenues and pretax income generated by Rocky Gap and the Company’s distributed gaming operations in Montana and Nevada previously reported as held for sale and divested on July 25, 2023, September 13, 2023 and January 10, 2024, respectively:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Maryland Casino Resort
Revenues	$—	$43,456	$78,010
Pretax income	—	12,435	22,966
Distributed Gaming - Montana
Revenues	$—	$80,878	$109,359
Pretax income	—	8,883	7,417
Distributed Gaming - Nevada
Revenues	$6,019	$239,802	$256,113
Pretax income	476	22,402	22,766

Note 4 – Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31,
(In thousands)	2024	2023
Land	$125,240	$125,240
Building and improvements	983,659	955,859
Furniture and equipment	216,995	190,048
Construction in process	6,165	10,561
Property and equipment	1,332,059	1,281,708
Accumulated depreciation	(581,165)	(495,563)
Property and equipment, net	$750,894	$786,145
Depreciation expense for property and equipment, including finance leases, totaled $87.6 million, $86.5 million and $92.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the year ended December 31, 2023, the Company voluntarily surrendered its gaming license for its Colorado Belle property. The suspension of Colorado Belle’s operations qualified as an indicator of impairment related to the long-lived assets at Colorado Belle. Based on the results of the impairment assessment, the Company recorded a $12.1 million impairment of the long-lived assets of Colorado Belle for the year ended December 31, 2023.
The Company concluded that there was no impairment of its long-lived assets as of December 31, 2024 and that the rest of its long-lived assets except for Colorado Belle were not impaired as of December 31, 2023.
Note 5 – Goodwill and Intangible Assets, Net
The Company tests goodwill, and indefinite-lived intangible assets comprised of trade names for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Refer to “Note 2 — Summary of Significant Accounting Policies” for further information on the Company’s accounting policies related to its goodwill and intangible assets.
The estimated fair value of goodwill for the years ended December 31, 2024 and 2023 was determined using an income valuation approach utilizing discounted cash flow models. The income valuation approach conducted in 2024 utilized the following Level 3 inputs: discount rates of 13.5%-14.5% and long-term revenue growth rate of 2.5%. The income valuation approach conducted in 2023 utilized a discount rate of 14.0%-14.5% and long-term revenue growth rate of 3.0%.
The estimated fair value of indefinite-lived intangible assets for the years ended December 31, 2024 and 2023 was determined using an income approach by applying the relief from royalty method using Level 3 inputs. The Company utilized a royalty rate of 1.0% to 2.0% in both periods and the same discount rate and long-term revenue growth rate as the rates applied to valuation of goodwill.
The Company’s 2024 annual review of goodwill and intangible assets for impairment resulted in a full impairment of goodwill and trade name of certain of the Company’s Nevada Locals Casinos in the amount of $1.8 million and $0.6 million, respectively. The results of the analyses conducted for the year ended December 31, 2023 indicated no impairment of the Company’s goodwill and intangible assets.

The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Total Goodwill
Balance, Balance, January 1, 2023	$22,105	$38,187	$20,459	$77,645	$158,396
Goodwill acquired during the year (1)	—	—	3,574	—	3,574
Goodwill related to assets held for sale (2)	—	—	—	(69,452)	(69,452)
Goodwill related to sale of a business (3)	—	—	—	(8,193)	(8,193)
Balance, December 31, 2023	$22,105	$38,187	$24,033	$—	$84,325
Goodwill acquired during the year (4)	—	—	3,988	—	3,988
Goodwill impairment (5)		(1,773)	—	—	(1,773)
Balance, December 31, 2024	$22,105	$36,414	$28,021	$—	$86,540
(1) Related to the acquisition of Lucky’s taverns discussed in “Note 1 — Nature of Business and Basis of Presentation.”
(2) Related to the distributed gaming operations in Nevada that continued to be classified as assets held for sale as of December 31, 2023 and were subsequently sold in January 2024. Refer to “Note 3 — Divestitures” for further information.
(3) Related to the distributed gaming operations in Montana sold in September 2023. Refer to “Note 3 — Divestitures” for further information.
(4) Related to the acquisition of GAP taverns discussed in “Note 1 — Nature of Business and Basis of Presentation.”
(5) Related to the impairment of goodwill and trade name of certain of the Company’s Nevada Locals Casinos.
Intangible assets, net, consisted of the following:

	December 31, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(41,905)	—	2,363
Non-compete agreements	2-5	7,147	(4,131)	—	3,016
		51,415	(46,036)	—	5,379
Balance, December 31, 2024		$106,939	$(46,036)	$(7,516)	$53,387

	December 31, 2023
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$54,790	$—	$(6,890)	$47,900
		54,790	—	(6,890)	47,900
Amortizing intangible assets
Player relationships	2-14	43,916	(41,050)	—	2,866
Non-compete agreements	2-5	5,747	(2,578)	—	3,169
		49,663	(43,628)	—	6,035
Balance, December 31, 2023		$104,453	$(43,628)	$(6,890)	$53,935
Total amortization expense related to intangible assets was $2.4 million for each of the years ended December 31, 2024 and

2023, and $7.4 million for the year ended December 31, 2022. Estimated future amortization expense related to intangible assets is as follows:

(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total (1)
Estimated amortization expense	$2,680	$2,022	$304	$236	$137	$—	$5,379
(1) The Company did not have intangible assets that were not placed in service as of December 31, 2024.
Note 6 – Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2024	2023
Gaming liabilities	$11,963	$10,726
Dividend payable	6,641	—
Accrued taxes, other than income taxes	5,212	5,193
Other accrued liabilities	3,502	4,538
Deposits	2,153	1,855
Interest	166	4,572
Uncertain tax positions payable	—	7,755
Total current accrued liabilities	$29,637	$34,639
Note 7 – Long-Term Debt
Long-term debt, net, consisted of the following:

	December 31,
(In thousands)	2024	2023
Term Loan B-1	$394,000	$398,000
Revolving credit facility	20,000	—
2026 Unsecured Notes	—	276,453
Finance lease liabilities	3,643	1,691
Notes payable	—	438
Total long-term debt and finance leases	417,643	676,582
Unamortized discount	(3,679)	(7,423)
Unamortized debt issuance costs	(3,378)	(6,042)
Total long-term debt and finance leases after debt issuance costs and discount	410,586	663,117
Current portion of long-term debt and finance leases	(5,308)	(4,596)
Long-term debt, net and finance leases	$405,278	$658,521
Senior Secured Credit Facility
The Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) is comprised of a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, the Company had $394 million in principal amount of outstanding Term Loan B-1 borrowings, no outstanding letters of credit and $20 million in outstanding borrowings under its Revolving Credit Facility, such that the remaining borrowing availability under the Revolving Credit Facility as of December 31, 2024 was $220 million.
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
The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 7.64% for the year ended December 31, 2024.
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
Financial and Other Covenants
Under the Credit Facility, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Term Loan B-1 under the Credit Facility in certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The Credit Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman, and certain affiliated entities). If the Company defaults under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2024.
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
Scheduled Principal Payments of Long-Term Debt
The scheduled principal payments due on long-term debt are as follows (in thousands):

Year Ending December 31,	Amount
2025	$5,308
2026	5,363
2027	4,260
2028	24,163
2029	4,168
Thereafter	374,381
Total outstanding principal of long-term debt	$417,643
Note 8 – Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock pursuant to the $100 million share repurchase program authorized by our Board of Directors on July 27, 2023, which was subsequently increased by $100 million on November 5, 2024. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that the Company is required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2024, the Company had $99.4 million of remaining share repurchase availability under its share repurchase program.
The following table includes the Company’s share repurchase activity:

	Year Ended December 31,
	2024	2023	2022
(In thousands, except per share data)
Shares repurchased (1)(2)	2,892	252	1,113
Total cost, including brokerage fees and excise tax on repurchases	$92,142	$9,134	$51,202
Average repurchase price per share (3)(4)	$31.63	$36.17	$46.01
(1)All repurchased shares were retired and constitute authorized but unissued shares. Shares repurchased to settle employee tax withholding related to the vesting of RSUs or exercise of options are not included in the table above.
(2)Of the shares repurchased in 2024, 949,729 were repurchased pursuant to a Rule 10b5-1 trading plan.
(3)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
(4)Average repurchase price per share includes broker commissions but excludes our liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.
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

The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis), or such smaller amount as may be determined by the Board of Directors at its sole discretion. The annual increase on January 1, 2024 was 1.1 million shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares. As of December 31, 2024, a total of 4.5 million shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.
Dividends
In July 2023, the Company’s Board of Directors declared a one-time cash dividend of $2.00 per share of the outstanding common stock, totaling $57.7 million in aggregate. The one-time cash dividend was paid on August 25, 2023 to the Company’s shareholders of record as of August 11, 2023.
Commencing on February 27, 2024, the Company’s Board of Directors has declared a recurring quarterly dividend of $0.25 per share of the Company’s common stock. The dividends declared in 2024 were as follows:

Declaration Date	Record Date	Payment Date	Amount per Share	Aggregate Amount (in thousands)
February 27, 2024	March 18, 2024	April 4, 2024	$0.25	$7,237
May 2, 2024	June 14, 2024	July 2, 2024	$0.25	$7,107
August 6, 2024	September 17, 2024	October 2, 2024	$0.25	$6,962
November 5, 2024	December 20, 2024	January 7, 2025	$0.25	$6,641
In addition, subsequent to the fiscal year end, on February 25, 2025, the Board of Directors authorized its next recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on April 2, 2025 to shareholders of record as of March 21, 2025.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted-Average Remaining Term (in years)	Weighted-Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	2,141,494	4.5	$11.31
Granted	—		—
Exercised	(69,500)		9.94
Cancelled	—		—
Expired	—		—
Outstanding at December 31, 2022	2,071,994	3.5	11.35		$53,966
Granted	—		—
Exercised	(160,640)		11.84	(1)
Cancelled	—		—
Expired	—		—
Outstanding at December 31, 2023	1,911,354	2.5	9.19	(1)	$58,758
Granted	—		—
Exercised	(421,000)		9.17
Cancelled	—		—
Expired	—		—
Outstanding at December 31, 2024	1,490,354	1.5	$9.19		$33,395

Exercisable at December 31, 2022	2,071,994	3.5	$11.35		$53,966

Exercisable at December 31, 2023	1,911,354	2.5	$9.19		$58,758

Exercisable at December 31, 2024	1,490,354	1.5	$9.19		$33,395
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
The total intrinsic value of stock options exercised was $8.9 million, $4.6 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company has not granted any stock options since 2017. The Company received $3.2 million in proceeds from stock options exercised during the year ended December 31, 2024.
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

The following table summarizes the Company’s RSU activity:

	RSUs
	Shares	Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2022	815,420	$18.17
Granted	123,970	51.86
Vested	(363,450)	17.78	$18,963
Cancelled	(28,269)	17.63
Outstanding at December 31, 2022	547,671	26.09
Granted	159,043	42.17
Vested	(299,131)	23.73	$12,568
Issuance of dividend equivalent (1)	21,179	—
Outstanding at December 31, 2023	428,762	34.09
Granted	232,766	33.57
Vested	(285,012)	28.73	$9,150
Cancelled	(9,350)	38.82
Outstanding at December 31, 2024	367,166	$37.67
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
The following table summarizes the Company’s PSU activity:

	PSUs
	Shares (1)		Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2022	705,577	(2)	$13.84
Granted	83,579		53.51
Performance certification	534,383	(3)	—
Vested	(247,380)	(4)	12.51	$13,030
Outstanding at December 31, 2022	1,076,159		17.17
Granted	114,898		41.92
Vested	(733,574)	(5)	8.86	$30,751
Issuance of dividend equivalent (6)	23,151		—
Cancelled	(8,699)	(7)	53.51
Outstanding at December 31, 2023	471,935	(8)	36.40
Granted	131,906		34.06
Vested	(272,362)	(9)	29.00	$9,277
Cancelled	(171,998)	(10)	35.92
Outstanding at December 31, 2024	159,481		$47.54
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

(2)Includes 171,194 2019 PSU Awards that were certified below target during the three months ended March 31, 2021 and vested in March 2022. Also includes PSUs granted in March 2020 and March 2021 at “target.”
(3)The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2022 and 200% of the target PSUs granted in March 2020 (the “2020 PSU Awards”) and March 2021 (the “2021 PSU Awards”) were deemed “earned.” Includes 38,093 incremental shares issued in March 2022 in connection with vesting of shares of 2020 PSU Awards due to such award “earned” at 200% of the “target.” The remaining 2020 PSU Awards vested in March 2023.
(4)Comprises 171,194 shares of 2019 PSU Awards and 76,186 shares of 2020 PSU Awards that vested in March 2022.
(5)Represents 2020 PSU Awards that vested in March 2023 at 200% of the target PSUs.
(6)In accordance with the provisions of the 2015 Plan, the declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allows the Company to make such equitable adjustments at its discretion. As a result, on August 25, 2023, the Company elected to adjust the number of shares underlying unvested PSU awards to reflect an amount as if the one-time cash dividend of $2.00 per share of the outstanding common stock had been paid in stock. The vesting schedule and conditions of each grant remain the same (with these additional share amounts subject to forfeiture on the same terms as the underlying grants).
(7)The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2023 and 89.6% of the target PSUs granted in March 2022 (the “2022 PSU Awards”) were deemed “earned.” This resulted in the reduction of the 2022 PSU Awards to the number of PSUs eligible to vest from 83,579 to 74,880.
(8)Includes PSUs granted in March 2021 (“2021 PSU Awards”) at 200% of the target (based on awards deemed “earned”), PSUs granted in March 2022 at 89.6% of the target (based on awards deemed “earned”) and PSUs granted in March 2023 (“2023 PSU Awards”) at 100% of the target.
(9)Represents 2021 PSU Awards that vested in March 2024 at 200% of the target PSUs.
(10)The Company’s financial results for performance goals applicable to the 2023 PSU Awards were certified during the three months ended March 31, 2024 and 69.3% of the target 2023 PSU Awards were deemed “earned.” This resulted in the reduction of the PSUs listed as granted in March 2023 to the number of PSUs eligible to vest from 120,825 to 83,724. In addition, 5,467 shares of unvested PSU Awards were forfeited during the year ended December 31, 2024. In addition, 131,906 PSUs granted in March 2024 were cancelled due to the Company not meeting its performance target for 2024.
Share-Based Compensation
The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Stock options	$—	$—	$—
RSUs	7,178	7,624	6,900
PSUs	2,866	5,188	5,980
Total share-based compensation costs	$10,044	$12,812	$12,880
As of December 31, 2024, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $7.6 million and $1.6 million, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 0.7 years for RSUs and PSUs, respectively. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of December 31, 2024.

Note 9 – Income Taxes
Income tax provision is summarized as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$(24,499)	$87,840	$13,877
State	(3,861)	6,106	274
Total current tax (benefit) provision	$(28,360)	$93,946	$14,151
Deferred:
Federal	$50,423	$(17,846)	$(13,462)
State	—	107	(168)
Total deferred tax provision (benefit)	50,423	(17,739)	(13,630)
Income tax provision	$22,063	$76,207	$521
Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income before income tax provision is summarized below:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income taxes	(5.03)	2.53	0.62
Permanent tax differences – stock compensation	1.62	(2.12)	(6.31)
Permanent tax differences – business meals	0.70	0.17	0.44
Permanent tax differences – executive compensation and other	0.64	2.60	9.27
Permanent tax differences – goodwill	16.69	—	—
Change in valuation allowance	—	(1.71)	(23.99)
FICA credit generated	(1.27)	(0.28)	(1.09)
WOTC credit generated	(0.14)	—	—
Tax benefit due to settlement of uncertain tax positions	(9.38)	—	—
Additional tax due to amending tax returns from prior years	5.01	—	—
Change in tax rate and apportionment	—	0.43	(0.26)
Deferred only adjustment to beginning deferred balances	0.47	0.34	0.95
Effective tax rate	30.31%	22.96%	0.63%
The effective income tax rate for the year ended December 31, 2024 was 30.31%, which differed from the federal income tax rate of 21% primarily due to the tax effect of the sale of the distributed gaming operations in Nevada discussed in “Note 1 — Nature of Business and Basis of Presentation” and the benefit recorded from the reduction of the uncertain tax positions (“UTP”) payable. The effective income tax rate for the year ended December 31, 2023 was 22.96%, which differed from the federal tax rate of 21% primarily due to state income taxes.

The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Accruals and reserves	$3,895	$5,128
Share-based compensation expense	1,997	2,137
Operating lease obligation	19,626	27,092
Depreciation of fixed assets	—	18,631
Uncertain tax position	—	6,245
Other	—	1,553
Gross deferred tax assets	25,518	60,786
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	$25,518	$60,786

Deferred tax liabilities:
Prepaid services	$(1,744)	$(1,771)
Amortization of intangible assets	(787)	(5,778)
Depreciation of fixed assets	(26,050)	—
Right-of-use assets	(16,478)	(23,729)
Debt basis	(1,359)	—
Other	(15)	—
Gross deferred tax liabilities	(46,433)	(31,278)
Deferred tax (liabilities) assets, net	$(20,915)	$29,508

Non-current deferred tax assets, net	$—	$29,508
Non-current deferred tax liabilities, net	(20,915)	—
Deferred tax (liabilities) assets, net	$(20,915)	$29,508
The realizability of deferred tax assets is evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. As of December 31, 2024, the Company had net deferred tax liabilities of $20.9 million and determined that it was more likely than not that the Company would generate sufficient taxable income to conclude that deferred tax assets of $25.5 million were realizable.
The Company’s income tax returns from 2021 onward are subject to examination. In addition, the statute of limitation for assessment for years with net operating losses (“NOLs”) is determined by reference to the year the NOLs were used to reduce the Company’s taxable income. NOLs from the 2012-2014 and 2017-2020 income tax returns were used to reduce taxable income in 2021 and 2022. Consequently, the 2012-2014 and 2017-2020 income tax returns remain subject to examination by taxing authorities. The Company is not currently under any income tax examinations.
On April 30, 2024, the Internal Revenue Service (the “IRS”) notified the Company that the review of the Company’s 2017 and 2018 federal income tax returns was completed. As a result of the review, the Company’s fixed asset classification and related net operating losses for the respective tax years were adjusted and the Company recorded UTP payable until the historical filings were amended and submitted to the IRS. The Company filed the amended tax returns with the IRS such that no UTP remained as of December 31, 2024. As a result, the Company’s income tax provision for the year December 31, 2024 included a net tax benefit from the decrease in UTP payable, interest and penalties.

The following table summarizes the Company’s reconciliation of the beginning and ending unrecognized tax benefits:

	December 31,
(In thousands)	2024	2023
Balance – beginning of period	$7,165	$—
Tax positions related to current year additions	—	884
Additions for tax positions of prior years	—	6,281
Settlements	(7,165)	—
Balance – end of period	$—	$7,165
Note 10 – Employee Retirement and Benefit Plans
Defined contribution employee savings plans
The Company’s qualified defined contribution employee savings plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company contributed $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, to its defined contribution employee savings plan. The Company’s contributions vest over a five-year period.
Pension plans
As of December 31, 2024, approximately 1,500 of the Company’s employees were members of various unions and covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $13.1 million, $11.9 million and $11.2 million in expenses for these plans for the years ended December 31, 2024, 2023 and 2022, respectively. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:
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
The Company considers the following multiemployer pension plans to be significant:

		Pension Protection Zone Status (1)		FIR/RP Status Pending/Implemented	Surcharge Imposed	Expiration Date Of Collective- Bargaining Agreement
Multiemployer Pension Plans	EIN/Plan Number	2023	2022
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2026
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	9/30/2028
(1)The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

The Company’s cash contributions to each multiemployer pension and benefit plans are as follows:

	December 31,
(In thousands)	2024	2023	2022
Multiemployer pension plans
Central Pension Fund of the IUOE and Participating Employers	$770	$793	$691
Southern Nevada Culinary and Bartenders Pension Plan	2,352	2,115	2,054
Other pension plans	154	164	168
Total contributions	$3,276	$3,072	$2,913
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$9,030	$8,268	$8,007
All other	—	2	7
Total contributions	$9,030	$8,270	$8,014
For the 2023 plan year, the latest period for which plan data is available, the Company made less than 5% of total contributions for all multiemployer pension plans to which the Company contributes.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$394,000	$393,508	Level 2
Revolving credit facility	20,000	19,700	Level 2
Finance lease liabilities	3,643	3,643	Level 3
Total debt	$417,643	$416,851

	December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$398,000	$399,493	Level 2
2026 Unsecured Notes	276,453	277,144	Level 2
Finance lease liabilities	1,691	1,691	Level 3
Notes payable	438	438	Level 3
Total debt	$676,582	$678,766
The estimated fair value of the Company’s term loan and outstanding borrowings under the Revolving Credit Facility is based on a relative value analysis performed as of December 31, 2024 and 2023. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
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
The leases have remaining lease terms of less than 1 year and up to 73 years, some of which include options to extend the leases for an additional 1 to 25 years. The Company’s equipment leases include options to terminate the lease with 30 day notice. The Company assesses the options to extend or terminate the lease using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability.
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

The components of lease expense were as follows:

		Year Ended December 31,
(In thousands)	Classification	2024	2023
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$20,486	$50,118
Variable lease cost	Operating and SG&A expenses	14,861	12,612
Short-term lease cost	Operating and SG&A expenses	5,473	8,649
Total operating lease cost		$40,820	$71,379

Finance lease cost
Amortization of leased assets	Depreciation and amortization	$1,562	$475
Interest on lease liabilities	Interest expense, net	287	89
Total finance lease cost		$1,849	$564
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used under operating lease agreements	$22,507	$50,605
Operating cash flows used under finance lease agreements	191	87
Financing cash flows used under finance lease agreements	1,283	527
Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands)	2024	2023
Operating leases
Operating lease right-of-use assets, gross (1)	$92,784	$92,481
Accumulated amortization (1)	(14,317)	(13,085)
Operating lease right-of-use assets, net	$78,467	$79,396

Current portion of operating leases (1)	$15,128	$13,745
Non-current operating leases(1)	78,328	81,325
Total operating lease liabilities	$93,456	$95,070

Finance leases
Property and equipment, gross	$8,954	$5,719
Accumulated depreciation	(4,932)	(3,594)
Property and equipment, net	$4,022	$2,125

Current portion of finance leases	$1,308	$158
Non-current finance leases	2,335	1,533
Total finance lease liabilities	$3,643	$1,691
(1)The Company made a short-term lease accounting policy election and does not recognize ROU assets or liabilities for operating leases with terms of 12 months or less.

The following presents additional information related to the Company’s leases as of December 31, 2024:

	December 31,
	2024	2023
Weighted average remaining lease term
Operating leases	8.9 years	7.3 years
Finance leases	3.6 years	23.5 years

Weighted average discount rate
Operating leases	6.4%	6.3%
Finance leases	3.9%	6.8%
Maturities of Lease Liabilities
As of December 31, 2024, maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2025	$20,530	$1,420	$21,950
2026	18,792	1,420	20,212
2027	15,764	283	16,047
2028	12,994	182	13,176
2029	9,615	182	9,797
Thereafter	47,765	394	48,159
Total lease payments	125,460	3,881	129,341
Amount of interest	(32,004)	(238)	(32,242)
Present value of lease liabilities	$93,456	$3,643	$97,099
As of December 31, 2024, the Company had two lease agreements related to the Nevada Taverns segment that had not commenced yet.
Company as Lessor
The Company leases space to third-party tenants under operating leases primarily for retail and food and beverage outlets within its casino properties. Golden also enters into operating lease agreements with certain equipment providers for placement of amusement devices, gaming machines and automated teller machines within its casino properties and branded taverns. The leases have remaining lease terms of one to ten years, some of which include options to extend the leases for an additional 1 to 15 years.
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
Minimum and contingent operating lease income was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Minimum rental income	$8,014	$8,234	$7,380
Contingent rental income	2,810	3,298	4,071
Total rental income	$10,824	$11,532	$11,451

Future minimum rent payments to be received under operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2025	$5,250
2026	4,265
2027	1,504
2028	1,000
2029	862
Thereafter	1,361
Total future minimum rent payments	$14,242
Note 13 – Commitments and Contingencies
Participation Agreements
Prior to its sale, the Company’s distributed gaming operations included slot placement contracts in the form of participation agreements. Under participation agreements, the Company and the business location each held a state issued gaming license in order to be able to receive a percentage of gaming revenue earned on the Company’s slot machines. The business location retained a percentage of the gaming revenue generated from the Company’s slot machines. The Company was considered to be the principal in these arrangements and therefore, recorded its share of revenue generated under participation agreements on a gross basis with the business location’s share of revenue recorded as gaming expenses.
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $3.9 million, $192.7 million and $215.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Collective Bargaining Agreements
As of December 31, 2024, approximately 1,500 of the Company’s approximately 5,300 employees were covered by various collective bargaining agreements. The Company’s collective bargaining agreements expire between 2026 and 2028. The collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (valet and warehouse) expired on March 31, 2024 and the collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America expired on February 28, 2025. The Company is in the process of negotiating extensions of both agreements. There can be no assurance that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to the Company.
Employment Agreements
The Company has entered into at-will employment agreements with certain of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executive officers are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive officer is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $5.3 million for Blake L. Sartini, $3.4 million for Charles H. Protell and $2.2 million for Blake L. Sartini II (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2024, subject to amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options, RSUs and PSUs).
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
Note 14 – Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Blake L. Sartini, 3% beneficially owned by Stephen A. Arcana, and 1.67% owned by each of Mr. Sartini’s three children (including Blake L. Sartini, II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Company’s Chief Development Officer. Mr. Sartini II serves as the Company’s Chief Operating Officer. The lease commenced in August 2020 and expires on December 31, 2030. The Company incurred rent expense of $0.3 million for each of the years ended December 31, 2024, 2023 and 2022.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2024, 2023 and 2022 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of December 31, 2024 and 2023.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and various cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department reviews the cost-sharing arrangements and reimbursements on a regular basis. On August 6, 2024, the Audit Committee of the Board of Directors approved an amendment to the aircraft time-sharing, co-user and cost-sharing agreement in connection with Sartini Enterprises, Inc.’s purchase of the aircraft. The terms and conditions of the amendment are materially consistent with the original agreement. The Company incurred $0.1 million, $0.3 million and $0.6 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the years ended December 31, 2024, 2023 and 2022, respectively. The Company was owed $0.1 million under such agreements as of December 31, 2024 and 2023.
On May 18, 2022 and November 23, 2022, the Company repurchased 210,000 and 263,418 shares of its common stock, respectively, from Anthony A. Marnell III, a former non-employee member of the Company’s Board of Directors, pursuant to its share repurchase program. The repurchase prices were $42.61 and $41.35 per share, respectively, resulting in charges to accumulated deficit of $8.9 million and $10.9 million, respectively. All of the share repurchase transactions were approved by the Audit Committee of the Board of Directors prior to being executed.
Note 15 – Segment Information
The Company’s management views each of its casino properties located in Las Vegas, the casino properties located in Laughlin and Pahrump and its branded taverns as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company has aggregated its operating segments into three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.
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
The Nevada Locals Casinos segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius of these properties. The Company’s locals casino properties typically experience a higher frequency of customer visits compared to its casino resort properties, with many of the customers visiting the Company’s Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have a limited number or no hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.

The Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages and are typically limited to 15 slot machines. Prior to the sale of the Company’s distributed gaming operations in Nevada, the Company owned and operated the slot machines located within each tavern. Following the sale, slot machines at the Company’s branded tavern locations are owned and operated by the independent third-party that acquired the distributed gaming operations from the Company. Accordingly, the Company typically receives a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third-party to place the slot machines in the taverns.
As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 3 — Divestitures,” the Company completed the sales of Rocky Gap and its distributed gaming operations in Montana and Nevada on July 25, 2023, September 13, 2023 and January 10, 2024, respectively. Prior to its sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment. Prior to its sale, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in the Company’s Distributed Gaming reportable segment. Accordingly, the segment expense categories for the reportable segments divested in 2023 and 2024 were not material in 2024, or the year of adoption of the ASU No. 2023-07 discussed in “Note 1 — Nature of Business and Basis of Presentation,” and thus, were not presented separately in the tables below.
The Corporate and Other category includes certain unallocated corporate overhead costs not easily allocable to reportable segments as to do so would not be practical.
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision maker in measuring both the Company’s past and future expectations of performance and it is the metric the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to. Adjusted EBITDA represents each segment’s earnings before depreciation and amortization, non-cash lease benefit or expense, share-based compensation expense, gain or loss on disposal of assets and businesses, loss on debt extinguishment and modification, preopening and related expenses, impairment of assets, interest, income taxes, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results, calculated before corporate overhead.
The function of the chief operating decision maker (“CODM”) is currently performed by the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors. The CODM assesses performance of each reportable segment and decides how to allocate resources based on the monthly review of the budget-to-actual and current period versus prior year comparable period Adjusted EBITDA results.
The Company’s revenues, significant expenses and Adjusted EBITDA by reportable segment and reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP are presented in the table below:

	Year Ended December 31, 2024
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming (1)	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$155,472	$106,531	$51,283	$5,981	$319,267	$—	$319,267
Food and beverage	95,082	26,669	50,157	17	171,925	—	171,925
Rooms	109,941	9,624	—	—	119,565	—	119,565
Other (2)	38,644	8,148	8,283	21	55,096	965	56,061
Total revenues	399,139	150,972	109,723	6,019	665,853	965	666,818
Segment (expenses) income
Payroll and related	(156,550)	(37,951)	(27,759)	—	(222,260)	—	(222,260)
Operating expenses	(121,361)	(38,837)	(39,305)	—	(199,503)	—	(199,503)
Cost of sales	(22,437)	(8,657)	(15,166)	—	(46,260)	—	(46,260)
Other segment items (3) (4) (5)	4,547	977	(356)	(5,535)	(367)	(43,053)	(43,420)
Adjusted EBITDA	$103,338	$66,504	$27,137	$484	$197,463	$(42,088)	$155,375
Adjustments
Depreciation and amortization							(90,034)
Non-cash lease benefit							380
Share-based compensation							(10,434)
Gain on disposal of assets							213
Gain on sale of businesses							69,238
Loss on debt extinguishment and modification							(4,446)
Preopening and related expenses							(508)
Impairment of assets							(2,399)
Other, net							(9,707)
Interest expense, net							(34,884)
Income before income tax provision							72,794
Income tax provision							(22,063)
Net income							$50,731
(1) Relates to the distributed gaming operations in Nevada sold on January 10, 2024.
(2)    Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Leases” for details.
(3) Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease benefit, share-based compensation, loss on disposal of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, gain on disposal of assets, impairment of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, loss on disposal of assets, interest expense, preopening expenses, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4) Other segment items for the Distributed Gaming reportable segment divested in 2024 for the period of January 1, 2024 - January 10, 2024 included payroll and related, operating expenses, cost of sales and interest expense.
(5) Other segment items in Corporate and Other included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, share-based compensation, gain on disposal of assets, gain on sale of businesses, loss on debt extinguishment and modification, interest expense and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.

	Year Ended December 31, 2023
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Maryland Casino Resort	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$160,371	$112,772	$52,817	$315,182	$33,159	$674,301	$—	$674,301
Food and beverage	98,748	26,372	51,642	765	4,881	182,408	—	182,408
Rooms	109,996	10,331	—	—	4,322	124,649	—	124,649
Other (1)	43,943	7,960	4,756	4,733	1,094	62,486	9,305	71,791
Total revenues	413,058	157,435	109,215	320,680	43,456	1,043,844	9,305	1,053,149
Segment (expenses) income
Payroll and related	(147,730)	(36,884)	(25,052)	—	—	(209,666)	—	(209,666)
Operating expenses	(125,385)	(39,278)	(36,102)	—	—	(200,765)	—	(200,765)
Cost of sales	(22,531)	(8,545)	(15,447)	—	—	(46,523)	—	(46,523)
Other segment items (2) (3) (4)	2,844	1,118	68	(286,135)	(30,804)	(312,909)	(60,764)	(373,673)
Adjusted EBITDA	$120,256	$73,846	$32,682	$34,545	$12,652	$273,981	$(51,459)	$222,522
Adjustments
Depreciation and amortization								(88,933)
Non-cash lease benefit								15
Share-based compensation								(13,476)
Gain on disposal of assets								228
Gain on sale of businesses								303,179
Loss on debt extinguishment and modification								(1,734)
Preopening and related expenses								(760)
Impairment of assets								(12,072)
Other, net								(11,491)
Interest expense, net								(65,515)
Income before income tax provision								331,963
Income tax provision								(76,207)
Net income								$255,756
(1) Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Leases” for details.
(2) Other segment items for each reportable segment included the following expenses:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease benefit, gain on disposal of assets, interest expense, impairment of assets, preopening expenses, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, gain on disposal of assets, interest expense, preopening expenses, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, loss on disposal of assets, interest expense, preopening expenses, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(3) Other segment items for the reportable segments divested in 2023:

•Distributed Gaming — expenses included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, gain on disposal of assets, interest expense and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Maryland Casino Resort — expenses included payroll and related, operating expenses, interest expense and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4) Other segment items in Corporate and Other included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, share-based compensation, gain on sale of businesses, loss on debt extinguishment and modification, interest expense and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.

	Year Ended December 31, 2022
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Maryland Casino Resort	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$175,014	$114,388	$53,619	$358,332	$59,553	$760,906	$—	$760,906
Food and beverage	89,424	25,219	51,564	716	8,440	175,363	—	175,363
Rooms	104,375	10,162	—	—	7,787	122,324	—	122,324
Other (1)	38,137	7,745	4,782	6,424	2,230	59,318	3,808	63,126
Total revenues	406,950	157,514	109,965	365,472	78,010	1,117,911	3,808	1,121,719
Segment (expenses) income
Payroll and related	(137,259)	(36,778)	(23,380)	—	—	(197,417)	—	(197,417)
Operating expenses	(113,559)	(36,425)	(33,133)	—	—	(183,117)	—	(183,117)
Cost of sales	(22,110)	(8,594)	(15,879)	—	—	(46,583)	—	(46,583)
Other segment items (2) (3) (4)	1,082	131	37	(321,451)	(52,627)	(372,828)	(54,694)	(427,522)
Adjusted EBITDA	$135,104	$75,848	$37,610	$44,021	$25,383	$317,966	$(50,886)	$267,080
Adjustments
Depreciation and amortization								(100,123)
Non-cash lease expense								(165)
Share-based compensation								(13,433)
Loss on disposal of assets								(934)
Loss on debt extinguishment and modification								(1,590)
Preopening and related expenses								(161)
Other, net								(4,317)
Interest expense, net								(63,490)
Income before income tax provision								82,867
Income tax provision								(521)
Net income								$82,346
(1) Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Leases” for details.
(2) Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease benefit, loss on disposal of assets, interest expense, preopening expenses, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.

•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, loss on disposal of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease expense, loss on disposal of assets, interest expense, preopening expenses, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(3) Other segment items for the reportable segments divested in 2023 and 2024 included the following expenses:
•Distributed Gaming — expenses included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, gain on disposal of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Maryland Casino Resort — expenses included payroll and related, operating expenses, depreciation and amortization, non-cash lease benefit, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4) Other segment items in Corporate and Other included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, share-based compensation, loss on debt extinguishment and modification, interest expense and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming	Total Reportable Segments	Corporate and Other	Consolidated
Balance at December 31, 2024	$714,907	$158,864	$151,633	$—	$1,025,404	$54,502	$1,079,906

Balance at December 31, 2023	$758,622	$160,059	$148,250	$204,271	$1,271,202	$181,081	$1,452,283
Capital Expenditures
The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts (1)	Nevada Locals Casinos (2)	Nevada Taverns (3)	Distributed Gaming (4)	Maryland Casino Resort	Total Reportable Segments	Corporate and Other (5)	Consolidated
For the year ended December 31, 2024	$29,012	$11,648	$4,744	$240	$—	$45,644	$4,256	$49,900

For the year ended December 31, 2023	$60,441	$5,691	$3,369	$9,537	$435	$79,473	$6,404	$85,877

For the year ended December 31, 2022	$26,347	$4,035	$2,712	$9,146	$1,878	$44,118	$7,301	$51,419
(1)Capital expenditures in the Nevada Casino Resorts segment excluded non-cash purchases of property and equipment of $1.2 million, $1.0 million, and $5.0 million as of December 31, 2024, 2023, and 2022, respectively.
(2)Capital expenditures in the Nevada Locals Casinos segment excluded non-cash purchases of property and equipment of $0.3 million and $0.1 million as of December 31, 2024 and 2022, respectively.
(3)Capital expenditures in the Nevada Taverns segment excluded non-cash purchases of property and equipment of $0.2 million, $0.7 million and $0.2 million as of December 31, 2024, 2023 and 2022, respectively.
(4)Capital expenditures in the Distributed Gaming segment excluded non-cash purchases of property and equipment of $0.2 million as of December 31, 2023.
(5)Capital expenditures for Corporate and Other excluded non-cash purchases of property and equipment of $0.3 million as of December 31, 2024 and 2023, and $0.1 million as of December 31, 2022.

Note 16 – Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
As discussed in “Note 8 — Shareholders’ Equity and Stock Incentive Plans,” subsequent to the fiscal year end, on February 25, 2025, the Company’s Board of Directors authorized its next recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on April 2, 2025 to shareholders of record as of March 21, 2025.
There were no additional subsequent events that occurred after December 31, 2024 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of December 31, 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
a.Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.
c.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2024.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2025 annual meeting of shareholders (the “2025 Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.
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
We have insider trading policies and procedures that govern the purchase, sale and other dispositions of our securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during our fiscal year ended December 31, 2024, all of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.
In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2025 Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with respect to security ownership of certain beneficial owners will be included in the 2025 Proxy Statement under the heading “Ownership of Securities,” and is incorporated herein by reference.
The following table provides certain information as of December 31, 2024 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
Golden Entertainment, Inc. 2015 Incentive Award Plan (2)	1,465,354	$9.15	4,462,359
2007 Lakes Stock Option and Compensation Plan	25,000	$11.50	—
Total	1,490,354	$9.19	4,462,359
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
(2)As of December 31, 2024, we had 367,166 time-based restricted stock units and 159,481 performance-based restricted stock units outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2025 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the 2025 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
GOLDEN ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance –Beginning of Period	Increase	Decrease	Balance – End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2024	$—	$—	$—	$—
Year Ended December 31, 2023	5,680	—	(5,680)	—
Year Ended December 31, 2022	30,783	—	(25,103)	5,680
(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated August 24, 2022, by and among Lakes Maryland Development, LLC, a Minnesota limited liability company, Century Casinos, Inc., a Delaware Corporation, VICI Properties, L.P., a Delaware limited partnership, and Golden Entertainment, Inc.	8-K	000-24993	2.1	8/25/2022

2.2	Real Estate Purchase Agreement, dated as of August 24, 2022, by and between Evitts Resort, LLC and VICI Properties L.P.	8-K	000-24993	2.2	8/25/2022

2.3	Membership Interest Purchase Agreement (Montana), dated as of March 3, 2023, by and among J&J Ventures Gaming of Montana, LLC, Golden Holdings, Inc., Golden Entertainment, Inc. and J&J Ventures Gaming, LLC.	8-K	000-24993	2.1	3/6/2023

2.4	Membership Interest Purchase Agreement (Nevada), dated as of March 3, 2023, by and among J&J Ventures Gaming of Nevada, LLC, Golden Gaming, LLC and Golden Entertainment, Inc.	8-K	000-24993	2.2	3/6/2023

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Ninth Amended and Restated Bylaws of Golden Entertainment, Inc.	10-Q	000-24993	3.1	11/7/2022

4.1	Description of Registered Securities	10-K	000-24993	4.3	3/13/2020

10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.1.3	Incremental Joinder Agreement No. 3 and First Amendment to First Lien Credit Agreement, dated as of October 12, 2021, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	10/14/2021

10.1.4	Second Amendment to First Lien Credit Agreement, dated as of May 26, 2023, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	5/26/2023

10.1.5	Third Amendment to the First Lien Credit Agreement, dated as of May 29, 2024, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	5/29/2024

10.2	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.3	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	Noncompetition agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.5#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.5.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.5.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

10.5.3#	Third Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/6/2022

10.6#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.6.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

10.6.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

10.6.3#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.1	11/8/2019

10.6.4#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Charles H. Protell	10-Q	000-24993	10.2	5/6/2022

10.7#	Second Amended and Restated Employment Agreement, dated as of March 20, 2024, by and between Golden Entertainment and Blake L. Sartini II	10-Q	000-24993	10.1	5/9/2024

10.8#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.8.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.8.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.8.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.9#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.9.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.9.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.9.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

10.10#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

19	Golden Entertainment, Inc. Insider Trading Compliance Policy and Procedures Updated May 2024					√

21.1	Subsidiaries of Golden Entertainment, Inc.					√

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte)					√

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young, LLP)					√

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√

97	Golden Entertainment, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	000-24993	97	2/29/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					√

101.SCH	Inline XBRL Taxonomy Extension Schema					√

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					√

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document					√

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					√

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					√

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					√
#    Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2025	GOLDEN ENTERTAINMENT, INC.
Registrant

	By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2025.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board and Chief Executive Officer
Blake L. Sartini	(Principal Executive Officer)

/s/ CHARLES H. PROTELL	President and Chief Financial Officer
Charles H. Protell	(Principal Financial Officer)

/s/ THOMAS E. HAAS	Senior Vice President of Accounting
Thomas E. Haas	(Principal Accounting Officer)

/s/ ANDY H. CHIEN	Director
Andy H. Chien

/s/ ANN D. DOZIER	Director
Ann D. Dozier

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright