Form 10-K/A
period 2024-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2025-04-25
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K/A
(Amendment No.1)
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

Explanatory Note
This amendment to the Form 10-K for the fiscal year ended December 31, 2024 (the “Original 10-K”), originally filed on February 28, 2025, is filed solely to correct the date of the former auditor’s opinion included in Item 8. Financial Statements and Supplemental Data. The former auditor’s opinion is being restated to reflect the corrected date of February 29, 2024. No other changes have been made to the Original 10-K, including the financial statements and other disclosures contained therein.

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
February 29, 2024

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
GOLDEN ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance –Beginning of Period	Increase	Decrease	Balance – End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2024	$—	$—	$—	$—
Year Ended December 31, 2023	5,680	—	(5,680)	—
Year Ended December 31, 2022	30,783	—	(25,103)	5,680
(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated August 24, 2022, by and among Lakes Maryland Development, LLC, a Minnesota limited liability company, Century Casinos, Inc., a Delaware Corporation, VICI Properties, L.P., a Delaware limited partnership, and Golden Entertainment, Inc.	8-K	000-24993	2.1	8/25/2022

2.2	Real Estate Purchase Agreement, dated as of August 24, 2022, by and between Evitts Resort, LLC and VICI Properties L.P.	8-K	000-24993	2.2	8/25/2022

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.3	Membership Interest Purchase Agreement (Montana), dated as of March 3, 2023, by and among J&J Ventures Gaming of Montana, LLC, Golden Holdings, Inc., Golden Entertainment, Inc. and J&J Ventures Gaming, LLC.	8-K	000-24993	2.1	3/6/2023

2.4	Membership Interest Purchase Agreement (Nevada), dated as of March 3, 2023, by and among J&J Ventures Gaming of Nevada, LLC, Golden Gaming, LLC and Golden Entertainment, Inc.	8-K	000-24993	2.2	3/6/2023

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Ninth Amended and Restated Bylaws of Golden Entertainment, Inc.	10-Q	000-24993	3.1	11/7/2022

4.1	Description of Registered Securities	10-K	000-24993	4.3	3/13/2020

10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.1.3	Incremental Joinder Agreement No. 3 and First Amendment to First Lien Credit Agreement, dated as of October 12, 2021, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	10/14/2021

10.1.4	Second Amendment to First Lien Credit Agreement, dated as of May 26, 2023, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	5/26/2023

10.1.5	Third Amendment to the First Lien Credit Agreement, dated as of May 29, 2024, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	5/29/2024

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.3	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.4	Noncompetition agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.5#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.5.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.5.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

10.5.3#	Third Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/6/2022

10.6#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.6.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

10.6.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

10.6.3#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.1	11/8/2019

10.6.4#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Charles H. Protell	10-Q	000-24993	10.2	5/6/2022

10.7#	Second Amended and Restated Employment Agreement, dated as of March 20, 2024, by and between Golden Entertainment and Blake L. Sartini II	10-Q	000-24993	10.1	5/9/2024

10.8#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.8.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.8.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.8.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

10.9.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.9.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.9.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.9.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

10.10#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

19	Golden Entertainment, Inc. Insider Trading Compliance Policy and Procedures Updated May 2024	10-K	000-24993	19	2/28/2025

21.1	Subsidiaries of Golden Entertainment, Inc.	10-K	000-24993	21.1	2/28/2025

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte)	10-K	000-24993	23.1	2/28/2025

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young, LLP)	10-K	000-24993	23.2	2/28/2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√

97	Golden Entertainment, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	000-24993	97	2/29/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					√

101.SCH	Inline XBRL Taxonomy Extension Schema					√

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					√

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document					√

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					√

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					√

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					√
#    Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 25, 2025	GOLDEN ENTERTAINMENT, INC.
Registrant

	By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 25, 2025.

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