Form 10-Q
period 2025-03-31
GOLDEN ENTERTAINMENT, INC.
filed 2025-05-09
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2025, the registrant had 26,435,285 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,495	$57,725
Accounts receivable, net of allowance for credit losses of $153 and $97 at March 31, 2025 and December 31, 2024, respectively	15,473	13,176
Prepaid expenses and other	22,321	24,883
Inventories	7,888	8,008
Total current assets	96,177	103,792
Property and equipment, net	740,848	750,894
Operating lease right-of-use assets, net	74,895	78,467
Goodwill	86,540	86,540
Intangible assets, net	52,717	53,387
Other assets	6,906	6,826
Total assets	$1,058,083	$1,079,906
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$5,321	$5,308
Current portion of operating leases	15,016	15,128
Accounts payable	18,538	21,692
Income tax payable	13,415	12,344
Accrued payroll and related	18,902	16,878
Accrued liabilities	29,838	29,637
Total current liabilities	101,030	100,987
Long-term debt, net and non-current finance leases	399,277	405,278
Non-current operating leases	74,690	78,328
Deferred income tax liabilities	20,915	20,915
Other long-term obligations	133	171
Total liabilities	596,045	605,679
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 26,435 and 26,511 common shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	264	265
Additional paid-in capital	481,368	481,810
Accumulated deficit	(19,594)	(7,848)
Total shareholders’ equity	462,038	474,227
Total liabilities and shareholders’ equity	$1,058,083	$1,079,906
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Gaming	$80,261	$86,949
Food and beverage	42,284	43,661
Rooms	27,169	29,400
Other	11,129	14,037
Total revenues	160,843	174,047
Expenses
Gaming	20,597	26,891
Food and beverage	33,943	34,176
Rooms	15,483	16,234
Other	3,014	4,080
Selling, general and administrative	54,138	59,987
Depreciation and amortization	22,469	22,120
(Gain) loss on disposal of assets	(27)	14
Gain on sale of business	—	(69,736)
Preopening expenses	157	139
Total expenses	149,774	93,905
Operating income	11,069	80,142
Non-operating expense
Interest expense, net	(7,499)	(10,686)
Total non-operating expense, net	(7,499)	(10,686)
Income before income tax provision	3,570	69,456
Income tax provision	(1,071)	(27,493)
Net income	$2,499	$41,963

Weighted-average common shares outstanding
Basic	26,512	28,724
Diluted	27,801	30,679
Net income per share
Basic	$0.09	$1.46
Diluted	$0.09	$1.37
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	28,669	$287	$475,970	$61,476	$537,733
Issuance of stock on options exercised and restricted stock units vested	280	3	—	—	3
Share-based compensation	—	—	3,041	—	3,041
Tax benefit from share-based compensation	—	—	(5,881)	—	(5,881)
Dividend payable	—	—	—	(7,237)	(7,237)
Net income	—	—	—	41,963	41,963
Balance, March 31, 2024	28,949	$290	$473,130	$96,202	$569,622

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	26,511	$265	$481,810	$(7,848)	$474,227
Issuance of stock on options exercised and restricted stock units vested	198	2	—	—	2
Repurchase of common stock	(274)	(3)	—	(7,614)	(7,617)
Share-based compensation	—	—	2,890	—	2,890
Tax benefit from share-based compensation	—	—	(3,332)	—	(3,332)
Dividend payable	—	—	—	(6,631)	(6,631)
Net income	—	—	—	2,499	2,499
Balance, March 31, 2025	26,435	$264	$481,368	$(19,594)	$462,038
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$2,499	$41,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,469	22,120
Non-cash lease benefit	(93)	(85)
Share-based compensation	2,890	3,041
Amortization of debt issuance costs and discounts on debt	392	937
(Gain) loss on disposal of assets	(27)	14
Gain on sale of business	—	(69,736)
Provision for credit losses	61	59
Deferred income taxes	—	(7,843)
Changes in operating assets and liabilities:
Accounts receivable	(2,357)	(251)
Prepaid expenses, inventories and other current assets	2,682	53
Other assets	(138)	(2,492)
Accounts payable and other accrued expenses	(755)	3,263
Income tax payable	1,071	35,198
Other liabilities	(128)	(446)
Net cash provided by operating activities	28,566	25,795
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(11,918)	(16,259)
Proceeds from disposal of property and equipment	27	—
Proceeds from sale of business, net of cash sold	—	204,858
Net cash (used in) provided by investing activities	(11,891)	188,599
Cash flows from financing activities
Repayments of term loan	(1,000)	(1,000)
Repayments of revolving credit facility	(5,000)	—
Repayments of notes payable	—	(440)
Principal payments under finance leases	(322)	(338)
Tax withholding on share-based payments	(3,332)	(5,881)
Cash dividends paid	(6,636)	—
Proceeds from issuance of common stock, net of costs	2	3
Repurchases of common stock	(7,617)	—
Net cash used in financing activities	(23,905)	(7,656)

Change in cash and cash equivalents	(7,230)	206,738
Balance, beginning of period	57,725	197,600
Balance, end of period	$50,495	$404,338

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow disclosures
Cash paid for interest	$7,025	$8,386
Non-cash investing and financing activities
Assets acquired under finance lease obligations	$—	$3,631
Payables incurred for capital expenditures	1,831	7,421
Cash dividends payable	6,631	—
Operating lease right-of-use assets obtained in exchange for lease obligations	47	3,098
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Condensed Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Overview
Golden Entertainment, Inc. and its wholly-owned subsidiaries own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. The Company’s portfolio comprises eight casino properties located in Nevada and 72 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area. Unless otherwise indicated, the term the “Company” refers to Golden Entertainment, Inc. together with its subsidiaries.
As of March 31, 2025, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns. Each reportable segment was comprised of the following properties and operations:

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
The Company completed the sale of its distributed gaming operations in Nevada on January 10, 2024 for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to the sale, the results of the Company’s distributed gaming operations in Nevada were presented in the Company’s Distributed Gaming reportable segment. Refer to the discussion in “Note 2 — Divestitures” and “Note 11 — Segment Information” for further information.
On April 22, 2024, the Company acquired the operations of Great American Pub (“GAP”), comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired GAP taverns have been included in the Company’s Nevada Taverns reportable segment from the date of acquisition.
Basis of Presentation
The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, refer to the audited consolidated financial statements of the Company for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. For the three months ended March 31, 2025, diluted net income per share excluded the weighted-average effect of 16,173 shares of common stock related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) due to such shares being anti-dilutive. No shares of common stock related to RSUs and PSUs were anti-dilutive for the three months ended March 31, 2024.
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
Note 2 — Divestitures
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” the Company completed the sale of its distributed gaming operations in Nevada on January 10, 2024. The results of the distributed gaming operations in Nevada had historically been presented in the Company’s Distributed Gaming reportable segment. The Company incurred $2.0 million in transaction costs related to the sale of its distributed gaming operations in Nevada for the three months ended March 31, 2024. The Company recorded these transaction costs in selling, general and administrative expenses as incurred.
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
The following information presents the revenues and pretax income generated by the Company’s distributed gaming operations in Nevada previously reported as held for sale and divested on January 10, 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Distributed Gaming - Nevada
Revenues	$—	$6,019
Pretax income	—	476
Note 3 — Property and Equipment, Net
Property and equipment, net, consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Land	$125,240	$125,240
Building and improvements	986,949	983,659
Furniture and equipment	219,272	216,995
Construction in process	12,347	6,165
Property and equipment	1,343,808	1,332,059
Accumulated depreciation	(602,960)	(581,165)
Property and equipment, net	$740,848	$750,894
Depreciation expense for property and equipment, including finance leases, was $21.8 million and $21.6 million for the three months ended March 31, 2025 and 2024, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company concluded that there was no impairment of the Company’s long-lived assets for the three months ended March 31, 2025 and 2024.
Note 4 — Goodwill and Intangible Assets, Net
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three months ended March 31, 2025 and 2024, respectively, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Goodwill
Balance, December 31, 2024	$22,105	$36,414	$28,021	$86,540
Balance, March 31, 2025	$22,105	$36,414	$28,021	$86,540

Intangible assets, net, consisted of the following:

	March 31, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
Total indefinite-lived intangible assets		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(42,128)	—	2,140
Non-compete agreements	2-5	7,147	(4,578)	—	2,569
Total amortizing intangible assets		51,415	(46,706)	—	4,709
Balance, March 31, 2025		$106,939	$(46,706)	$(7,516)	$52,717

	December 31, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
Total indefinite-lived intangible assets		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(41,905)	—	2,363
Non-compete agreements	2-5	7,147	(4,131)	—	3,016
Total amortizing intangible assets		51,415	(46,036)	—	5,379
Balance, December 31, 2024		$106,939	$(46,036)	$(7,516)	$53,387
Total amortization expense related to intangible assets was $0.7 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Gaming liabilities	$11,415	$11,963
Cash dividends payable	6,631	6,641
Accrued taxes, other than income taxes	5,797	5,212
Other accrued liabilities	3,296	3,502
Deposits	2,564	2,153
Interest	135	166
Total accrued liabilities	$29,838	$29,637

Note 6 — Long-Term Debt, Net and Finance Leases
Long-term debt, net and finance leases consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Term Loan B-1	$393,000	$394,000
Revolving credit facility	15,000	20,000
Finance lease liabilities	3,320	3,643
Total long-term debt and finance leases	411,320	417,643
Unamortized discount	(3,504)	(3,679)
Unamortized debt issuance costs	(3,218)	(3,378)
Total long-term debt and finance leases after debt issuance costs and discount	404,598	410,586
Current portion of long-term debt and finance leases	(5,321)	(5,308)
Long-term debt, net and finance leases	$399,277	$405,278
Senior Secured Credit Facility
The Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) is comprised of a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2025, the Company had $393 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility, no outstanding letters of credit and $15 million in outstanding borrowings under the Revolving Credit Facility, resulting in borrowing availability under the Revolving Credit Facility of $225 million as of March 31, 2025. Subsequent to the end of the first quarter of 2025, on April 14, 2025, the Company borrowed an additional $20 million under the Revolving Credit Facility. The maturity date of the Revolving Credit Facility and the Term Loan B-1 is May 26, 2028 and May 26, 2030, respectively.
On May 29, 2024, the Company modified the terms of the Credit Facility to reduce the interest rate margins applicable to borrowings under the Term Loan B-1. Under the amended Credit Facility, the Term Loan B-1 bears interest, at the Company’s option, at either (1) a base rate determined pursuant to customary market terms (subject to a floor of 1.50%), plus a margin of 1.25%, or (2) the Term SOFR rate for the applicable interest period (subject to a floor of 0.50%), plus a margin of 2.25%. The Company incurred $0.9 million in fees and recorded a loss on debt modification of less than $0.1 million for the debt issuance costs and discount related to the Term Loan B-1 as a result of this modification of the Credit Facility. The modification did not amend the terms of the Revolving Credit Facility.
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
The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 6.60% for the three months ended March 31, 2025.
The Term Loan B-1 is repayable in 27 quarterly installments of $1 million each, which commenced in September 2023, followed by a final installment of $373 million due at maturity.
The Company was in compliance with its financial and other covenants under the Credit Facility as of March 31, 2025.
Senior Unsecured Notes
On April 15, 2019, the Company issued $375.0 million in principal amount of 2026 Unsecured Notes in a private placement to institutional buyers at face value. The 2026 Unsecured Notes bore interest at 7.625%, payable semi-annually on April 15th and October 15th of each year. On April 15, 2024, the Company redeemed and repaid in full all of its 2026 Unsecured Notes.
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock pursuant to the $100 million share repurchase program authorized by the Company’s Board of Directors on July 27, 2023, which was subsequently increased by $100 million on November 5, 2024. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that the Company is required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. As of March 31, 2025, the Company had $91.8 million of remaining share repurchase availability under its share repurchase program.
The following table includes the Company’s share repurchase activity for the three months ended March 31, 2025. The Company did not repurchase any shares during the three months ended March 31, 2024.

Three Months Ended March 31,
2025
(In thousands, except per share data)
Shares repurchased (1)	274
Total cost, including brokerage fees	$7,617
Average repurchase price per share (2)	$27.79
(1)All repurchased shares were retired and constitute authorized but unissued shares. Shares repurchased to settle employee tax withholding related to the vesting of RSUs or exercise of options are not included in the table above.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
Dividends
Commencing on February 27, 2024, the Company’s Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of the Company’s common stock. The dividends declared by the Board of Directors under this program as of March 31, 2025 were as follows:

Declaration Date	Record Date	Payment Date	Amount per Share	Aggregate Amount (in thousands)
February 27, 2024	March 18, 2024	April 4, 2024	$0.25	$7,237
May 2, 2024	June 14, 2024	July 2, 2024	0.25	7,107
August 6, 2024	September 17, 2024	October 2, 2024	0.25	6,962
November 5, 2024	December 20, 2024	January 7, 2025	0.25	6,641
February 25, 2025	March 21, 2025	April 2, 2025	0.25	6,631
In addition, subsequent to the end of the first quarter of 2025, on May 6, 2025, the Company’s Board of Directors authorized its next recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on July 9, 2025 to shareholders of record as of June 25, 2025.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2025	1,490,354	$9.19
Granted	—	—
Exercised	(60,000)	6.20
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2025	1,430,354	$9.32
Exercisable at March 31, 2025	1,430,354	$9.32
There was no share-based compensation expense related to stock options for the three months ended March 31, 2025 and 2024. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of

March 31, 2025 and 2024.
Restricted Stock Units
The following table summarizes the Company’s activity related to RSUs and PSUs:

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	367,166	$37.67	159,481	(1)	$47.54
Granted	206,841	26.17	163,732	(2)	26.17
Vested	(185,589)	39.67	(91,896)	(3)	51.67
Cancelled	(1,089)	34.86	—		—
Outstanding at March 31, 2025	387,329	$30.55	231,317		$30.61
(1)    Includes PSUs granted in March 2022 (“2022 PSU Awards”) at 89.6% of the target (based on awards deemed “earned”) and PSUs granted in March 2023 (“2023 PSU Awards”) at 69.3% of the target (based on awards deemed “earned”). The PSUs granted in March 2024 were cancelled as of December 31, 2024 due to the Company not meeting its performance target for 2024.
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
(3)    Represents 77,287 shares of the 2022 PSU Awards that vested in March 2025 at 89.6% of the target and 14,609 shares of the 2023 PSU Awards that were accelerated and vested in March 2025 at 69.3% of the target in connection with the retirement of the Company’s Chief Development Officer.
The following table summarizes share-based compensation expense by award type:

	Three Months Ended March 31,
(In thousands)	2025	2024
Stock options	$—	$—
RSUs	2,108	1,839
PSUs	782	1,202
Total share-based compensation expense	$2,890	$3,041
As of March 31, 2025, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $10.8 million and $5.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 2.4 years for RSUs and PSUs, respectively. As of March 31, 2024, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $12.4 million and $7.9 million, respectively, which was expected to be recognized over a weighted-average period of 1.7 years and 2.2 years for RSUs and PSUs, respectively.
As of March 31, 2025, a total of 5,153,291 shares of the Company’s common stock remained available for grants of awards under the Company’s 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2025 of 1,060,440 shares.
Note 8 — Income Tax
The following table includes the Company’s effective income tax rate calculations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands, except for tax rate)	2025	2024
Income before income tax provision	$3,570	$69,456
Income tax provision	(1,071)	(27,493)
Effective tax rate	30.0%	39.6%

The Company’s income tax provision or benefit for interim periods is determined using an estimate of the Company’s annual effective income tax rate, adjusted for any discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the Company’s annual effective income tax rate and makes necessary cumulative adjustments to the total tax provision or benefit. The Company’s effective income tax rate for the three months ended March 31, 2025 of 30.0% differed from the federal income tax rate of 21.0% primarily due to nondeductible expenses.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	March 31, 2025
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$393,000	$391,526	Level 2
Revolving Credit Facility	15,000	14,775	Level 2
Finance lease liabilities	3,320	3,320	Level 3
Total debt	$411,320	$409,621

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$394,000	$393,508	Level 2
Revolving Credit Facility	20,000	19,700	Level 2
Finance lease liabilities	3,643	3,643	Level 3
Total debt	$417,643	$416,851
The estimated fair value of the Company’s Term Loan B-1 and outstanding borrowings under the Revolving Credit Facility is based on a relative value analysis performed as of March 31, 2025 and December 31, 2024. The finance lease liabilities are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $3.9 million for the three months ended March 31, 2024.
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
The Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages and are typically limited to 15 slot machines. Prior to the sale of the Company’s distributed gaming operations in Nevada, the Company owned and operated the slot machines located within each tavern. Following the sale, slot machines at the Company’s branded tavern locations are owned and operated by the independent third party that acquired the distributed gaming operations from the Company. Accordingly, the Company typically receives a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third party to place the slot machines in the taverns.
As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Divestitures” the Company completed the sale of its distributed gaming operations in Nevada on January 10, 2024 for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to the sale, the results of the Company’s distributed gaming operations in Nevada were presented in the Company’s Distributed Gaming reportable segment.
The Corporate and Other category includes certain unallocated corporate overhead costs not easily allocable to reportable segments as to do so would not be practical.
The Company presents Adjusted EBITDA in its segment disclosures because it is the primary metric used by the Company’s chief operating decision maker (“CODM”) in measuring both the Company’s past and future expectations of performance and it is the metric that the Company’s annual performance plan used to determine compensation of its executive officers and employees is tied to. Adjusted EBITDA represents each segment’s earnings before depreciation and amortization, non-cash lease benefit or expense, share-based compensation expense, gain or loss on disposal of assets and businesses, loss on debt extinguishment and modification, preopening and related expenses, impairment of assets, interest, income taxes, and other non-cash charges and non-recurring expenses that are deemed to be not indicative of the Company’s core operating results.
The function of the CODM is currently performed by the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors. The CODM assesses performance of each reportable segment and decides how to allocate resources based on the monthly review of the budget-to-actual and current period versus prior year comparable period Adjusted EBITDA results.
The Company’s revenues, significant expenses and Adjusted EBITDA by reportable segment and reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP are presented in the table below:

	Three Months Ended March 31, 2025
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$38,720	$27,621	$13,920	$80,261	$—	$80,261
Food and beverage	22,980	6,862	12,442	42,284	—	42,284
Rooms	24,883	2,286	—	27,169	—	27,169
Other (1)	7,638	2,062	1,108	10,808	321	11,129
Total revenues	94,221	38,831	27,470	160,522	321	160,843
Segment (expenses) income
Payroll and related	(38,242)	(9,611)	(7,134)	(54,987)	—	(54,987)
Operating expenses	(25,742)	(9,288)	(9,175)	(44,205)	—	(44,205)
Cost of sales	(5,741)	(2,214)	(3,758)	(11,713)	—	(11,713)
Other segment items (2) (3)	273	147	(55)	365	(12,722)	(12,357)
Adjusted EBITDA	$24,769	$17,865	$7,348	$49,982	$(12,401)	$37,581
Adjustments
Depreciation and amortization						(22,469)
Non-cash lease benefit						93
Share-based compensation						(3,062)
Gain on disposal of assets						27
Preopening and related expenses						(157)
System implementation costs (4)						(69)
Other, net						(875)
Interest expense, net						(7,499)
Income before income tax provision						3,570
Income tax provision						(1,071)
Net income						$2,499
(1)Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” in the Company’s Annual Report for the year ended December 31, 2024 previously filed with the SEC.
(2)Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease expense, share-based compensation, gain on disposal of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, share-based compensation, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, interest expense, preopening expenses, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(3)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, non-cash lease benefit, share-based compensation, gain on disposal of assets, interest expense, preopening expenses, system implementation costs and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.

	Three Months Ended March 31, 2024
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming (1)	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$40,289	$27,820	$12,859	$5,981	$86,949	$—	$86,949
Food and beverage	24,263	6,653	12,728	17	43,661	—	43,661
Rooms	26,949	2,451	—	—	29,400	—	29,400
Other (2)	9,511	2,067	2,220	21	13,819	218	14,037
Total revenues	101,012	38,991	27,807	6,019	173,829	218	174,047
Segment (expenses) income
Payroll and related	(39,522)	(9,664)	(6,672)	483	(55,375)	—	(55,375)
Operating expenses	(31,415)	(9,936)	(9,687)	(19)	(51,057)	—	(51,057)
Cost of sales	(5,624)	(2,145)	(3,839)	(5,999)	(17,607)	—	(17,607)
Other segment items (3) (4) (5)	2,440	290	(48)	—	2,682	(11,698)	(9,016)
Adjusted EBITDA	$26,891	$17,536	$7,561	$484	$52,472	$(11,480)	$40,992
Adjustments
Depreciation and amortization							(22,120)
Non-cash lease benefit							85
Share-based compensation							(3,269)
Loss on disposal of assets							(14)
Gain on sale of business							69,736
Preopening and related expenses							(139)
Other, net							(5,129)
Interest expense, net							(10,686)
Income before income tax provision							69,456
Income tax provision							(27,493)
Net income							$41,963
(1)Relates to the Company’s distributed gaming operations in Nevada sold on January 10, 2024.
(2)Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” in the Company’s Annual Report for the year ended December 31, 2024 previously filed with the SEC.
(3)Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease benefit, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, loss on disposal of assets, interest expense, preopening expenses, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4)Other segment items for the Distributed Gaming reportable segment divested in 2024 for the period of January 1, 2024 - January 10, 2024 included payroll and related, operating expenses, cost of sales and interest expense.
(5)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, share-based compensation, gain on sale of businesses, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.

Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Balance at March 31, 2025	$703,911	$155,458	$148,605	$1,007,974	$50,109	$1,058,083

Balance at December 31, 2024	$714,907	$158,864	$151,633	$1,025,404	$54,502	$1,079,906
Capital Expenditures
The Company’s capital expenditures by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts (1)	Nevada Locals Casinos (2)	Nevada Taverns (3)	Distributed Gaming	Total Reportable Segments	Corporate and Other (4)	Consolidated
For three months ended March 31, 2025	$8,964	$1,190	$1,342	$—	$11,496	$422	$11,918

For three months ended March 31, 2024	$9,814	$3,018	$1,568	$240	$14,640	$1,619	$16,259
(1)Capital expenditures in the Nevada Casino Resorts segment excluded non-cash purchases of property and equipment of $1.0 million and $5.6 million as of March 31, 2025 and 2024, respectively.
(2)Capital expenditures in the Nevada Locals Casinos segment excluded non-cash purchases of property and equipment of $0.4 million and $1.3 million as of March 31, 2025 and 2024, respectively.
(3)Capital expenditures in the Nevada Taverns segment excluded non-cash purchases of property and equipment of $0.3 million and $0.5 million as of March 31, 2025 and 2024, respectively.
(4)Capital expenditures for the Corporate and Other category excluded non-cash purchases of property and equipment of $0.1 million as of March 31, 2025.
Note 12 — Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s headquarters, which is owned by a company 33% beneficially owned by Blake L. Sartini, 3% beneficially owned by Stephen A. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana served as the Company’s Chief Development Officer until his retirement on March 20, 2025. Mr. Sartini II serves as the Company’s Chief Operating Officer. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million for each of the three months ended March 31, 2025 and 2024.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three months ended March 31, 2025 and 2024 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of March 31, 2025 and December 31, 2024.
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
The Company did not incur any costs under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the three months ended March 31, 2025 and 2024. The Company was owed $0.1 million under such agreements as of both March 31, 2025 and December 31, 2024.
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
Other than items discussed in “Note 6 — Long-Term Debt, Net and Finance Leases” and “Note 7 — Shareholders’ Equity and Stock Incentive Plans,” there were no additional subsequent events that occurred after March 31, 2025 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months ended March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “us” and “our” refer to Golden Entertainment, Inc. together with its subsidiaries.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) previously filed with the Securities and Exchange Commission (“SEC”).
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
Overview
We own and operate a diversified entertainment platform, consisting of a portfolio of gaming assets that focus on casino and branded tavern operations. Our portfolio comprises eight casino properties located in Nevada and 72 branded taverns targeting local patrons located primarily in the greater Las Vegas, Nevada metropolitan area.
We completed the sale of our distributed gaming operations in Nevada on January 10, 2024 for cash consideration of $213.5 million plus working capital and other adjustments and net of cash transferred at closing. Prior to the sale, the results of our distributed gaming operations in Nevada were presented in our Distributed Gaming reportable segment. Refer to “Note 2 — Divestitures” and “Note 11 — Segment Information” in Part I, Item 1: Financial Statements for further information.
On April 22, 2024, we acquired the operations of Great American Pub (“GAP”), comprised of two tavern locations in Nevada, for cash consideration of $7.3 million. The acquired GAP taverns have been included in our Nevada Taverns reportable segment from the date of acquisition.
Operations
As of March 31, 2025, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.

The following table sets forth certain information regarding our operations by reportable segment as of March 31, 2025:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	772	36	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,023	29	1,905
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	67,600	656	13	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	592	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	698	9	259
Gold Town Casino	Pahrump, NV	10,000	147	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	165	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	345	9	69
Nevada Taverns
72 branded tavern locations	Nevada	—	1,138	—	—
Totals		370,216	5,536	96	6,002
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
Laughlin casinos: We own and operate two casino resorts in Laughlin, Nevada, the Aquarius and the Edgewater, which are located approximately 90 miles from Las Vegas on the western bank of the Colorado River. In addition to hotel rooms, gaming, race and sportsbook facilities at each property, the Aquarius has seven restaurants and the Edgewater offers five restaurants. The Edgewater also offers a bingo facility and dedicated entertainment venues, including the Edge Pavilion and the Laughlin Event Center.
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
Arizona Charlie’s casinos: Our Arizona Charlie’s Boulder and Arizona Charlie’s Decatur casino properties primarily serve local Las Vegas gaming patrons, and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming, race and sportsbook facilities and bingo facilities, Arizona Charlie’s Boulder offers three restaurants and an RV park with 221 RV hook-up sites and Arizona Charlie’s Decatur offers four restaurants.

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
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Prior to the sale of our distributed gaming operations in Nevada, we owned and operated the slot machines located within each tavern. Following the sale, slot machines at our branded tavern locations are owned and operated by the independent third party that acquired the distributed gaming operations from us. Accordingly, Golden typically receives a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third party that acquired the distributed gaming operations to place the slot machines in our taverns. Our tavern brands include PT’s Gold, PT’s Pub, PT’s Ranch, PT’s Place, Sierra Gold, Sierra Junction, Sean Patrick’s, Lucky’s, Great American Pub and SG Bar. As of March 31, 2025, we owned and operated 72 branded taverns, which offered over 1,100 onsite slot machines.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues
Gaming	$80,261	$86,949
Food and beverage	42,284	43,661
Rooms	27,169	29,400
Other	11,129	14,037
Total revenues	160,843	174,047
Expenses
Gaming	20,597	26,891
Food and beverage	33,943	34,176
Rooms	15,483	16,234
Other	3,014	4,080
Selling, general and administrative	54,138	59,987
Depreciation and amortization	22,469	22,120
(Gain) loss on disposal of assets	(27)	14
Gain on sale of business	—	(69,736)
Preopening expenses	157	139
Total expenses	149,774	93,905
Operating income	11,069	80,142
Non-operating expense
Interest expense, net	(7,499)	(10,686)
Total non-operating expense, net	(7,499)	(10,686)
Income before income tax provision	3,570	69,456
Income tax provision	(1,071)	(27,493)
Net income	$2,499	$41,963

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues
The $13.2 million, or 8%, decrease in revenues for the three months ended March 31, 2025 compared to the prior year period resulted from decreases of $6.7 million, $1.4 million, $2.2 million and $2.9 million in gaming, food and beverage, rooms and other revenues, respectively. The decrease in gaming revenues was primarily attributable to the exclusion of the results of our distributed gaming operations in Nevada following the date of sale on January 10, 2024. The decrease in food and beverage revenues was primarily driven by a strategic decision to reduce the number of entertainment offerings at our Laughlin Event Center, which resulted in decreased visitation at our Laughlin properties during the current year period. We also experienced lower occupancy rates at our Nevada Casino Resorts during the three months ended March 31, 2025 compared to the prior year period, which resulted in lower food and beverage, rooms, and other revenues. In addition, the year-over-year decrease in other revenues reflected that certain of our taverns during the prior year period operated under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue. These taverns operated under a participation agreement with revenue recognized as gaming revenues for the three months ended March 31, 2025.
Operating Expenses
The $8.3 million, or 10%, decrease in operating expenses for the three months ended March 31, 2025 compared to the prior year period related to decreases of $6.3 million, $0.2 million, $0.7 million and $1.1 million in gaming, food and beverage, rooms and other operating expenses, respectively. The decrease in gaming operating expenses was primarily attributable to the exclusion of the results of our distributed gaming operations in Nevada following the date of sale on January 10, 2024. The decrease in food and beverage, rooms, and other operating expenses was primarily driven by a decrease in costs related to entertainment at our Laughlin Event Center and lower occupancy rates at The STRAT due to Las Vegas hosting the Super Bowl during the prior year period.
Selling, General and Administrative Expenses
The $5.8 million, or 10%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to a $2.0 million reduction in the transaction costs related to the sale our distributed gaming operations in Nevada during the prior year period. In addition, we made a strategic decision to decrease advertising expenses during the current year period.
SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $0.3 million, or 2%, for the three months ended March 31, 2025 compared to the prior year period was primarily related to the addition of GAP tavern locations and depreciation of new assets placed in service at our casino properties in 2024.
Loss (Gain) on Disposal of Assets
The gain on disposal of assets for the three months ended March 31, 2025 was primarily driven by disposal of certain assets in our Nevada Resort Casinos and Nevada Taverns segments. Loss on disposal of assets for the three months ended March 31, 2024 was primarily driven by the disposal of used equipment in our Nevada Taverns segment.
Gain on Sale of Business
The gain on sale of business of $69.7 million during the prior year period related to the sale of our distributed gaming operations in Nevada completed on January 10, 2024.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three months ended March 31, 2025 and 2024 were related to our new branded tavern openings within our Nevada Taverns segment and other ventures.

Non-Operating Expense, Net
The decrease in non-operating expense, net of $3.2 million, or 30%, for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to the decrease in interest expense, net of interest income as a result of the reduction in the amount of debt obligations outstanding.
Income Taxes
The effective income tax rate was 30.0% for the three months ended March 31, 2025, which differed from the federal income tax rate of 21% primarily due to nondeductible expenses.
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
We define “Adjusted EBITDA” as earnings before depreciation and amortization, non-cash lease benefit or expense, share-based compensation expense, gain or loss on disposal of assets and businesses, loss on debt extinguishment and modification, preopening and related expenses, impairment of assets, interest, income taxes, and other non-cash charges and non-recurring expenses that are deemed to be not indicative of our core operating results. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of reportable segment revenue.
The following table presents our revenues, Adjusted EBITDA and Adjusted EBITDA Margin by reportable segment and our Corporate and Other category reconciled to total revenue and total Adjusted EBITDA along with the reconciliation of total Adjusted EBITDA to our consolidated net income:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues
Nevada Casino Resorts	$94,221	$101,012
Nevada Locals Casinos	38,831	38,991
Nevada Taverns	27,470	27,807
Distributed Gaming	—	6,019
Total reportable segments	160,522	173,829
Corporate and Other	321	218
Total revenues	$160,843	$174,047

Adjusted EBITDA
Nevada Casino Resorts	$24,769	$26,891
Nevada Locals Casinos	17,865	17,536
Nevada Taverns	7,348	7,561
Distributed Gaming	—	484
Total reportable segments	49,982	52,472
Corporate and Other	(12,401)	(11,480)
Total Adjusted EBITDA	$37,581	$40,992

Adjusted EBITDA Margin by reportable segment
Nevada Casino Resorts	26%	27%
Nevada Locals Casinos	46%	45%
Nevada Taverns	27%	27%

Income before income tax provision	$3,570	$69,456
Income tax provision	(1,071)	(27,493)
Net income	2,499	41,963
Adjustments
Depreciation and amortization	22,469	22,120
Non-cash lease benefit	(93)	(85)
Share-based compensation	3,062	3,269
(Gain) loss on disposal of assets	(27)	14
Gain on sale of business	—	(69,736)
Preopening and related expenses	157	139
System implementation costs (1)	69	—
Other, net	875	5,129
Interest expense, net	7,499	10,686
Income tax provision	1,071	27,493
Adjusted EBITDA	$37,581	$40,992
(1)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.
Nevada Casino Resorts
Revenues decreased by $6.8 million, or 7%, and Adjusted EBITDA decreased by $2.1 million, or 8%, for the three months ended March 31, 2025 compared to the prior year period. The decrease in revenues was primarily due to decreases of $1.5 million, $1.3 million, $2.1 million and $1.9 million in gaming, food and beverage, rooms and other revenues, respectively. The decrease in revenues for the three months ended March 31, 2025 was primarily driven by lower visitation to our Nevada Casino Resorts in part related to the strategic decision to reduce the number of entertainment offerings at our Laughlin Event Center. The decrease in Adjusted EBITDA from the prior year period was primarily due to higher labor costs and lower visitation during the current year period.

Nevada Locals Casinos
Revenues decreased by $0.2 million, or 0.4%, while Adjusted EBITDA increased by $0.3 million, or 2%, for the three months ended March 31, 2025 compared to the prior year period. The decrease in revenues was primarily due to a decrease of $0.2 million in gaming and rooms revenues, each, offset by an increase of $0.2 million in food and beverage revenue. The decrease in gaming revenue for the three months ended March 31, 2025 was primarily attributable to lower slot and bingo revenues, reflecting lower visitation from our rated players at certain of our Nevada Locals Casinos, which also impacted our rooms revenues. The food and beverage revenue increased as a result of strategic value menu initiatives at certain of our properties within the segment. The increase in Adjusted EBITDA compared to the prior year period was primarily driven by the reduction in operating expenses during the three months ended March 31, 2025.
Nevada Taverns
Revenues decreased by $0.3 million, or 1%, and Adjusted EBITDA decreased by $0.2 million, or 3%, for the three months ended March 31, 2025 compared to the prior year period. The slight decrease in revenue was primarily due to $0.3 million and $1.1 million decreases in food and beverage and other revenues, respectively, offset by an increase of $1.1 million in gaming revenues. Our Nevada Taverns experienced slightly lower visitation during the current year period, which impacted our food and beverages revenues for the three months ended March 31, 2025. The year-over-year decrease in other revenues also reflected that certain of our taverns during the prior year period operated under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue. These taverns operated under a participation agreement with revenue recognized as gaming revenues for the three months ended March 31, 2025. The decrease in Adjusted EBITDA from the prior year period primarily related to higher labor costs and cost of goods in the current year period.
Distributed Gaming
This reportable segment was comprised of our distributed gaming operations in Nevada sold on January 10, 2024. Refer to “Note 1 — Nature of Business and Basis of Presentation” and “Note 2 — Divestitures” in Part I, Item 1: Financial Statements for further information. The decreases in revenues and Adjusted EBITDA compared to the prior year period reflected the exclusion of results from our distributed gaming operations in Nevada following its date of sale.
Adjusted EBITDA Margin
The Adjusted EBITDA margins of each of our reportable segments remained relatively consistent compared to the prior year period. The slightly lower Adjusted EBITDA margin in the Nevada Casino Resorts segment for the three months ended March 31, 2025 was primarily attributable to increases in labor costs and lower visitation compared to the prior year period. A slight improvement in the Adjusted EBITDA margin for the Nevada Casino Locals segment during the current period was driven by the reduction in operating expenses. The Adjusted EBITDA margin for the Nevada Taverns segment was consistent with the prior year period.
Liquidity and Capital Resources
As of March 31, 2025, we had $50.5 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of March 31, 2025, we had borrowing availability of $225 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt, Net and Finance Leases” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). Subsequent to the quarter ended March 31, 2025, on April 14, 2025, we borrowed an additional $20 million under our Revolving Credit Facility. Commencing in February 2024, our Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of our common stock, the first of which was paid on April 4, 2024. Refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for further discussion on dividends.
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
Cash Flows
Net cash provided by operating activities was $28.6 million and $25.8 million for the three months ended March 31, 2025 and

2024, respectively. The $2.8 million, or 11%, increase in operating cash flows for the three months ended March 31, 2025 compared to the prior year period was primarily related to the timing of working capital spending.
Net cash used in investing activities of $11.9 million for the three months ended March 31, 2025 was related to capital expenditures, primarily at our Nevada Casino Resorts properties. Net cash provided by investing activities of $188.6 million for the three months ended March 31, 2024 was primarily related to the cash receipts of $204.9 million from the sale of our distributed gaming operations in Nevada in January 2024, offset by $16.3 million in capital expenditures, primarily at The STRAT.
Net cash used in financing activities was $23.9 million and $7.7 million for the three months ended March 31, 2025 and 2024, respectively. The $16.2 million, or 210%, increase in net cash used in financing activities during the three months ended March 31, 2025 primarily related to $7.6 million in the aggregate amount paid for the repurchases of our common stock under our share repurchase program, $6.6 million in cash dividends paid, and $5.0 million repayment of borrowings under our Revolving Credit Facility during the current year period. The increase in net cash used in financing activities was partially offset by a $2.5 million reduction in the amount paid for tax withholdings upon the vesting of RSUs and PSUs during the three months ended March 31, 2025.
Long-Term Debt
Refer to “Note 6 — Long-Term Debt, Net and Finance Leases” in Part I, Item 1: Financial Statements for discussion of our debt instruments.
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
As of the date of the most recent quantitative impairment test performed as of October 1, 2024, the estimated fair value of an indefinite-lived trade name within the Nevada Casino Resorts reportable segment did not significantly exceed its carrying value. To the extent we become aware of new facts and circumstances impacting our operations, we will revise our cash flow projections accordingly, as the estimates of future cash flows are highly dependent upon critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows for each of our reporting units, the discount rate, future growth rates, and royalty rates used to calculate the present value of such cash flows. Future adverse changes in projections for future operating results or other key assumptions could lead to future indefinite-lived trade name impairments, which could be material.
A description of our critical accounting estimates can be found under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of March 31, 2025, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 6 — Long-Term Debt, Net and Finance Leases” in Part I, Item 1: Financial Statements).
As of March 31, 2025, we had $393 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility and $15 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 6.60% for the three months ended March 31, 2025. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to the effects of capitalized interest, by $2.0 million over a twelve-month period.
As of March 31, 2025, we had $50.5 million in cash and cash equivalents.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 10 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our share repurchase program authorized by our Board of Directors on July 27, 2023. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that we are required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice.
The following table presents our common stock repurchases for the three months ended March 31, 2025:

	Total Number of Shares Purchased (1)	Average Price per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
January 1-31, 2025	—	$—	—	$99.4
February 1-28, 2025	—	—	—	99.4
March 1-31, 2025	273,945	27.79	273,945	91.8
Total	273,945	$27.79	273,945	$91.8
(1) All repurchased shares were retired and constitute authorized but unissued shares. Shares repurchased to settle employee tax withholding related to the vesting of RSUs or exercise of options are not included in the table above.
(2) Average price paid per share includes broker commissions.
For further details, please refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements.
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

ITEM 6. EXHIBITS

Exhibits	Description

10.1#	First Amendment to the Second Amended and Restated Employment Agreement, dated as of February 24, 2025, by and between Golden Entertainment and Blake L. Sartini II

10.2#	Separation Agreement and General Release, dated March 17, 2025, by and between Golden Entertainment, Inc. and Thomas Haas

10.3#	Golden Entertainment, Inc. 2015 Incentive Award Plan (as Amended and Restated effective February 25, 2025)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: May 9, 2025	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ VIKTORYIA G. PULLIAM
Viktoryia G. Pulliam
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)