Form 10-Q
period 2025-06-30
GOLDEN ENTERTAINMENT, INC.
filed 2025-08-08
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2025, the registrant had 26,158,234 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$52,308	$57,725
Accounts receivable, net of allowance for credit losses of $81 and $97 at June 30, 2025 and December 31, 2024, respectively	13,586	13,176
Prepaid expenses and other	24,217	24,883
Inventories	7,839	8,008
Total current assets	97,950	103,792
Property and equipment, net	731,678	750,894
Operating lease right-of-use assets, net	71,241	78,467
Goodwill	86,540	86,540
Intangible assets, net	52,047	53,387
Other assets	6,414	6,826
Total assets	$1,045,870	$1,079,906
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$7,289	$5,308
Current portion of operating leases	14,776	15,128
Accounts payable	17,214	21,692
Income tax payable	—	12,344
Accrued payroll and related	18,309	16,878
Accrued liabilities	29,638	29,637
Total current liabilities	87,226	100,987
Long-term debt, net and non-current finance leases	423,272	405,278
Non-current operating leases	71,074	78,328
Deferred income tax liabilities	20,915	20,915
Other long-term obligations	88	171
Total liabilities	602,575	605,679
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 26,158 and 26,511 common shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	262	265
Additional paid-in capital	479,166	481,810
Accumulated deficit	(36,133)	(7,848)
Total shareholders’ equity	443,295	474,227
Total liabilities and shareholders’ equity	$1,045,870	$1,079,906
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Gaming	$78,730	$78,247	$158,991	$165,196
Food and beverage	41,068	43,113	83,352	86,774
Rooms	29,424	31,422	56,593	60,822
Other	14,398	14,552	25,527	28,589
Total revenues	163,620	167,334	324,463	341,381
Expenses
Gaming	20,465	20,764	41,062	47,655
Food and beverage	33,776	34,300	67,719	68,476
Rooms	15,946	16,452	31,429	32,686
Other	4,334	2,784	7,348	6,864
Selling, general and administrative	54,566	56,087	108,704	116,074
Depreciation and amortization	22,475	22,616	44,944	44,736
Loss on disposal of assets	79	—	52	14
Loss (gain) on sale of business	—	792	—	(68,944)
Preopening expenses	63	4	220	143
Total expenses	151,704	153,799	301,478	247,704
Operating income	11,916	13,535	22,985	93,677
Non-operating expense
Interest expense, net	(7,727)	(8,610)	(15,226)	(19,296)
Loss on debt extinguishment and modification	—	(4,446)	—	(4,446)
Total non-operating expense, net	(7,727)	(13,056)	(15,226)	(23,742)
Income before income tax benefit (provision)	4,189	479	7,759	69,935
Income tax benefit (provision)	443	144	(628)	(27,349)
Net income	$4,632	$623	$7,131	$42,586

Weighted-average common shares outstanding
Basic	26,283	28,798	26,397	28,761
Diluted	27,254	30,234	27,555	30,482
Net income per share
Basic	$0.18	$0.02	$0.27	$1.48
Diluted	$0.17	$0.02	$0.26	$1.40
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	28,669	$287	$475,970	$61,476	$537,733
Issuance of stock on options exercised and restricted stock units vested	280	3	—	—	3
Share-based compensation	—	—	3,041	—	3,041
Tax benefit from share-based compensation	—	—	(5,881)	—	(5,881)
Dividend payable	—	—	—	(7,237)	(7,237)
Net income	—	—	—	41,963	41,963
Balance, March 31, 2024	28,949	$290	$473,130	$96,202	$569,622
Issuance of stock on options exercised and restricted stock units vested	355	3	3,152	—	3,155
Repurchase of common stock	(989)	(10)	—	(29,520)	(29,530)
Share-based compensation	—	—	2,346	—	2,346
Tax benefit from share-based compensation	—	—	(61)	—	(61)
Dividend payable	—	—	—	(7,123)	(7,123)
Net income	—	—	—	623	623
Balance, June 30, 2024	28,315	$283	$478,567	$60,182	$539,032

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	26,511	$265	$481,810	$(7,848)	$474,227
Issuance of stock on options exercised and restricted stock units vested	198	2	—	—	2
Repurchase of common stock	(274)	(3)	—	(7,614)	(7,617)
Share-based compensation	—	—	2,890	—	2,890
Tax benefit from share-based compensation	—	—	(3,332)	—	(3,332)
Dividend payable	—	—	—	(6,631)	(6,631)
Net income	—	—	—	2,499	2,499
Balance, March 31, 2025	26,435	$264	$481,368	$(19,594)	$462,038
Issuance of stock on options exercised and restricted stock units vested	237	3	—	—	3
Repurchase of common stock	(514)	(5)	—	(14,631)	(14,636)
Share-based compensation	—	—	2,052	—	2,052
Tax benefit from share-based compensation	—	—	(4,254)	—	(4,254)
Dividend payable	—	—	—	(6,540)	(6,540)
Net income	—	—	—	4,632	4,632
Balance, June 30, 2025	26,158	$262	$479,166	$(36,133)	$443,295
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$7,131	$42,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,944	44,736
Non-cash lease benefit	(204)	(233)
Share-based compensation	4,942	5,387
Amortization of debt issuance costs and discounts on debt	782	1,422
Loss on disposal of assets	52	14
Gain on sale of business	—	(68,944)
Provision for credit losses	27	107
Deferred income taxes	—	(7,843)
Loss on debt extinguishment and modification	—	4,446
Changes in operating assets and liabilities:
Accounts receivable	(437)	544
Prepaid expenses, inventories and other current assets	836	3,202
Other assets	297	(1,985)
Accounts payable and other accrued expenses	215	(7,577)
Income tax payable, net	(12,344)	31,995
Other liabilities	(261)	(561)
Net cash provided by operating activities	45,980	47,296
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(25,342)	(33,848)
Proceeds from disposal of property and equipment	32	1
Proceeds from sale of business, net of cash sold	—	204,066
Acquisition of business, net of cash acquired	—	(7,250)
Net cash (used in) provided by investing activities	(25,310)	162,969
Cash flows from financing activities
Repayments of term loan	(2,000)	(2,000)
Proceeds from revolving credit facility	35,000	—
Repayments of revolving credit facility	(15,000)	—
Repayment of senior notes	—	(276,453)
Repayments of notes payable	(338)	(661)
Principal payments under finance leases	(648)	(557)
Payment for debt extinguishment and modification costs	—	(5)
Tax withholding on share-based payments	(7,586)	(5,942)
Cash dividends paid	(13,267)	(7,237)
Proceeds from issuance of common stock, net of costs	5	3,158
Repurchases of common stock	(22,253)	(29,530)
Net cash used in financing activities	(26,087)	(319,227)

Change in cash and cash equivalents	(5,417)	(108,962)
Balance, beginning of period	57,725	197,600
Balance, end of period	$52,308	$88,638

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow disclosures
Cash paid for interest	$14,213	$27,324
Cash paid for income taxes, net (1)	17,651	2,900
Non-cash investing and financing activities
Cash dividends payable	6,540	7,123
Payables incurred for capital expenditures	1,127	1,315
Notes payable incurred for capital expenditures	2,291	—
Operating lease right-of-use assets obtained in exchange for lease obligations	47	11,274
Assets acquired under finance lease obligations	—	3,631
Loss on debt extinguishment and modification	—	4,446
(1) Includes refunds received from income tax authorities.
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
As of June 30, 2025, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns. Each reportable segment was comprised of the following properties and operations:

Reportable Segments	Location
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower	Las Vegas, Nevada
Aquarius Casino Resort	Laughlin, Nevada
Edgewater Casino Resort	Laughlin, Nevada
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, Nevada
Arizona Charlie’s Decatur	Las Vegas, Nevada
Gold Town Casino	Pahrump, Nevada
Lakeside Casino & RV Park	Pahrump, Nevada
Pahrump Nugget Hotel Casino	Pahrump, Nevada
Nevada Taverns
72 branded tavern locations	Nevada
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
Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. Diluted net income per share excluded the weighted average effect of 183,237 and 16,913 shares of common stock for the three and six months ended June 30, 2025, respectively, and 441,814 shares of common stock for the three months ended June 30, 2024, related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) due to such shares being anti-dilutive. There were no anti-dilutive shares for the six months ended June 30, 2024.
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
Note 2 — Divestitures
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” the Company completed the sale of its distributed gaming operations in Nevada on January 10, 2024. The results of the distributed gaming operations in Nevada had historically been presented in the Company’s Distributed Gaming reportable segment. The Company incurred $2.3 million in transaction costs related to the sale of its distributed gaming operations in Nevada for the six months ended June 30, 2024. The Company recorded these transaction costs in selling, general and administrative expenses as incurred.
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
The following information presents the revenues and pretax income generated by the Company’s distributed gaming operations in Nevada previously reported as held for sale and divested on January 10, 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024
Distributed Gaming - Nevada
Revenues	$—	$6,019
Pretax income	—	476
Note 3 — Property and Equipment, Net
Property and equipment, net, consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Land	$125,240	$125,240
Building and improvements	987,469	983,659
Furniture and equipment	115,954	216,995
Construction in process	16,649	6,165
Property and equipment	1,245,312	1,332,059
Accumulated depreciation	(513,634)	(581,165)
Property and equipment, net	$731,678	$750,894
Depreciation expense for property and equipment, including finance leases, was $21.9 million and $43.6 million for the three and six months ended June 30, 2025, respectively, and $22.0 million and $43.7 million for the three and six months ended June 30, 2024, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company concluded that there was no impairment of the Company’s long-lived assets for the three and six months ended June 30, 2025 and 2024.
Note 4 — Goodwill and Intangible Assets, Net
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and six months ended June 30, 2025 and 2024, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Goodwill
Balance, December 31, 2024	$22,105	$36,414	$28,021	$86,540
Balance, June 30, 2025	$22,105	$36,414	$28,021	$86,540

Intangible assets, net, consisted of the following:

	June 30, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
Total indefinite-lived intangible assets		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(42,352)	—	1,916
Non-compete agreements	2-5	7,147	(5,024)	—	2,123
Total amortizing intangible assets		51,415	(47,376)	—	4,039
Balance, June 30, 2025		$106,939	$(47,376)	$(7,516)	$52,047

	December 31, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
Total indefinite-lived intangible assets		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(41,905)	—	2,363
Non-compete agreements	2-5	7,147	(4,131)	—	3,016
Total amortizing intangible assets		51,415	(46,036)	—	5,379
Balance, December 31, 2024		$106,939	$(46,036)	$(7,516)	$53,387
Total amortization expense related to intangible assets was $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2024, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Gaming liabilities	$11,961	$11,963
Cash dividends payable	6,540	6,641
Accrued taxes, other than income taxes	4,833	5,212
Deferred revenue	2,314	1,784
Other accrued liabilities	2,253	1,884
Deposits	1,737	2,153
Total accrued liabilities	$29,638	$29,637

Note 6 — Long-Term Debt, Net and Finance Leases
Long-term debt, net and finance leases consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Term Loan B-1	$392,000	$394,000
Revolving credit facility	40,000	20,000
Finance lease liabilities	2,995	3,643
Notes payable	1,954	—
Total long-term debt and finance leases	436,949	417,643
Unamortized discount	(3,330)	(3,679)
Unamortized debt issuance costs	(3,058)	(3,378)
Total long-term debt and finance leases after debt issuance costs and discount	430,561	410,586
Current portion of long-term debt and finance leases	(7,289)	(5,308)
Long-term debt, net and finance leases	$423,272	$405,278
Senior Secured Credit Facility
The Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) is comprised of a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of June 30, 2025, the Company had $392 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility, no outstanding letters of credit and $40 million in outstanding borrowings under the Revolving Credit Facility, resulting in borrowing availability under the Revolving Credit Facility of $200 million as of June 30, 2025. The maturity dates of the Revolving Credit Facility and the Term Loan B-1 are May 26, 2028 and May 26, 2030, respectively.
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
The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 6.60% for both the three and six months ended June 30, 2025.
The Term Loan B-1 is repayable in 27 quarterly installments of $1 million each, which commenced in September 2023, followed by a final installment of $373 million due at maturity.
The Company was in compliance with its financial and other covenants under the Credit Facility as of June 30, 2025.
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
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock pursuant to the $100 million share repurchase program authorized by the Company’s Board of Directors on July 27, 2023, which was subsequently increased by $100 million on November 5, 2024. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that the Company is required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. As of June 30, 2025, the Company had $77.2 million of remaining share repurchase availability under its share repurchase program.
The following table includes the Company’s share repurchase activity for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands, except per share data)
Shares repurchased (1)	514	989	788	989
Total cost, including brokerage fees	$14,636	$29,530	$22,253	$29,530
Average repurchase price per share (2)	$28.47	$29.85	$28.24	$29.85
(1)All repurchased shares were retired and constitute authorized but unissued shares. Shares repurchased to settle employee tax withholding related to the vesting of RSUs or exercise of options are not included in the table above.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers and includes broker commissions.
Dividends
Commencing on February 27, 2024, the Company’s Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of the Company’s common stock. The dividends declared by the Board of Directors under this program as of June 30, 2025 were as follows:

Declaration Date	Record Date	Payment Date	Amount per Share	Aggregate Amount (in thousands)
February 27, 2024	March 18, 2024	April 4, 2024	$0.25	$7,237
May 2, 2024	June 14, 2024	July 2, 2024	0.25	7,107
August 6, 2024	September 17, 2024	October 2, 2024	0.25	6,962
November 5, 2024	December 20, 2024	January 7, 2025	0.25	6,641
February 25, 2025	March 21, 2025	April 2, 2025	0.25	6,631
May 5, 2025	June 25, 2025	July 9, 2025	0.25	6,540
In addition, subsequent to the end of the second quarter of 2025, on August 5, 2025, the Company’s Board of Directors authorized its next recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on October 3, 2025 to shareholders of record as of September 25, 2025.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2025	1,490,354	$9.19
Granted	—	—
Exercised	(542,187)	5.88
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2025	948,167	$11.08
Exercisable at June 30, 2025	948,167	$11.08
There was no share-based compensation expense related to stock options for the three and six months ended June 30, 2025 and

2024. The Company did not have any unrecognized share-based compensation expense related to stock options as of June 30, 2025 and 2024.
Restricted Stock Units
The following table summarizes the Company’s activity related to RSUs and PSUs:

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	367,166	$37.67	159,481	(1)	$47.54
Granted	231,558	26.38	163,732	(2)	26.17
Vested	(190,964)	39.36	(91,896)	(3)	51.67
Issuance of dividend equivalent	1,883	—	1,491		—
Cancelled	(1,089)	34.86	—		—
Outstanding at June 30, 2025	408,554	$30.42	232,808		$30.61
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
The following table summarizes share-based compensation expense by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Stock options	$—	$—	$—	$—
RSUs	1,472	1,455	3,581	3,294
PSUs	580	891	1,361	2,093
Total share-based compensation expense	$2,052	$2,346	$4,942	$5,387
As of June 30, 2025, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $10.1 million and $4.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.3 years and 2.1 years for RSUs and PSUs, respectively. As of June 30, 2024, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $11.3 million and $6.8 million, respectively, which was expected to be recognized over a weighted-average period of 1.7 years and 1.9 years for RSUs and PSUs, respectively.
As of June 30, 2025, a total of 5,128,574 shares of the Company’s common stock remained available for grants of awards under the Company’s 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2025 of 1,060,440 shares.
Note 8 — Income Tax
The following table includes the Company’s effective income tax rate calculations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for tax rate)	2025	2024	2025	2024
Income before income tax benefit (provision)	$4,189	$479	$7,759	$69,935
Income tax benefit (provision)	443	144	(628)	(27,349)
Effective tax rate	(10.6)%	(30.1)%	8.1%	39.1%
The Company’s income tax provision or benefit for interim periods is determined using an estimate of the Company’s annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective income tax rate and makes necessary cumulative adjustments to the total tax provision or benefit. The Company’s effective income tax rates of (10.6)% and 8.1% for the three and six months ended June 30, 2025, respectively, differed from the federal income tax rate of 21.0% primarily due to the excess tax benefit on option exercises.
The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, sufficient positive evidence exists to result in a conclusion that it is more likely than not that the Company’s deferred tax assets will be realized. The Company concluded that as of June 30, 2025, a valuation allowance was not required.
Subsequent to fiscal quarter end, new U.S. tax legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent many of the sunsetting tax provisions of the Tax Cuts and Jobs Act enacted in 2017 that were set to expire at the end of 2025. The OBBBA also makes changes to certain U.S. corporate tax provisions, most of which are not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations or the Company’s financial position.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	June 30, 2025
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$392,000	$393,470	Level 2
Revolving Credit Facility	40,000	39,400	Level 2
Finance lease liabilities	2,995	2,995	Level 3
Notes payable	1,954	1,954	Level 3
Total debt	$436,949	$437,819

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$394,000	$393,508	Level 2
Revolving Credit Facility	20,000	19,700	Level 2
Finance lease liabilities	3,643	3,643	Level 3
Total debt	$417,643	$416,851
The estimated fair value of the Company’s Term Loan B-1 and outstanding borrowings under the Revolving Credit Facility was based on a relative value analysis performed as of June 30, 2025 and December 31, 2024. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value was estimated to be equal to the carrying value.
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $3.9 million for the six months ended June 30, 2024.
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
The Company’s revenues, significant expenses and Adjusted EBITDA by reportable segment and reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP are presented in the table below:

	Three Months Ended June 30, 2025
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$38,232	$27,297	$13,201	$78,730	$—	$78,730
Food and beverage	22,724	6,456	11,888	41,068	—	41,068
Rooms	26,909	2,515	—	29,424	—	29,424
Other (1)	10,331	2,643	1,166	14,140	258	14,398
Total revenues	98,196	38,911	26,255	163,362	258	163,620
Segment (expenses) income
Payroll and related	(38,353)	(9,440)	(7,250)	(55,043)	—	(55,043)
Operating expenses	(29,121)	(9,525)	(9,526)	(48,172)	—	(48,172)
Cost of sales	(5,642)	(2,104)	(3,623)	(11,369)	—	(11,369)
Other segment items (2) (3)	890	221	21	1,132	(11,728)	(10,596)
Adjusted EBITDA	$25,970	$18,063	$5,877	$49,910	$(11,470)	$38,440
Adjustments
Depreciation and amortization						(22,475)
Non-cash lease benefit						111
Share-based compensation						(2,214)
Loss on disposal of assets						(79)
Preopening and related expenses						(63)
System implementation costs (4)						(209)
Other, net						(1,595)
Interest expense, net						(7,727)
Income before income tax benefit						4,189
Income tax benefit						443
Net income						$4,632
(1)Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” in the Company’s Annual Report for the year ended December 31, 2024 previously filed with the SEC.
(2)Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease benefit, share-based compensation, loss on disposal of assets, preopening expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, loss on disposal of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, preopening expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
(3)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, share-based compensation, interest expense, system implementation costs and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.

	Six Months Ended June 30, 2025
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$76,952	$54,918	$27,121	$158,991	$—	$158,991
Food and beverage	45,704	13,318	24,330	83,352	—	83,352
Rooms	51,792	4,801	—	56,593	—	56,593
Other (1)	17,969	4,705	2,274	24,948	579	25,527
Total revenues	192,417	77,742	53,725	323,884	579	324,463
Segment (expenses) income
Payroll and related	(76,595)	(19,051)	(14,384)	(110,030)	—	(110,030)
Operating expenses	(54,863)	(18,813)	(18,701)	(92,377)	—	(92,377)
Cost of sales	(11,383)	(4,318)	(7,381)	(23,082)	—	(23,082)
Other segment items (2) (3)	1,163	368	(34)	1,497	(24,450)	(22,953)
Adjusted EBITDA	$50,739	$35,928	$13,225	$99,892	$(23,871)	$76,021
Adjustments
Depreciation and amortization						(44,944)
Non-cash lease benefit						204
Share-based compensation						(5,276)
Loss on disposal of assets						(52)
Preopening and related expenses						(220)
System implementation costs (4)						(278)
Other, net						(2,470)
Interest expense, net						(15,226)
Income before income tax provision						7,759
Income tax provision						(628)
Net income						$7,131
(1)Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” in the Company’s Annual Report for the year ended December 31, 2024 previously filed with the SEC.
(2)Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease benefit, share-based compensation, gain on disposal of assets, preopening expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, loss on disposal of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, preopening expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
(3)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, non-cash lease benefit, share-based compensation, gain on disposal of assets, preopening expenses, system implementation costs, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.

	Three Months Ended June 30, 2024
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$38,313	$26,211	$13,723	$78,247	$—	$78,247
Food and beverage	23,951	6,922	12,240	43,113	—	43,113
Rooms	28,878	2,544	—	31,422	—	31,422
Other (1)	9,951	2,189	2,189	14,329	223	14,552
Total revenues	101,093	37,866	28,152	167,111	223	167,334
Segment (expenses) income
Payroll and related	(39,264)	(9,432)	(6,991)	(55,687)	—	(55,687)
Operating expenses	(29,321)	(9,517)	(9,552)	(48,390)	—	(48,390)
Cost of sales	(5,424)	(2,224)	(3,656)	(11,304)	—	(11,304)
Other segment items (2) (3)	308	235	(162)	381	(11,142)	(10,761)
Adjusted EBITDA	$27,392	$16,928	$7,791	$52,111	$(10,919)	$41,192
Adjustments
Depreciation and amortization						(22,616)
Non-cash lease benefit						148
Share-based compensation						(2,450)
Loss on sale of business						(792)
Loss on debt extinguishment and modification						(4,446)
Preopening and related expenses						(4)
Other, net						(1,943)
Interest expense, net						(8,610)
Income before income tax benefit						479
Income tax benefit						144
Net income						$623
(1)Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” in the Company’s Annual Report for the year ended December 31, 2024 previously filed with the SEC.
(2)Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts and Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease benefit, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, preopening expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
(3)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, share-based compensation, loss on sale of business, loss on debt extinguishment and modification, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.

	Six Months Ended June 30, 2024
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming (1)	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$78,602	$54,031	$26,582	$5,981	$165,196	$—	$165,196
Food and beverage	48,214	13,575	24,968	17	86,774	—	86,774
Rooms	55,827	4,995	—	—	60,822	—	60,822
Other (2)	19,462	4,256	4,409	21	28,148	441	28,589
Total revenues	202,105	76,857	55,959	6,019	340,940	441	341,381
Segment (expenses) income
Payroll and related	(78,786)	(19,096)	(13,663)	—	(111,545)	—	(111,545)
Operating expenses	(60,736)	(19,453)	(19,239)	—	(99,428)	—	(99,428)
Cost of sales	(11,048)	(4,369)	(7,495)	—	(22,912)	—	(22,912)
Other segment items (3) (4) (5)	2,748	525	(210)	(5,535)	(2,472)	(22,840)	(25,312)
Adjusted EBITDA	$54,283	$34,464	$15,352	$484	$104,583	$(22,399)	$82,184
Adjustments
Depreciation and amortization							(44,736)
Non-cash lease benefit							233
Share-based compensation							(5,719)
Loss on disposal of assets							(14)
Gain on sale of business							68,944
Loss on debt extinguishment and modification							(4,446)
Preopening and related expenses							(143)
Other, net							(7,072)
Interest expense, net							(19,296)
Income before income tax provision							69,935
Income tax provision							(27,349)
Net income							$42,586
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
(3)Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease benefit, gain on disposal of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, loss on disposal of assets, preopening expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
(4)Other segment items for the Distributed Gaming reportable segment divested in 2024 for the period of January 1, 2024 - January 10, 2024 included payroll and related, operating expenses, cost of sales and interest expense.
(5)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, share-based compensation, gain on sale of business, loss on debt extinguishment and modification, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.

Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Balance at June 30, 2025	$690,527	$155,182	$144,986	$990,695	$55,175	$1,045,870

Balance at December 31, 2024	$714,907	$158,864	$151,633	$1,025,404	$54,502	$1,079,906
Capital Expenditures
The Company’s capital expenditures by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts (1)	Nevada Locals Casinos (2)	Nevada Taverns (3)	Distributed Gaming	Total Reportable Segments	Corporate and Other (4)	Consolidated
Six Months Ended June 30, 2025	$15,135	$4,442	$3,510	$—	$23,087	$2,255	$25,342

Six Months Ended June 30, 2024	$19,683	$7,293	$4,062	$240	$31,278	$3,170	$34,448
(1)Capital expenditures in the Nevada Casino Resorts segment excluded non-cash purchases of property and equipment of $0.1 million and $0.3 million as of June 30, 2025 and 2024, respectively.
(2)Capital expenditures in the Nevada Locals Casinos segment excluded non-cash purchases of property and equipment of $0.5 million and $0.7 million as of June 30, 2025 and 2024, respectively.
(3)Capital expenditures in the Nevada Taverns segment excluded non-cash purchases of property and equipment of $0.4 million and $0.3 million as of June 30, 2025 and 2024, respectively.
(4)Capital expenditures for the Corporate and Other category excluded non-cash purchases of property and equipment of $0.1 million as of June 30, 2025.
Note 12 — Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s headquarters, which is owned by a company 33% beneficially owned by Blake L. Sartini, 3% beneficially owned by Stephen A. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana served as the Company’s Chief Development Officer until his retirement on March 20, 2025. Mr. Sartini II serves as the Company’s Chief Operating Officer. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million and $0.2 million for each of the three and six months ended June 30, 2025 and 2024, respectively.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and six months ended June 30, 2025 and 2024 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of June 30, 2025 and December 31, 2024.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and various cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department reviews the cost-sharing arrangements and reimbursements on a regular basis. On August 6, 2024, the Audit Committee of the Board of Directors approved an amendment to the aircraft time-sharing, co-user and cost-sharing agreement in connection with Sartini Enterprises, Inc.’s purchase of the aircraft. The terms and conditions of the amendment are materially consistent with the original agreement. The Company did not incur any costs under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for the three and six months ended June 30, 2025 and 2024. The Company was owed $0.1 million under such agreements as of both June 30, 2025 and December 31, 2024.
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
Other than items discussed in “Note 7 — Shareholders’ Equity and Stock Incentive Plans” and “Note 8 — Income Tax,” there were no additional subsequent events that occurred after June 30, 2025 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the three months ended June 30, 2025.

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
Operations
As of June 30, 2025, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.

The following table sets forth certain information regarding our operations by reportable segment as of June 30, 2025:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	776	39	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,007	29	1,905
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	67,600	646	13	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	592	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	699	9	259
Gold Town Casino	Pahrump, NV	10,000	140	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	166	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	342	9	69
Nevada Taverns
72 branded tavern locations	Nevada	—	1,138	—	—
Totals		370,216	5,506	99	6,002
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
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Prior to the sale of our distributed gaming operations in Nevada, we owned and operated the slot machines located within each tavern. Following the sale, slot machines at our branded tavern locations are owned and operated by the independent third party that acquired the distributed gaming operations from us. Accordingly, Golden typically receives a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third party that acquired the distributed gaming operations to place the slot machines in our taverns. Our tavern brands include PT’s Gold, PT’s Pub, PT’s Ranch, PT’s Place, Sierra Gold, Sierra Junction, Sean Patrick’s, Lucky’s, Great American Pub and SG Bar. As of June 30, 2025, we owned and operated 72 branded taverns, which offered over 1,100 onsite slot machines.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues
Gaming	$78,730	$78,247	$158,991	$165,196
Food and beverage	41,068	43,113	83,352	86,774
Rooms	29,424	31,422	56,593	60,822
Other	14,398	14,552	25,527	28,589
Total revenues	163,620	167,334	324,463	341,381
Expenses
Gaming	20,465	20,764	41,062	47,655
Food and beverage	33,776	34,300	67,719	68,476
Rooms	15,946	16,452	31,429	32,686
Other	4,334	2,784	7,348	6,864
Selling, general and administrative	54,566	56,087	108,704	116,074
Depreciation and amortization	22,475	22,616	44,944	44,736
Loss on disposal of assets	79	—	52	14
Loss (gain) on sale of business	—	792	—	(68,944)
Preopening expenses	63	4	220	143
Total expenses	151,704	153,799	301,478	247,704
Operating income	11,916	13,535	22,985	93,677
Non-operating expense
Interest expense, net	(7,727)	(8,610)	(15,226)	(19,296)
Loss on debt extinguishment and modification	—	(4,446)	—	(4,446)
Total non-operating expense, net	(7,727)	(13,056)	(15,226)	(23,742)
Income before income tax benefit (provision)	4,189	479	7,759	69,935
Income tax benefit (provision)	443	144	(628)	(27,349)
Net income	$4,632	$623	$7,131	$42,586

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
Revenues
The $3.7 million, or 2%, decrease in revenues for the three months ended June 30, 2025 compared to the prior year period resulted from decreases of $2.0 million each in food and beverage and rooms revenues followed by $0.2 million decrease in other revenues, offset by $0.5 million increase in gaming revenues primarily driven by our Nevada Locals properties. Lower occupancy rates at our Nevada Casino Resorts during the three months ended June 30, 2025 compared to the prior year period resulted in lower food and beverage, rooms, and other revenues. In addition, the year-over-year decrease in other revenues reflected that certain of our taverns during the prior year period operated under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue. These taverns operated under a participation agreement with revenue recognized as gaming revenues in the prior year period.
The $16.9 million, or 5%, decrease in revenues for the six months ended June 30, 2025 compared to the prior year period resulted from decreases of $6.2 million, $3.4 million, $4.2 million and $3.1 million in gaming, food and beverage, rooms and other revenues, respectively. We experienced lower occupancy rates at Nevada Casino Resorts during the six months ended June 30, 2025 compared to the prior year period, which resulted in lower revenues. In addition, the decrease in gaming revenues for the six months ended June 30, 2025 compared to the prior year period was further impacted by the exclusion of the results of our distributed gaming operations in Nevada following the date of sale on January 10, 2024.
Operating Expenses
The $0.2 million, or 0.3%, increase in operating expenses for the three months ended June 30, 2025 compared to the prior year period related to the increase of $1.5 million in other operating expenses, offset by $0.3 million decrease in gaming expenses and $0.5 million decrease in both food and beverage expenses and rooms expenses. The increase in other operating expenses was primarily due to an increase in hosted events at the Laughlin Event Center and Edge Pavilion. The decreases in gaming, food and beverage, and rooms expenses was primarily driven by lower occupancy rates.
The $8.1 million, or 5%, decrease in operating expenses for the six months ended June 30, 2025 compared to the prior year period related to decreases of $6.6 million, $0.8 million, and $1.2 million in gaming, food and beverage, and rooms expenses, respectively, offset by $0.5 million increase in other operating expenses. The decrease in operating expenses was primarily driven by the year-over-year trends observed for the three months ended June 30, 2025 discussed above. In addition, the decrease in gaming operating expenses was also impacted by the exclusion of the results of our distributed gaming operations in Nevada following the sale on January 10, 2024.
Selling, General and Administrative Expenses
The $1.5 million, or 3%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2025 compared to the prior year period was primarily attributable to a decrease in costs related to utilities, legal and advertising fees. In addition, we incurred $0.3 million in the transaction costs related to the sale our distributed gaming operations in Nevada during the prior year period.
The $7.4 million, or 6%, decrease in SG&A expenses for the six months ended June 30, 2025 compared to the prior year period was primarily attributable to a decrease in costs related to utilities, legal and advertising fees. In addition, we incurred $2.3 million in the transaction costs related to the sale of our distributed gaming operations in Nevada during the prior year period.
SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended June 30, 2025 were comparable to the prior year period. The increase in depreciation and amortization expenses of $0.2 million, or 0.5%, for the six months ended June 30, 2025 compared to the prior year period was primarily related to the addition of GAP tavern locations and depreciation of new assets placed in service at our casino properties in 2024.
Loss on Disposal of Assets
The loss on disposal of assets for the three and six months ended June 30, 2025 was primarily driven by disposal of certain assets in our Nevada Resort Casinos and Nevada Locals Casinos segments. Loss on disposal of assets for the three and six months ended June 30, 2024 was primarily driven by the disposal of used equipment in our Nevada Taverns segment.

Gain on Sale of Business
The gain on sale of business of $68.9 million during the prior year period related to the sale of our distributed gaming operations in Nevada completed on January 10, 2024.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three and six months ended June 30, 2025 and 2024 were primarily related to our new branded tavern openings within our Nevada Taverns segment.
Non-Operating Expense, Net
The decrease in non-operating expense, net of $5.3 million, or 41%, and $8.5 million, or 36%, for the three and six months ended June 30, 2025, respectively, compared to the corresponding prior year periods was primarily attributable to the decrease in interest expense net of interest income as a result of the reduction in the amount of debt obligations outstanding and a $4.4 million decrease in loss on debt extinguishment and modification primarily due to the write-off of debt issuance costs and discounts as a result of the redemption of all of our 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) on April 15, 2024. We did not have any debt extinguishment or modification transactions for the three and six months ended June 30, 2025 and did not incur any costs associated with any such transactions during the current year period.
Income Taxes
The effective income tax rates were (10.6)% and 8.1% for the three and six months ended June 30, 2025, respectively, which differed from the federal income tax rate of 21% primarily due to the excess tax benefit on option exercises. The effective income tax rates were (30.1)% and 39.1% for the three and six months ended June 30, 2024, respectively. The effective income tax rate for the three months ended June 30, 2024 differed from the federal income tax rate of 21% primarily due to the excess tax benefit on option exercises, and the effective income tax rate for the six months ended June 30, 2024 differed from the federal income tax rate of 21% primarily due to the tax effect of the sale of our distributed gaming operations in Nevada.
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
The following table presents our revenues, Adjusted EBITDA and Adjusted EBITDA Margin by reportable segment and our Corporate and Other category reconciled to total revenue and total Adjusted EBITDA along with the reconciliation of total Adjusted EBITDA to our consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues
Nevada Casino Resorts	$98,196	$101,093	$192,417	$202,105
Nevada Locals Casinos	38,911	37,866	77,742	76,857
Nevada Taverns	26,255	28,152	53,725	55,959
Distributed Gaming	—	—	—	6,019
Total reportable segments	163,362	167,111	323,884	340,940
Corporate and Other	258	223	579	441
Total revenues	$163,620	$167,334	$324,463	$341,381

Adjusted EBITDA
Nevada Casino Resorts	$25,970	$27,392	$50,739	$54,283
Nevada Locals Casinos	18,063	16,928	35,928	34,464
Nevada Taverns	5,877	7,791	13,225	15,352
Distributed Gaming	—	—	—	484
Total reportable segments	49,910	52,111	99,892	104,583
Corporate and Other	(11,470)	(10,919)	(23,871)	(22,399)
Total Adjusted EBITDA	$38,440	$41,192	$76,021	$82,184

Adjusted EBITDA Margin by reportable segment
Nevada Casino Resorts	26%	27%	26%	27%
Nevada Locals Casinos	46%	45%	46%	45%
Nevada Taverns	22%	28%	25%	27%

Income before income tax benefit (provision)	$4,189	$479	$7,759	$69,935
Income tax benefit (provision)	443	144	(628)	(27,349)
Net income	4,632	623	7,131	42,586
Adjustments
Depreciation and amortization	22,475	22,616	44,944	44,736
Non-cash lease benefit	(111)	(148)	(204)	(233)
Share-based compensation	2,214	2,450	5,276	5,719
Loss on disposal of assets	79	—	52	14
Loss (gain) on sale of business	—	792	—	(68,944)
Loss on debt extinguishment and modification	—	4,446	—	4,446
Preopening and related expenses	63	4	220	143
System implementation costs (1)	209	—	278	—
Other, net	1,595	1,943	2,470	7,072
Interest expense, net	7,727	8,610	15,226	19,296
Income tax (benefit) provision	(443)	(144)	628	27,349
Adjusted EBITDA	$38,440	$41,192	$76,021	$82,184
(1)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.
Nevada Casino Resorts
Revenues decreased by $2.9 million, or 3%, and Adjusted EBITDA decreased by $1.4 million, or 5%, for the three months ended June 30, 2025 compared to the prior year period. The decrease in revenues was primarily due to decreases of $0.1 million, $1.2 million, and $2.0 million in gaming, food and beverage, rooms revenues, respectively, offset by $0.4 million increase in other revenues. The decrease in revenues for the three months ended June 30, 2025 was primarily driven by lower occupancy rates at our Nevada Casino Resorts. The decrease in Adjusted EBITDA from the prior year period was primarily due to higher labor costs and lower visitation during the current year period.
Revenues decreased by $9.7 million, or 5%, and Adjusted EBITDA decreased by $3.5 million, or 7%, for the six months ended June 30, 2025 compared to the prior year period. The decrease in revenues was driven by the decreases of $1.7 million, $2.5 million, $4.0 million, and $1.5 million in gaming, food and beverage, rooms, and other revenues, respectively, primarily driven by lower occupancy rates at our Nevada Casino Resorts. The decrease in Adjusted EBITDA from the prior year period was primarily due to higher labor costs and lower visitation during the current year period.
Nevada Locals Casinos
Revenues increased by $1.0 million, or 2.8%, while Adjusted EBITDA increased by $1.1 million, or 7%, for the three months ended June 30, 2025 compared to the prior year period. The increase in revenues was primarily due to increases of $1.1 million and $0.5 million in gaming and other revenues, respectively, offset by decreases of $0.5 million and $0.1 million in food and beverage and rooms revenue, respectively. The increase in gaming revenue for the three months ended June 30, 2025 was primarily attributable to higher slot and bingo revenues. The increase in other revenues was primarily attributable to increased tenant lease revenue during the current year period. The decrease in food and beverage and rooms revenue for the three months ended June 30, 2025 was attributable to the lower occupancy rates compared to the prior year period. The increase in Adjusted EBITDA compared to the prior year period was primarily driven by the reduction in operating expenses during the three months ended June 30, 2025.
Revenues increased by $0.9 million, or 1%, while Adjusted EBITDA increased by $1.5 million, or 4%, for the six months ended June 30, 2025 compared to the prior year period. The increase in revenues was primarily due to increases of $0.9 million and $0.5 million in gaming and other revenues, respectively, offset by decreases of $0.3 million and $0.2 million in food and beverage and rooms revenue, respectively, due to the trends observed for the three months ended June 30, 2025 discussed above. The increase in Adjusted EBITDA compared to the prior year period was primarily driven by the reduction in operating expenses during the six months ended June 30, 2025.
Nevada Taverns
Revenues decreased by $1.9 million, or 7%, and Adjusted EBITDA decreased by $1.9 million, or 25%, for the three months ended June 30, 2025 compared to the prior year period. The decrease in revenues was primarily due to $0.5 million, $0.4 million and $1.0 million decreases in gaming, food and beverage and other revenues, respectively. Our Nevada Taverns experienced lower visitation during the current year period, which impacted revenues for the three months ended June 30, 2025. The year-over-year decrease in other revenues also reflected that certain of our taverns during the prior year period operated under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue. These taverns operated under a participation agreement with revenue recognized as gaming revenues for the three months ended June 30, 2025. The decrease in Adjusted EBITDA from the prior year period primarily related to higher labor costs and cost of goods in the current year period.
Revenues decreased by $2.2 million, or 4%, and Adjusted EBITDA decreased by $2.1 million, or 14%, for the six months ended June 30, 2025 compared to the prior year period. The decrease in revenues was primarily due to $0.6 million and $2.1 million decreases in food and beverage and other revenues, respectively, offset by an increase of $0.5 million in gaming revenues. Our Nevada Taverns experienced slightly lower visitation during the current year period, which impacted our food and beverages revenues for the six months ended June 30, 2025. The year-over-year decrease in other revenues also reflected that certain of our taverns during the prior year period operated under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue. These taverns operated under a participation agreement with revenue recognized as gaming revenues for the six months ended June 30, 2025. The decrease in Adjusted EBITDA from the prior year period primarily related to higher labor costs and cost of goods in the current year period.
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
Adjusted EBITDA Margin
The Adjusted EBITDA margins for Nevada Casino Resorts and Nevada Locals Casinos reportable segments remained relatively consistent for the three and six months ended June 30, 2025 compared to the prior year periods. The lower Adjusted EBITDA margin in the Nevada Taverns segment for the three and six months ended June 30, 2025 was primarily attributable to increases in labor costs and lower visitation compared to the prior year period.
Liquidity and Capital Resources
As of June 30, 2025, we had $52.3 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of June 30, 2025, we had borrowing availability of $200 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt, Net and Finance Leases” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). Commencing in February 2024, our Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of our common stock, the first of which was paid on April 4, 2024. Refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for further discussion on dividends.
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
Cash Flows
Net cash provided by operating activities was $46.0 million and $47.3 million for the six months ended June 30, 2025 and 2024, respectively. The $1.3 million, or 3%, decrease in operating cash flows for the six months ended June 30, 2025 compared to the prior year period was primarily related to the timing of working capital spending.
Net cash used in investing activities of $25.3 million for the six months ended June 30, 2025 was related to capital expenditures, primarily at our Nevada Casino Resorts properties. Net cash provided by investing activities of $163.0 million for the six months ended June 30, 2024 was primarily related to the cash receipts of $204.1 million from the sale of our distributed gaming operations in Nevada in January 2024, offset by $33.8 million in capital expenditures, primarily at The STRAT and $7.3 million spent on the acquisition of GAP.
Net cash used in financing activities was $26.1 million and $319.2 million for the six months ended June 30, 2025 and 2024, respectively. The $293.1 million, or 92%, decrease in net cash used in financing activities during the six months ended June 30, 2025 primarily related to the $276.5 million payment to redeem and repay in full our 2026 Unsecured Notes in April 2024 and a decrease of $7.3 million in the aggregate amount paid for the repurchases of our common stock under our share repurchase program during the six months ended June 30, 2025 compared to the prior year period. In addition, we received $3.2 million in cash proceeds from option exercises during the six months ended June 30, 2024. The decrease in net cash used in financing activities was partially offset by the increase of $6.0 million for cash dividends paid and $1.6 million increase in the amount paid for tax withholdings upon the vesting of RSUs and PSUs during the six months ended June 30, 2025. We also received net proceeds from borrowings under our Revolving Credit Facility of $20 million for the six months ended June 30, 2025.
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
A description of our critical accounting estimates can be found under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2025.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of June 30, 2025, our variable rate long-term debt primarily comprised our indebtedness under our senior secured credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”) (refer to “Note 6 — Long-Term Debt, Net and Finance Leases” in Part I, Item 1: Financial Statements).
As of June 30, 2025, we had $392 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility and $40 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 6.60% for both the three and six months ended June 30, 2025. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to the effects of capitalized interest, by $2.2 million over a twelve-month period.
As of June 30, 2025, we had $52.3 million in cash and cash equivalents.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table presents our common stock repurchases for the three months ended June 30, 2025:

	Total Number of Shares Purchased (1)	Average Price per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
April 1-30, 2025	—	$—	—	$91.8
May 1-31, 2025	321,516	28.67	321,516	82.6
June 1-30, 2025	192,634	28.13	192,634	77.2
Total	514,150	$28.47	514,150	$77.2
(1) All repurchased shares were retired and constitute authorized but unissued shares. Shares repurchased to settle employee tax withholding related to the vesting of RSUs or exercise of options are not included in the table above.
(2) Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers and includes broker commissions.
For further details, please refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements.
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: August 8, 2025	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ VIKTORYIA G. PULLIAM
Viktoryia G. Pulliam
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)