Form 10-Q
period 2025-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2025-11-06
CIK 1071255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2025, the registrant had 26,173,985 shares of common stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$58,265	$57,725
Accounts receivable, net of allowance for credit losses of $165 and $97 at September 30, 2025 and December 31, 2024, respectively	13,668	13,176
Prepaid expenses and other	23,331	24,883
Inventories	7,565	8,008
Total current assets	102,829	103,792
Property and equipment, net	718,515	750,894
Operating lease right-of-use assets, net	70,467	78,467
Goodwill	86,540	86,540
Intangible assets, net	51,377	53,387
Other assets	6,315	6,826
Total assets	$1,036,043	$1,079,906
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$6,748	$5,308
Current portion of operating leases	15,023	15,128
Accounts payable	20,124	21,692
Income tax payable	34	12,344
Accrued payroll and related	22,233	16,878
Accrued liabilities	29,609	29,637
Total current liabilities	93,771	100,987
Long-term debt, net and non-current finance leases	417,274	405,278
Non-current operating leases	69,876	78,328
Deferred income tax liabilities	20,915	20,915
Other long-term obligations	54	171
Total liabilities	601,890	605,679
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 26,174 and 26,511 common shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	262	265
Additional paid-in capital	481,225	481,810
Accumulated deficit	(47,334)	(7,848)
Total shareholders’ equity	434,153	474,227
Total liabilities and shareholders’ equity	$1,036,043	$1,079,906
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Gaming	$77,078	$75,684	$236,069	$240,880
Food and beverage	39,623	41,849	122,975	128,623
Rooms	25,394	28,938	81,987	89,760
Other	12,723	14,762	38,250	43,351
Total revenues	154,818	161,233	479,281	502,614
Expenses
Gaming	20,454	20,141	61,516	67,796
Food and beverage	32,870	34,226	100,589	102,702
Rooms	15,034	16,202	46,463	48,888
Other	5,082	4,276	12,430	11,140
Selling, general and administrative	55,517	57,056	164,221	173,130
Depreciation and amortization	22,868	22,626	67,812	67,362
Loss (gain) on disposal of assets	1,901	(256)	1,953	(242)
Gain on sale of business	—	—	—	(68,944)
Preopening expenses	210	234	430	377
Total expenses	153,936	154,505	455,414	402,209
Operating income	882	6,728	23,867	100,405
Non-operating expense
Interest expense, net	(7,941)	(7,959)	(23,167)	(27,255)
Loss on debt extinguishment and modification	—	—	—	(4,446)
Total non-operating expense, net	(7,941)	(7,959)	(23,167)	(31,701)
(Loss) income before income tax benefit (provision)	(7,059)	(1,231)	700	68,704
Income tax benefit (provision)	2,401	6,398	1,773	(20,951)
Net (loss) income	$(4,658)	$5,167	$2,473	$47,753

Weighted-average common shares outstanding
Basic	26,166	28,153	26,319	28,557
Diluted	26,166	29,408	27,330	30,141
Net (loss) income per share
Basic	$(0.18)	$0.18	$0.09	$1.67
Diluted	$(0.18)	$0.18	$0.09	$1.58
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	28,669	$287	$475,970	$61,476	$537,733
Issuance of stock on options exercised and restricted stock units vested	280	3	—	—	3
Share-based compensation	—	—	3,041	—	3,041
Tax benefit from share-based compensation	—	—	(5,881)	—	(5,881)
Dividend payable	—	—	—	(7,237)	(7,237)
Net income	—	—	—	41,963	41,963
Balance, March 31, 2024	28,949	$290	$473,130	$96,202	$569,622
Issuance of stock on options exercised and restricted stock units vested	355	3	3,152	—	3,155
Repurchase of common stock	(989)	(10)	—	(29,520)	(29,530)
Share-based compensation	—	—	2,346	—	2,346
Tax benefit from share-based compensation	—	—	(61)	—	(61)
Dividend payable	—	—	—	(7,123)	(7,123)
Net income	—	—	—	623	623
Balance, June 30, 2024	28,315	$283	$478,567	$60,182	$539,032
Issuance of stock on options exercised and restricted stock units vested	63	1	—	—	1
Repurchase of common stock	(815)	(8)	—	(25,813)	(25,821)
Share-based compensation	—	—	2,924	—	2,924
Tax benefit from share-based compensation	—	—	(1,209)	—	(1,209)
Dividend payable	—	—	—	(6,962)	(6,962)
Net income	—	—	—	5,167	5,167
Balance, September 30, 2024	27,563	$276	$480,282	$32,574	$513,132

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	26,511	$265	$481,810	$(7,848)	$474,227
Issuance of stock on options exercised and restricted stock units vested	198	2	—	—	2
Repurchase of common stock	(274)	(3)	—	(7,614)	(7,617)
Share-based compensation	—	—	2,890	—	2,890
Tax benefit from share-based compensation	—	—	(3,332)	—	(3,332)
Dividend payable	—	—	—	(6,631)	(6,631)
Net income	—	—	—	2,499	2,499
Balance, March 31, 2025	26,435	$264	$481,368	$(19,594)	$462,038
Issuance of stock on options exercised and restricted stock units vested	237	3	—	—	3
Repurchase of common stock	(514)	(5)	—	(14,631)	(14,636)
Share-based compensation	—	—	2,052	—	2,052
Tax benefit from share-based compensation	—	—	(4,254)	—	(4,254)
Dividend payable	—	—	—	(6,540)	(6,540)
Net income	—	—	—	4,632	4,632
Balance, June 30, 2025	26,158	$262	$479,166	$(36,133)	$443,295
Issuance of stock on options exercised and restricted stock units vested	16	—	—	—	—
Share-based compensation	—	—	2,059	—	2,059
Dividend payable	—	—	—	(6,543)	(6,543)
Net loss	—	—	—	(4,658)	(4,658)
Balance, September 30, 2025	26,174	$262	$481,225	$(47,334)	$434,153
The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$2,473	$47,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,812	67,362
Non-cash lease benefit	(291)	(298)
Share-based compensation	7,001	8,311
Amortization of debt issuance costs and discounts on debt	1,172	1,816
Loss on disposal of assets	1,953	(242)
Gain on sale of business	—	(68,944)
Provision for credit losses	157	105
Deferred income taxes	—	55,771
Loss on debt extinguishment and modification	—	4,446
Changes in operating assets and liabilities:
Accounts receivable	(649)	3,864
Prepaid expenses, inventories and other current assets	1,995	4,425
Other assets	339	(1,527)
Accounts payable and other accrued expenses	3,575	(88,317)
Income tax payable, net	(12,310)	35,965
Other liabilities	(386)	(678)
Net cash provided by operating activities	72,841	69,812
Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(32,888)	(41,696)
Proceeds from disposal of property and equipment	107	1
Proceeds from sale of business, net of cash sold	—	204,066
Acquisition of business, net of cash acquired	—	(7,250)
Net cash (used in) provided by investing activities	(32,781)	155,121
Cash flows from financing activities
Repayments of term loan	(3,000)	(3,000)
Proceeds from revolving credit facility	35,000	—
Repayments of revolving credit facility	(20,000)	—
Repayment of senior notes	—	(276,453)
Repayments of notes payable	(902)	(661)
Principal payments under finance leases	(977)	(871)
Payment for debt extinguishment and modification costs	—	(6)
Tax withholding on share-based payments	(7,586)	(7,151)
Cash dividends paid	(19,807)	(14,360)
Proceeds from issuance of common stock, net of costs	5	3,159
Repurchases of common stock	(22,253)	(54,639)
Net cash used in financing activities	(39,520)	(353,982)

Change in cash and cash equivalents	540	(129,049)
Balance, beginning of period	57,725	197,600
Balance, end of period	$58,265	$68,551

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow disclosures
Cash paid for interest	$21,742	$35,361
Cash paid for income taxes, net (1)	17,651	8,900
Non-cash investing and financing activities
Cash dividends payable	6,543	6,968
Payables incurred for capital expenditures	4,568	2,250
Operating lease right-of-use assets obtained in exchange for lease obligations	3,010	11,619
Notes payable incurred for capital expenditures	2,291	—
Assets acquired under finance lease obligations	23	3,631
Loss on debt extinguishment and modification	—	4,446
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
As of September 30, 2025, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns. Each reportable segment was comprised of the following properties and operations:

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
Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. Accordingly, due to the Company’s net loss position for the three months ended September 30, 2025, diluted shares were not considered for such period. For the nine months ended September 30, 2025, diluted net income per share excluded the weighted average effect of 17,137 shares of common stock related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) due to such shares being anti-dilutive. Diluted net income per share for the three months ended September 30, 2024 excluded the weighted average effect of 110,137 shares of common stock related to RSUs and PSUs due to such shares being anti-dilutive, and there were no anti-dilutive shares for the nine months ended September 30, 2024.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350.40): Targeted Improvements to the Accounting for Internal-Use Software. The provisions of this ASU are intended to improve the current guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The standard is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those fiscal years with early adoption permitted. The Company does not expect the impact of the adoption of this ASU to be material to its financial statements or disclosures.
Management does not believe that any other recently issued accounting standards that are not yet effective are likely to have a material impact on the Company’s financial statements.
Note 2 — Divestitures
As discussed in “Note 1 — Nature of Business and Basis of Presentation,” the Company completed the sale of its distributed gaming operations in Nevada on January 10, 2024. The results of the distributed gaming operations in Nevada had historically been presented in the Company’s Distributed Gaming reportable segment. The Company incurred $2.3 million in transaction costs related to the sale of its distributed gaming operations in Nevada for the nine months ended September 30, 2024. The

Company recorded these transaction costs in selling, general and administrative expenses as incurred.
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
The following information presents the revenues and pretax income generated by the Company’s distributed gaming operations in Nevada previously reported as held for sale and divested on January 10, 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Distributed Gaming - Nevada
Revenues	$—	$6,019
Pretax income	—	476
Note 3 — Property and Equipment, Net
Property and equipment, net, consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Land	$125,240	$125,240
Building and improvements	974,834	983,659
Furniture and equipment	153,857	216,995
Construction in process	22,187	6,165
Property and equipment	1,276,118	1,332,059
Accumulated depreciation	(557,603)	(581,165)
Property and equipment, net	$718,515	$750,894
Depreciation expense for property and equipment, including finance leases, was $22.2 million and $65.8 million for the three and nine months ended September 30, 2025, respectively, and $22.0 million and $65.6 million for the three and nine months ended September 30, 2024, respectively.
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company concluded that there was no impairment of the Company’s long-lived assets for the three and nine months ended September 30, 2025 and 2024.
Note 4 — Goodwill and Intangible Assets, Net
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Finite-lived intangible assets are evaluated for potential impairment whenever there is an indicator that the carrying value of an asset group may not be recoverable. Based on the results of its interim impairment assessments conducted during the three and nine months ended September 30, 2025 and 2024, the Company concluded that there was no impairment of the Company’s goodwill and intangible assets.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Goodwill
Balance, December 31, 2024	$22,105	$36,414	$28,021	$86,540
Balance, September 30, 2025	$22,105	$36,414	$28,021	$86,540

Intangible assets, net, consisted of the following:

	September 30, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
Total indefinite-lived intangible assets		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(42,575)	—	1,693
Non-compete agreements	2-5	7,147	(5,471)	—	1,676
Total amortizing intangible assets		51,415	(48,046)	—	3,369
Balance, September 30, 2025		$106,939	$(48,046)	$(7,516)	$51,377

	December 31, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
Total indefinite-lived intangible assets		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(41,905)	—	2,363
Non-compete agreements	2-5	7,147	(4,131)	—	3,016
Total amortizing intangible assets		51,415	(46,036)	—	5,379
Balance, December 31, 2024		$106,939	$(46,036)	$(7,516)	$53,387
Total amortization expense related to intangible assets was $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2024, respectively.
Note 5 — Accrued Liabilities
Accrued liabilities consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Gaming liabilities	$11,714	$11,963
Cash dividend payable	6,543	6,641
Accrued taxes, other than income taxes	4,283	5,212
Deferred revenue	2,692	1,784
Other accrued liabilities	2,337	1,884
Deposits	2,040	2,153
Total accrued liabilities	$29,609	$29,637

Note 6 — Long-Term Debt, Net and Finance Leases
Long-term debt, net and finance leases consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Term Loan B-1	$391,000	$394,000
Revolving Credit Facility	35,000	20,000
Finance lease liabilities	2,689	3,643
Notes payable	1,389	—
Total long-term debt and finance leases	430,078	417,643
Unamortized discount	(3,157)	(3,679)
Unamortized debt issuance costs	(2,899)	(3,378)
Total long-term debt and finance leases after debt issuance costs and discount	424,022	410,586
Current portion of long-term debt and finance leases	(6,748)	(5,308)
Long-term debt, net and finance leases	$417,274	$405,278
Senior Secured Credit Facility
The Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) is comprised of a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of September 30, 2025, the Company had $391 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility, no outstanding letters of credit and $35 million in outstanding borrowings under the Revolving Credit Facility, resulting in borrowing availability under the Revolving Credit Facility of $205 million as of September 30, 2025. The maturity dates of the Revolving Credit Facility and the Term Loan B-1 are May 26, 2028 and May 26, 2030, respectively.
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
The weighted-average effective interest rates on the Company’s outstanding borrowings under the Credit Facility were 6.60% and 6.62% for the three and nine months ended September 30, 2025, respectively.
The Term Loan B-1 is repayable in 27 quarterly installments of $1 million each, which commenced in September 2023, followed by a final installment of $373 million due at maturity.
The Company was in compliance with its financial and other covenants under the Credit Facility as of September 30, 2025.
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
Note 7 — Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock pursuant to the $100 million share repurchase program authorized by the Company’s Board of Directors on July 27, 2023, which was subsequently increased by $100 million on November 5, 2024. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that the Company is required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. As of September 30, 2025, the Company had $77.2 million of remaining share repurchase availability under its share repurchase program.
The following table includes the Company’s share repurchase activity for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands, except per share data)
Shares repurchased (1)	—	815	788	1,804
Total cost, including brokerage fees	$—	$25,821	$22,253	$55,351
Average repurchase price per share (2)	$—	$31.65	$28.24	$30.67
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
Dividends
Commencing on February 27, 2024, the Company’s Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of the Company’s common stock. The dividends declared by the Board of Directors under this program as of September 30, 2025 were as follows:

Declaration Date	Record Date	Payment Date	Amount per Share	Aggregate Amount (in thousands)
February 27, 2024	March 18, 2024	April 4, 2024	$0.25	$7,237
May 2, 2024	June 14, 2024	July 2, 2024	0.25	7,107
August 6, 2024	September 17, 2024	October 2, 2024	0.25	6,962
November 5, 2024	December 20, 2024	January 7, 2025	0.25	6,641
February 25, 2025	March 21, 2025	April 2, 2025	0.25	6,631
May 5, 2025	June 25, 2025	July 9, 2025	0.25	6,540
August 5, 2025	September 25, 2025	October 3, 2025	0.25	6,543
In addition, subsequent to the end of the third quarter of 2025, on November 4, 2025, the Company’s Board of Directors authorized its next recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on January 6, 2026 to shareholders of record as of December 22, 2025.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options
	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2025	1,490,354	$9.19
Granted	—	—
Exercised	(562,187)	5.86
Cancelled	—	—
Expired	—	—
Outstanding at September 30, 2025	928,167	$11.21
Exercisable at September 30, 2025	928,167	$11.21
There was no share-based compensation expense related to stock options for the three and nine months ended September 30, 2025 and 2024. The Company did not have any unrecognized share-based compensation expense related to stock options as of September 30, 2025 and 2024.
Restricted Stock Units
The following table summarizes the Company’s activity related to RSUs and PSUs:

	RSUs		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares		Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	367,166	$37.67	159,481	(1)	$47.54
Granted	231,558	26.38	163,732	(2)	26.17
Vested	(190,964)	39.36	(91,896)	(3)	51.67
Issuance of dividend equivalent	6,153	—	4,583		—
Cancelled	(3,304)	31.16	—		—
Outstanding at September 30, 2025	410,609	$30.43	235,900		$30.61
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
The following table summarizes share-based compensation expense by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Stock options	$—	$—	$—	$—
RSUs	1,473	1,949	5,054	5,244
PSUs	586	975	1,947	3,067
Total share-based compensation expense	$2,059	$2,924	$7,001	$8,311
As of September 30, 2025, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $8.5 million and $3.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.1 years and 1.9 years for RSUs and PSUs, respectively. As of September 30, 2024, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $9.5 million and $5.8 million, respectively, which was expected to be recognized over a weighted-average period of 1.9 years and 1.7 years for RSUs and PSUs, respectively.
As of September 30, 2025, a total of 5,130,753 shares of the Company’s common stock remained available for grants of awards under the amended and restated Golden Entertainment, Inc. 2015 Incentive Award Plan, which includes the annual increase in the number of shares available for grant on January 1, 2025 of 1,060,440 shares.
Note 8 — Income Tax
The following table includes the Company’s effective income tax rate calculations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for tax rate)	2025	2024	2025	2024
(Loss) income before income tax benefit (provision)	$(7,059)	$(1,231)	$700	$68,704
Income tax benefit (provision)	2,401	6,398	1,773	(20,951)
Effective tax rate	34.0%	519.7%	(253.3)%	30.5%
The Company’s income tax provision or benefit for interim periods is determined using an estimate of the Company’s annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective income tax rate and makes necessary cumulative adjustments to the total tax provision or benefit. The Company’s effective income tax rates of 34.0% and (253.3)% for the three and nine months ended September 30, 2025, respectively, differed from the federal income tax rate of 21.0% primarily due to the pre-tax loss and excess tax benefit on option exercises.
The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, sufficient positive evidence exists to result in a conclusion that it is more likely than not that the Company’s deferred tax assets will be realized. The Company concluded that as of September 30, 2025, a valuation allowance was not required.
On July 4, 2025, new U.S. tax legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent many of the sunsetting tax provisions of the Tax Cuts and Jobs Act enacted in 2017 that were set to expire at the end of 2025. The OBBBA also makes changes to certain U.S. corporate tax provisions, most of which are not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations or the Company’s financial position.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	September 30, 2025
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$391,000	$391,489	Level 2
Revolving Credit Facility	35,000	34,300	Level 2
Finance lease liabilities	2,689	2,689	Level 3
Notes payable	1,389	1,389	Level 3
Total debt	$430,078	$429,867

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$394,000	$393,508	Level 2
Revolving Credit Facility	20,000	19,700	Level 2
Finance lease liabilities	3,643	3,643	Level 3
Total debt	$417,643	$416,851
The estimated fair value of the Company’s Term Loan B-1 and outstanding borrowings under the Revolving Credit Facility was based on a relative value analysis performed as of September 30, 2025 and December 31, 2024. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value was estimated to be equal to the carrying value.
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
The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $3.9 million for the nine months ended September 30, 2024.
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
The Company’s revenues, significant expenses and Adjusted EBITDA by reportable segment and reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP are presented in the table below:

	Three Months Ended September 30, 2025
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$38,221	$25,881	$12,976	$77,078	$—	$77,078
Food and beverage	21,843	6,149	11,631	39,623	—	39,623
Rooms	23,533	1,861	—	25,394	—	25,394
Other (1)	9,423	1,898	1,126	12,447	276	12,723
Total revenues	93,020	35,789	25,733	154,542	276	154,818
Segment (expenses) income
Payroll and related	(37,107)	(9,499)	(7,063)	(53,669)	—	(53,669)
Operating expenses	(29,649)	(9,481)	(9,735)	(48,865)	—	(48,865)
Cost of sales	(5,578)	(2,058)	(3,533)	(11,169)	—	(11,169)
Other segment items (2) (3)	777	188	(111)	854	(11,488)	(10,634)
Adjusted EBITDA	$21,463	$14,939	$5,291	$41,693	$(11,212)	$30,481
Adjustments
Depreciation and amortization						(22,868)
Non-cash lease benefit						86
Share-based compensation						(2,059)
Loss on disposal of assets						(1,901)
Preopening and related expenses						(210)
System implementation costs (4)						(208)
Other, net						(2,439)
Interest expense, net						(7,941)
Loss before income tax benefit						(7,059)
Income tax benefit						2,401
Net loss						$(4,658)
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
(3)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, share-based compensation, preopening expenses, interest expense, system implementation costs and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.

	Nine Months Ended September 30, 2025
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$115,173	$80,799	$40,097	$236,069	$—	$236,069
Food and beverage	67,547	19,467	35,961	122,975	—	122,975
Rooms	75,325	6,662	—	81,987	—	81,987
Other (1)	27,392	6,603	3,400	37,395	855	38,250
Total revenues	285,437	113,531	79,458	478,426	855	479,281
Segment (expenses) income
Payroll and related	(113,702)	(28,550)	(21,447)	(163,699)	—	(163,699)
Operating expenses	(84,512)	(28,294)	(28,436)	(141,242)	—	(141,242)
Cost of sales	(16,961)	(6,376)	(10,914)	(34,251)	—	(34,251)
Other segment items (2) (3)	1,940	555	(145)	2,350	(35,938)	(33,588)
Adjusted EBITDA	$72,202	$50,866	$18,516	$141,584	$(35,083)	$106,501
Adjustments
Depreciation and amortization						(67,812)
Non-cash lease benefit						291
Share-based compensation						(7,335)
Loss on disposal of assets						(1,953)
Preopening and related expenses						(430)
System implementation costs (4)						(486)
Other, net						(4,909)
Interest expense, net						(23,167)
Income before income tax benefit						700
Income tax benefit						1,773
Net income						$2,473
(1)Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” in the Company’s Annual Report for the year ended December 31, 2024 previously filed with the SEC.
(2)Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease expense, share-based compensation, preopening expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, share-based compensation, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, preopening expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
(3)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, non-cash lease benefit, share-based compensation, preopening expenses, system implementation costs, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.

	Three Months Ended September 30, 2024
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$38,619	$25,241	$11,824	$75,684	$—	$75,684
Food and beverage	23,242	6,376	12,231	41,849	—	41,849
Rooms	26,968	1,970	—	28,938	—	28,938
Other (1)	10,718	1,818	1,987	14,523	239	14,762
Total revenues	99,547	35,405	26,042	160,994	239	161,233
Segment (expenses) income
Payroll and related	(38,805)	(9,440)	(6,959)	(55,204)	—	(55,204)
Operating expenses	(31,570)	(9,966)	(9,972)	(51,508)	—	(51,508)
Cost of sales	(5,464)	(2,101)	(3,723)	(11,288)	—	(11,288)
Other segment items (2) (3)	906	376	(71)	1,211	(10,430)	(9,219)
Adjusted EBITDA	$24,614	$14,274	$5,317	$44,205	$(10,191)	$34,014
Adjustments
Depreciation and amortization						(22,626)
Non-cash lease benefit						65
Share-based compensation						(2,969)
Gain on disposal of assets						256
Preopening and related expenses						(234)
Other, net						(1,778)
Interest expense, net						(7,959)
Loss before income tax benefit						(1,231)
Income tax benefit						6,398
Net income						$5,167
(1)Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” in the Company’s Annual Report for the year ended December 31, 2024 previously filed with the SEC.
(2)Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease expense, interest expense, and other non-cash charges that are deemed to be not indicative of the segment’s core operating results.
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
(3)Other segment items for the Corporate and Other category included payroll and related, operating expenses, depreciation and amortization, non-cash lease expense, share-based compensation, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.

	Nine Months Ended September 30, 2024
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Distributed Gaming (1)	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$117,221	$79,272	$38,406	$5,981	$240,880	$—	$240,880
Food and beverage	71,456	19,951	37,199	17	128,623	—	128,623
Rooms	82,795	6,965	—	—	89,760	—	89,760
Other (2)	30,180	6,074	6,396	21	42,671	680	43,351
Total revenues	301,652	112,262	82,001	6,019	501,934	680	502,614
Segment (expenses) income
Payroll and related	(117,591)	(28,536)	(20,622)	—	(166,749)	—	(166,749)
Operating expenses	(92,306)	(29,419)	(29,211)	—	(150,936)	—	(150,936)
Cost of sales	(16,512)	(6,470)	(11,218)	—	(34,200)	—	(34,200)
Other segment items (3) (4) (5)	3,654	901	(281)	(5,535)	(1,261)	(33,270)	(34,531)
Adjusted EBITDA	$78,897	$48,738	$20,669	$484	$148,788	$(32,590)	$116,198
Adjustments
Depreciation and amortization							(67,362)
Non-cash lease benefit							298
Share-based compensation							(8,688)
Gain on disposal of assets							242
Gain on sale of business							68,944
Loss on debt extinguishment and modification							(4,446)
Preopening and related expenses							(377)
Other, net							(8,850)
Interest expense, net							(27,255)
Income before income tax provision							68,704
Income tax provision							(20,951)
Net income							$47,753
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

Assets
The Company’s assets by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Balance at September 30, 2025	$674,886	$156,017	$143,974	$974,877	$61,166	$1,036,043

Balance at December 31, 2024	$714,907	$158,864	$151,633	$1,025,404	$54,502	$1,079,906
Capital Expenditures
The Company’s capital expenditures by reportable segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts (1)	Nevada Locals Casinos (2)	Nevada Taverns (3)	Distributed Gaming	Total Reportable Segments	Corporate and Other (4)	Consolidated
Nine Months Ended September 30, 2025	$18,674	$6,396	$4,606	$—	$29,676	$3,212	$32,888

Nine Months Ended September 30, 2024	$24,515	$8,796	$4,297	$240	$37,848	$3,848	$41,696
(1)Capital expenditures in the Nevada Casino Resorts segment excluded non-cash purchases of property and equipment of $1.7 million and $0.7 million as of September 30, 2025 and 2024, respectively.
(2)Capital expenditures in the Nevada Locals Casinos segment excluded non-cash purchases of property and equipment of $1.9 million and $0.8 million as of September 30, 2025 and 2024, respectively.
(3)Capital expenditures in the Nevada Taverns segment excluded non-cash purchases of property and equipment of $0.3 million and $0.4 million as of September 30, 2025 and 2024, respectively.
(4)Capital expenditures for the Corporate and Other category excluded non-cash purchases of property and equipment of $0.7 million and $0.4 million as of September 30, 2025 and 2024, respectively.
Note 12 — Related Party Transactions
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s headquarters, which is owned by a company 33% beneficially owned by Blake L. Sartini, 3% beneficially owned by Stephen A. Arcana, and 1.67% beneficially owned by each of Mr. Sartini’s three children (including Blake L. Sartini II). Mr. Sartini serves as the Chairman of the Board and Chief Executive Officer of the Company and is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Arcana served as the Company’s Chief Development Officer until his retirement on March 20, 2025. Mr. Sartini II serves as the Company’s Chief Operating Officer. The lease commenced in August 2020 and expires on December 31, 2030. The rent expense for the space was $0.1 million and $0.2 million for each of the three and nine months ended September 30, 2025 and 2024, respectively.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income for each of the three and nine months ended September 30, 2025 and 2024 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of September 30, 2025 and December 31, 2024.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and various cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department reviews the cost-sharing arrangements and reimbursements on a regular basis. On August 6, 2024, the Audit Committee of the Board of Directors approved an amendment to the aircraft time-sharing, co-user and cost-sharing agreement in connection with Sartini Enterprises, Inc.’s purchase of the aircraft. The terms and conditions of the amendment are materially consistent with the original agreement. The Company incurred less than $0.1 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. for each of the three and nine months ended September 30, 2025 and 2024. The Company was owed $0.1 million under such agreements as of September 30, 2025 and December 31, 2024.
Note 13 — Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
As discussed in “Note 7 — Shareholders’ Equity and Stock Incentive Plans,” on November 4, 2025, the Company’s Board of Directors authorized its next recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on January 6, 2026 to shareholders of record as of December 22, 2025.
In addition, on November 6, 2025, the Company filed Form 8-K announcing that on November 6, 2025, the Company entered into a definitive agreement to sell its operating assets to Blake L. Sartini and affiliates and seven of its casino real estate assets to VICI Properties Inc. (“VICI”). The Company’s stockholders will receive total consideration of a fixed exchange ratio of 0.902 shares of VICI common stock for the sale of seven casino real estate assets and a cash distribution with proceeds from Blake L. Sartini and affiliates of $2.75 for each share of the Company’s stock held at the closing of the transaction.
There were no additional subsequent events that occurred after September 30, 2025 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of and for the three and nine months ended September 30, 2025.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans; anticipated future growth and trends in our business or key markets and business outlook; return of capital to shareholders (including through the payment of recurring quarterly cash dividends or repurchase of shares of our common stock); projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: changes in national, regional and local economic and market conditions, including a continued shutdown of the U.S. government; legislative and regulatory matters; increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; reliance on key personnel; our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions; the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in our Annual Report or appearing elsewhere in this report and in our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Operations
As of September 30, 2025, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.

The following table sets forth certain information regarding our operations by reportable segment as of September 30, 2025:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	790	31	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,018	29	1,905
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	69,042	670	—	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	583	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	699	9	259
Gold Town Casino	Pahrump, NV	10,000	140	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	203	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	343	9	69
Nevada Taverns
72 branded tavern locations	Nevada	—	1,138	—	—
Totals		371,658	5,584	78	6,002
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
Arizona Charlie’s casinos: Our Arizona Charlie’s Boulder and Arizona Charlie’s Decatur casino properties primarily serve local Las Vegas gaming patrons and provide an alternative experience to the Las Vegas Strip. In addition to hotel rooms, gaming, race and sportsbook, and bingo facilities, Arizona Charlie’s Boulder offers three restaurants and an RV park with 221 RV hook-up sites and Arizona Charlie’s Decatur offers four restaurants and Keno.

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
Nevada Taverns
Our Nevada Taverns segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Prior to the sale of our distributed gaming operations in Nevada, we owned and operated the slot machines located within each tavern. Following the sale, slot machines at our branded tavern locations are owned and operated by the independent third party that acquired the distributed gaming operations from us. Accordingly, we typically receive a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third party that acquired the distributed gaming operations to place the slot machines in our taverns. Our tavern brands include PT’s Gold, PT’s Pub, PT’s Ranch, PT’s Place, Sierra Gold, Sierra Junction, Sean Patrick’s, Lucky’s, Great American Pub and SG Bar. As of September 30, 2025, we owned and operated 72 branded taverns, which offered over 1,100 onsite slot machines.
Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues
Gaming	$77,078	$75,684	$236,069	$240,880
Food and beverage	39,623	41,849	122,975	128,623
Rooms	25,394	28,938	81,987	89,760
Other	12,723	14,762	38,250	43,351
Total revenues	154,818	161,233	479,281	502,614
Expenses
Gaming	20,454	20,141	61,516	67,796
Food and beverage	32,870	34,226	100,589	102,702
Rooms	15,034	16,202	46,463	48,888
Other	5,082	4,276	12,430	11,140
Selling, general and administrative	55,517	57,056	164,221	173,130
Depreciation and amortization	22,868	22,626	67,812	67,362
Loss (gain) on disposal of assets	1,901	(256)	1,953	(242)
Gain on sale of business	—	—	—	(68,944)
Preopening expenses	210	234	430	377
Total expenses	153,936	154,505	455,414	402,209
Operating income	882	6,728	23,867	100,405
Non-operating expense
Interest expense, net	(7,941)	(7,959)	(23,167)	(27,255)
Loss on debt extinguishment and modification	—	—	—	(4,446)
Total non-operating expense, net	(7,941)	(7,959)	(23,167)	(31,701)
(Loss) income before income tax benefit (provision)	(7,059)	(1,231)	700	68,704
Income tax benefit (provision)	2,401	6,398	1,773	(20,951)
Net (loss) income	$(4,658)	$5,167	$2,473	$47,753

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
Revenues
The $6.4 million, or 4%, decrease in revenues for the three months ended September 30, 2025 compared to the prior year period resulted from decreases of $2.2 million $3.5 million, and $2.1 million in food and beverage, rooms, and other revenues, respectively, offset by $1.4 million increase in gaming revenues primarily driven by our Nevada Taverns segment. Lower hotel occupancy rates at our casino properties during the three months ended September 30, 2025 compared to the prior year period resulted in lower food and beverage, rooms, and other revenues, as well as the impact of lower visitation rates at The STRAT tower. In addition, the year-over-year decrease in other revenues was attributable to certain of our taverns operating under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue during the prior year period. These taverns operated under a participation agreement with revenue recognized as gaming revenues in the current year period.
The $23.3 million, or 5%, decrease in revenues for the nine months ended September 30, 2025 compared to the prior year period resulted from decreases of $4.8 million, $5.6 million, $7.8 million, and $5.1 million in gaming, food and beverage, rooms, and other revenues, respectively. We experienced lower hotel occupancy rates at our casino properties during the nine months ended September 30, 2025 compared to the prior year period, which resulted in lower revenues. In addition, the decrease in gaming revenues for the nine months ended September 30, 2025 compared to the prior year period was further impacted by the exclusion of the results of our distributed gaming operations in Nevada following the date of sale on January 10, 2024.
Operating Expenses
The $1.4 million, or 1.9%, decrease in operating expenses for the three months ended September 30, 2025 compared to the prior year period resulted primarily from decreases of $1.3 million and $1.2 million in food and beverage and rooms operating expenses, respectively, offset by $0.3 million and $0.8 million increases in gaming and other operating expenses, respectively. The increase in other operating expenses was primarily due to an increase in hosted events at the Edge Pavilion at the Edgewater. The decreases in food and beverage and rooms operating expenses were primarily driven by lower hotel occupancy rates at our casino properties during the current year period. The decrease in hotel occupancy also resulted in a decrease in maintenance labor costs.
The $9.5 million, or 4%, decrease in operating expenses for the nine months ended September 30, 2025 compared to the prior year period resulted primarily from decreases of $6.3 million, $2.1 million, and $2.4 million in gaming, food and beverage, and rooms operating expenses, respectively, offset by $1.3 million increase in other operating expenses. The changes in the operating expenses were primarily attributable to the year-over-year trends observed for the three months ended September 30, 2025 discussed above. In addition, the decrease in gaming operating expenses was also impacted by the exclusion of the results of our distributed gaming operations in Nevada following the sale on January 10, 2024.
Selling, General and Administrative Expenses
The $1.5 million, or 3%, decrease in selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2025 compared to the prior year period was primarily attributable to a decrease in costs related to utilities, legal and advertising fees.
The $8.9 million, or 5%, decrease in SG&A expenses for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to the trends observed during the three months ended September 30, 2025 discussed above. In addition, we incurred $2.3 million in the transaction costs related to the sale of our distributed gaming operations in Nevada during the prior year period.
SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
Depreciation and amortization expenses for the three and nine months ended September 30, 2025 were comparable to the prior year period.
Loss/Gain on Disposal of Assets
The loss on disposal of assets for the three and nine months ended September 30, 2025 was primarily driven by disposal of certain assets in our Nevada Casino Resorts reporting segment. Gain on disposal of assets for the three and nine months ended September 30, 2024 was primarily driven by the disposal of used equipment in our Nevada Locals Casinos reporting segment.

Gain on Sale of Business
The gain on sale of business of $68.9 million during the prior year period related to the sale of our distributed gaming operations in Nevada completed on January 10, 2024.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded tavern and casino locations as well as food and beverage and other venues within our casino locations. Preopening expenses for the three and nine months ended September 30, 2025 and 2024 were primarily related to our planned new branded tavern openings within our Nevada Taverns segment.
Non-Operating Expense, Net
The non-operating expense, net for the three months ended September 30, 2025 was comparable to the prior year period. The $8.5 million, or 27%, decrease in the non-operating expense, net for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to the $4.1 million decrease in interest expense net of interest income as a result of the reduction in the amount of debt obligations outstanding, as well as $4.4 million decrease in loss on debt extinguishment and modification primarily due to the write-off of debt issuance costs and discounts as a result of the redemption of all of our 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) on April 15, 2024. We did not have any debt extinguishment or modification transactions for the three and nine months ended September 30, 2025 and did not incur any costs associated with any such transactions during the current year period.
Income Taxes
The effective income tax rates were 34.0% and (253.3)% for the three and nine months ended September 30, 2025, respectively, which differed from the federal income tax rate of 21% primarily due to the pre-tax loss and excess tax benefit on option exercises. The effective income tax rates were 519.7% and 30.5% for the three and nine months ended September 30, 2024, respectively. The effective income tax rate for the three months ended September 30, 2024 differed from the federal income tax rate of 21% primarily due to the benefit recorded from the reduction of our uncertain tax positions (“UTP”) payable during the prior year period. The effective income tax rate for the nine months ended September 30, 2024 differed from the federal income tax rate of 21% primarily due to the tax effect of the sale of our distributed gaming operations in Nevada and the benefit recorded from the reduction of our UTP.
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
The following table presents our revenues, Adjusted EBITDA and Adjusted EBITDA Margin by reportable segment and our Corporate and Other category reconciled to total revenue and total Adjusted EBITDA along with the reconciliation of total Adjusted EBITDA to our consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues
Nevada Casino Resorts	$93,020	$99,547	$285,437	$301,652
Nevada Locals Casinos	35,789	35,405	113,531	112,262
Nevada Taverns	25,733	26,042	79,458	82,001
Distributed Gaming	—	—	—	6,019
Total reportable segments	154,542	160,994	478,426	501,934
Corporate and Other	276	239	855	680
Total revenues	$154,818	$161,233	$479,281	$502,614

Adjusted EBITDA
Nevada Casino Resorts	$21,463	$24,614	$72,202	$78,897
Nevada Locals Casinos	14,939	14,274	50,866	48,738
Nevada Taverns	5,291	5,317	18,516	20,669
Distributed Gaming	—	—	—	484
Total reportable segments	41,693	44,205	141,584	148,788
Corporate and Other	(11,212)	(10,191)	(35,083)	(32,590)
Total Adjusted EBITDA	$30,481	$34,014	$106,501	$116,198

Adjusted EBITDA Margin by reportable segment
Nevada Casino Resorts	23%	25%	25%	26%
Nevada Locals Casinos	42%	40%	45%	43%
Nevada Taverns	21%	20%	23%	25%

(Loss) income before income tax benefit (provision)	$(7,059)	$(1,231)	$700	$68,704
Income tax benefit (provision)	2,401	6,398	1,773	(20,951)
Net (loss) income	(4,658)	5,167	2,473	47,753
Adjustments
Depreciation and amortization	22,868	22,626	67,812	67,362
Non-cash lease benefit	(86)	(65)	(291)	(298)
Share-based compensation	2,059	2,969	7,335	8,688
Loss (gain) on disposal of assets	1,901	(256)	1,953	(242)
Gain on sale of business	—	—	—	(68,944)
Loss on debt extinguishment and modification	—	—	—	4,446
Preopening and related expenses	210	234	430	377
System implementation costs (1)	208	—	486	—
Other, net	2,439	1,778	4,909	8,850
Interest expense, net	7,941	7,959	23,167	27,255
Income tax (benefit) provision	(2,401)	(6,398)	(1,773)	20,951
Adjusted EBITDA	$30,481	$34,014	$106,501	$116,198
(1)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.
Nevada Casino Resorts
Revenues decreased by $6.5 million, or 7%, and Adjusted EBITDA decreased by $3.2 million, or 13%, for the three months ended September 30, 2025 compared to the prior year period. The decrease in revenues was primarily due to decreases of $0.4 million, $1.4 million, $3.4 million, and $1.3 million in gaming, food and beverage, rooms, and other revenues, respectively. The decrease in revenues and Adjusted EBITDA for the three months ended September 30, 2025 was primarily driven by lower hotel occupancy rates and lower visitation to our casino properties during the current year period.
Revenues decreased by $16.2 million, or 5%, and Adjusted EBITDA decreased by $6.7 million, or 8%, for the nine months ended September 30, 2025 compared to the prior year period. The decrease in revenues was primarily driven by the decreases of $2.0 million, $3.9 million, $7.5 million, and $2.8 million in gaming, food and beverage, rooms, and other revenues, respectively. The decrease in revenues and Adjusted EBITDA for the nine months ended September 30, 2025 was primarily driven by lower hotel occupancy rates and lower visitation to our casino properties during the current year period.
Nevada Locals Casinos
Revenues increased by $0.4 million, or 1%, while Adjusted EBITDA increased by $0.7 million, or 5%, for the three months ended September 30, 2025 compared to the prior year period. The increase in revenues was primarily due to increases of $0.6 million and $0.1 million in gaming and other revenues, respectively, offset by decreases of $0.2 million and $0.1 million in food and beverage and rooms revenues, respectively. The increase in gaming revenue for the three months ended September 30, 2025 was primarily attributable to higher slot and bingo revenues. The increase in other revenues was primarily attributable to increased tenant lease revenue during the current year period. The decrease in food and beverage and rooms revenues for the three months ended September 30, 2025 was primarily attributable to the lower hotel occupancy rates compared to the prior year period. The increase in Adjusted EBITDA compared to the prior year period was primarily driven by the increase in gaming revenue and the reduction in operating expenses during the three months ended September 30, 2025.
Revenues increased by $1.3 million, or 1%, while Adjusted EBITDA increased by $2.1 million, or 4%, for the nine months ended September 30, 2025 compared to the prior year period. The increase in revenues was primarily due to increases of $1.5 million and $0.6 million in gaming and other revenues, respectively, offset by decreases of $0.5 million and $0.3 million in food and beverage and rooms revenues, respectively, due to the trends observed for the three months ended September 30, 2025 discussed above. The increase in Adjusted EBITDA compared to the prior year period was primarily driven by the increase in gaming revenue and the reduction in operating expenses during the nine months ended September 30, 2025.
Nevada Taverns
Revenues decreased by $0.3 million, or 1%, for the three months ended September 30, 2025 compared to the prior year period. Adjusted EBITDA for the three months ended September 30, 2025 was comparable to the prior year period. The decrease in revenues was primarily due to $0.6 million and $0.9 million decreases in food and beverage and other revenues, respectively, offset by a $1.2 million increase in gaming revenues. Our Nevada Taverns experienced lower visitation during the current year period, which impacted revenues for the three months ended September 30, 2025. The year-over-year decrease in other revenues also reflected that certain of our taverns during the prior year period operated under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue. These taverns operated under a participation agreement with revenue recognized as gaming revenues for the three months ended September 30, 2025.
Revenues decreased by $2.5 million, or 3%, and Adjusted EBITDA decreased by $2.2 million, or 10%, for the nine months ended September 30, 2025 compared to the prior year period. The decrease in revenues was primarily due to $1.2 million and $3.0 million decreases in food and beverage and other revenues, respectively, offset by a $1.7 million increase in gaming revenues. Our Nevada Taverns experienced slightly lower visitation during the current year period, which negatively impacted our food and beverage revenues for the nine months ended September 30, 2025. The year-over-year decrease in other revenues also reflected that certain of our taverns during the prior year period operated under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue. These taverns operated under a participation agreement with revenue recognized as gaming revenues for the nine months ended September 30, 2025. The decrease in Adjusted EBITDA from the prior year period primarily related to higher labor costs and cost of goods in the current year period.
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
Adjusted EBITDA Margin
Adjusted EBITDA margins for Nevada Casino Resorts and Nevada Locals Casinos reportable segments remained relatively consistent for the three and nine months ended September 30, 2025 compared to the prior year periods. The lower Adjusted EBITDA margin in the Nevada Taverns segment for the three and nine months ended September 30, 2025 was primarily attributable to increases in labor costs and lower visitation compared to the prior year period.

Liquidity and Capital Resources
As of September 30, 2025, we had $58.3 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our $240 million revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our capital requirements during the next 12 months. As of September 30, 2025, we had borrowing availability of $205 million under our Revolving Credit Facility (refer to “Note 6 — Long-Term Debt, Net and Finance Leases” in Part I, Item 1: Financial Statements for additional information regarding our Revolving Credit Facility). Commencing in February 2024, our Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of our common stock, the first of which was paid on April 4, 2024. Refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements for further discussion on dividends.
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
Cash Flows
Net cash provided by operating activities was $72.8 million and $69.8 million for the nine months ended September 30, 2025 and 2024, respectively. The $3.0 million, or 4%, increase in operating cash flows for the nine months ended September 30, 2025 compared to the prior year period was primarily related to the timing of working capital spending.
Net cash used in investing activities of $32.8 million for the nine months ended September 30, 2025 was related to capital expenditures, primarily at our Nevada Casino Resorts properties. Net cash provided by investing activities of $155.1 million for the nine months ended September 30, 2024 was primarily related to the cash receipts of $204.1 million from the sale of our distributed gaming operations in Nevada in January 2024, offset by $41.7 million in capital expenditures, primarily at our Nevada Casino Resorts and $7.3 million spent on the acquisition of GAP.
Net cash used in financing activities was $39.5 million and $354.0 million for the nine months ended September 30, 2025 and 2024, respectively. The $314.5 million, or 89%, decrease in net cash used in financing activities during the nine months ended September 30, 2025 primarily related to the $276.5 million payment to redeem and repay in full our 2026 Unsecured Notes in April 2024 and a decrease of $32.4 million in the aggregate amount paid for the repurchases of our common stock under our share repurchase program during the nine months ended September 30, 2025 compared to the prior year period. In addition, we received $3.2 million in cash proceeds from option exercises during the nine months ended September 30, 2024. The decrease in net cash used in financing activities was partially offset by the increase of $5.4 million for cash dividends paid and $0.4 million increase in the amount paid for tax withholdings upon the vesting of RSUs and PSUs during the nine months ended September 30, 2025. We also received $15 million in net proceeds from borrowings under our Revolving Credit Facility during the nine months ended September 30, 2025.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the application of the acquisition method of accounting, long-lived assets, goodwill and indefinite-lived intangible assets, revenue recognition, income taxes and share-based compensation expenses. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.k
As of the date of the most recent quantitative impairment test performed as of October 1, 2024, the estimated fair value of an indefinite-lived trade name within the Nevada Casino Resorts reportable segment did not significantly exceed its carrying value. To the extent we become aware of new facts and circumstances impacting our operations, we will revise our cash flow projections accordingly, as the estimates of future cash flows are highly dependent upon critical estimates, judgments and assumptions, such as: the valuation methodology, the estimated future cash flows for each of our reporting units, the discount rate, future growth rates, and royalty rates used to calculate the present value of such cash flows. Future adverse changes in projections for future operating results or other key assumptions could lead to future indefinite-lived trade name impairments, which could be material.
A description of our critical accounting estimates can be found under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For a more extensive discussion of our accounting policies, refer to “Note 2 — Summary of Significant Accounting Policies” in Part II, Item 8: Financial Statements and Supplemental Data in our Annual Report. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2025.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of September 30, 2025, our variable rate long-term debt primarily comprised our indebtedness under our senior secured credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”) (refer to “Note 6 — Long-Term Debt, Net and Finance Leases” in Part I, Item 1: Financial Statements).
As of September 30, 2025, we had $391 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility and $35 million in principal amount of outstanding borrowings under our Revolving Credit Facility. Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rates on our outstanding borrowings under the Credit Facility were 6.60% and 6.62% for the three and nine months ended September 30, 2025, respectively. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to the effects of capitalized interest, by $2.1 million over a twelve-month period.
As of September 30, 2025, we had $58.3 million in cash and cash equivalents.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation , with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We did not repurchase any of our common stock during the three months ended September 30, 2025.
For further details, please refer to “Note 7 — Shareholders’ Equity and Stock Incentive Plans” in Part I, Item 1: Financial Statements.
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

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

GOLDEN ENTERTAINMENT, INC.
(Registrant)

Dated: November 6, 2025	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES H. PROTELL
Charles H. Protell
President and Chief Financial Officer
(Principal Financial Officer)

/s/ VIKTORYIA G. PULLIAM
Viktoryia G. Pulliam
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)