Form 10-K
period 2025-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2026-02-27
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $563,805,490. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.
As of February 17, 2026, 26,199,079 shares of the registrant’s common stock, $0.01 par value, were outstanding.

GOLDEN ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2025

PART I
As used in this Annual Report on Form 10-K (“Annual Report”), unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.
Forward-Looking Statements
This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “should,” “think,” “will,” “would” and similar expressions, or they may use future dates. Forward-looking statements also include statements regarding the Sale Transaction (defined below), as well as statements on our strategies, objectives, business opportunities and plans; anticipated future growth and trends in our business or key markets and business outlook; the payment of recurring quarterly cash dividends; projections of future financial condition, operating results, income, capital expenditures, costs or other financial items; anticipated regulatory and legislative changes; and other characterizations of future events or circumstances as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially include: the inability to consummate the Sale Transaction within the anticipated time period, or at all, due to any reason, including the failure to obtain shareholder approval to adopt the transaction agreement, the failure to obtain required regulatory approvals for the Sale Transaction or the failure to satisfy the other conditions to the consummation of the Sale Transaction; the risk that the transaction agreement may be terminated in circumstances requiring Golden to pay a termination fee; the risk that the Sale Transaction disrupts our current plans and operations or diverts management’s attention from our ongoing business; the effect of the announcement of the Sale Transaction on our ability to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business; the effect of the announcement of the Sale Transaction on our operating results and business generally; the significant costs, fees and expenses related to the Sale Transaction; the risk that our stock price may decline significantly if the Sale Transaction is not consummated; the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the Sale Transaction and instituted against the Company and/or its directors, executive officers or other related persons; changes in national, regional and local economic and market conditions, including a shutdown of the U.S. government; legislative and regulatory matters; increases in gaming taxes and fees in the jurisdictions in which we operate; litigation; increased competition; reliance on key personnel; our ability to comply with covenants in our debt instruments; terrorist incidents; natural disasters; severe weather conditions (including weather or road conditions that limit access to our properties); the effects of environmental and structural building conditions; the effects of disruptions to our information technology and other systems and infrastructure; factors affecting the gaming, entertainment and hospitality industries generally; and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this Annual Report, or appearing elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

Sale Transaction
On November 6, 2025, we entered into a definitive agreement to sell our operating assets to Blake L. Sartini, the Chairman of the Board of Directors and Chief Executive Officer of Golden, and affiliates (“Blake Sartini”) and seven of our casino real estate assets to VICI Properties Inc. (“VICI”) (the “Sale Transaction”). Pursuant to the agreement, Golden shareholders will receive consideration at a fixed exchange ratio of 0.902 shares of VICI common stock for the sale of the seven casino real estate assets to VICI and a cash dividend of $2.75 per share of Golden common stock to be paid to our shareholders of record as of the closing of the Sale Transaction. In conjunction with the transaction VICI will assume and repay up to $426 million of the outstanding debt under our senior secured credit facilities and will enter into a master lease agreement with a newly formed entity that will be owned and controlled by Blake Sartini. The Sale Transaction, which is expected to close in mid 2026, is subject to customary closing conditions, including the receipt of regulatory approvals and approval by a majority of Golden shareholders.
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
Operations
As of December 31, 2025, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.

The following table sets forth certain information regarding our operations by reportable segment as of December 31, 2025:

	Location	Casino Space (Sq. ft.)	Slot Machines	Table Games	Hotel Rooms
Nevada Casino Resorts
The STRAT Hotel, Casino & Tower (“The STRAT”)	Las Vegas, NV	80,000	782	31	2,429
Aquarius Casino Resort (“Aquarius”)	Laughlin, NV	69,750	1,007	29	1,905
Edgewater Casino Resort (“Edgewater”)	Laughlin, NV	69,042	657	—	1,037
Nevada Locals Casinos
Arizona Charlie’s Boulder	Las Vegas, NV	41,969	575	—	303
Arizona Charlie’s Decatur	Las Vegas, NV	67,360	677	9	259
Gold Town Casino	Pahrump, NV	10,000	131	—	—
Lakeside Casino & RV Park	Pahrump, NV	11,009	204	—	—
Pahrump Nugget Hotel Casino (“Pahrump Nugget”)	Pahrump, NV	22,528	341	9	69
Nevada Taverns
72 branded tavern locations	Nevada	—	1,138	—	—
Totals		371,658	5,512	78	6,002
Nevada Casino Resorts
Our Nevada Casino Resorts reportable segment is comprised of destination casino resort properties offering a variety of food and beverage outlets, entertainment venues and other amenities. The casino resort properties in this segment cater primarily to a regional drive-in customer base seeking a value-oriented vacation experience, with guests typically traveling from Southern California or Arizona. Our casino resort properties in Nevada have a significantly larger number of hotel rooms compared to the other casino properties in our portfolio. While hotel stays at these casino resorts are typically longer, the overall frequency of visitation from guests is lower when compared to our Nevada Locals Casinos.
The STRAT: The STRAT is our premier casino resort property, located on Las Vegas Boulevard on the north end of the Las Vegas Strip. The STRAT is comprised of a casino, a hotel and a tower, which includes indoor and outdoor observation decks, thrill rides, and the SkyJump attraction. The STRAT offers hotel rooms, gaming, race and sportsbook facilities in an 80,000 square foot casino, ten restaurants, two rooftop pools, a fitness center, retail shops and entertainment facilities.
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
Nevada Locals Casinos
Our Nevada Locals Casinos reportable segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius of our properties. Our locals casino properties typically experience a higher frequency of customer visits compared to our casino resort properties, with many of our customers visiting our Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have no or a limited number of hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.
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

Pahrump casinos: We own and operate three casino properties in Pahrump, Nevada, which is located approximately 60 miles west of Las Vegas and serves as a gateway to Death Valley National Park. In addition to gaming, the Pahrump Nugget and Lakeside Casino & RV Park offer race and sportsbook facilities. The Pahrump Nugget also offers hotel rooms, four restaurants, bingo, a bowling center, and a 5,200 square foot banquet and event center. Our Lakeside Casino & RV Park additionally offers a restaurant and 159 full-service RV hook-up sites.
Nevada Taverns
Our Nevada Taverns reportable segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages, and are typically limited to 15 slot machines. Most of our branded taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to local patrons seeking more convenient entertainment establishments than traditional casino properties. Our tavern patrons are typically younger than traditional casino customers, which diversifies our customer demographic. Prior to the sale of our distributed gaming operations in Nevada, we owned and operated the slot machines located within each tavern. Following the sale, slot machines at our branded tavern locations are owned and operated by the independent third-party that acquired the distributed gaming operations from us. Accordingly, we typically receive a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third party that acquired the distributed gaming operations to place the slot machines in our taverns. Our tavern brands include PT’s Gold, PT’s Pub, PT’s Ranch, PT’s Place, Sierra Gold, Sierra Junction, Sean Patrick’s, Lucky’s, Great American Pub and SG Bar. As of December 31, 2025, we owned and operated 72 branded taverns, which offered over 1,100 onsite slot machines.
Sales and Marketing
We market our Nevada Casino Resorts through both local and regional advertising, with a focus on offering a more complete resort destination experience that may include hotel packages, entertainment, dining, promotions and attractions. We advertise through various media channels, including television, radio, outdoor, digital, social media, airport and public relations.
Marketing for our Nevada Locals Casinos targets the local communities in which these properties operate with an emphasis on the gaming experience, casino promotions and dining. The advertising is geared towards a local audience and typically includes radio, outdoor, digital newspaper, sponsorships, and social media with television used occasionally for promotional messaging and brand campaigns when appropriate.
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
Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. As of December 31, 2025, we had approximately 560,000 active players in our marketing database, providing us with an avenue to drive customer engagement and cross-marketing opportunities across our properties.
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
With respect to our branded taverns, we face competition from other operators of casinos, taverns and other entertainment venues.
In addition, we face ever-increasing competition from online gaming, including mobile gaming applications for smartphones and tablets, state-sponsored lotteries, card clubs, sportsbook facilities, fantasy sports websites and other forms of legalized gaming. Various forms of online gaming have been approved in Nevada, and legislation permitting online gaming has been proposed by the federal government and other states. The continued expansion of online gaming in Nevada and other jurisdictions could result in significant additional competitive pressures on our operations.
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
We include a toll-free help line and responsible gaming messaging at all of our properties and branded tavern locations. We also prohibit marketing and advertising directed toward underage individuals or high-risk individuals. In addition, our patrons may request exclusion from promotional mailings and gambling activities through our self-exclusion program.
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
We are proud to be involved in various charitable events, which have included fundraisers for amyotrophic lateral sclerosis (“ALS”), the Keep Memory Alive foundation for brain disorders, Scale The STRAT for the American Lung Association, and others. We have been contributing to the Nevada AAA Scholarship fund since 2018 and donate between $0.1 million and $0.2 million each year. We support food security programs, including but not limited to, Feed a Family, Meals for Christmas and Thanksgiving, and our team members volunteer in food banks. In addition, we participate in “adopt-a-school” programs in each community in which we operate and support local schools through both charitable donations and supply drives. Through our Everi Cares Giving kiosks program we contributed $0.3 million to American Lung Association, American Red Cross, Boys & Girls Club of Southern Nevada, Communities in Schools Nevada, Opportunity Village, and United Way of Southern Nevada during 2025. For the year ended December 31, 2025, we donated over $1.7 million to various charitable organizations, including a $0.5 million donation to Campus for Hope, a Southern Nevada housing stability development project. Our employees contributed approximately 6,500 volunteer hours to various local and national organizations that support children and local families, furthering the advancement of education and career opportunities, and promoting health awareness.
We continue our partnership with the University of Nevada, Las Vegas (“UNLV”) on various projects, including employment outreach. Our Chairman of the Board and Chief Executive Officer serves as a member of the Board of Directors of the University of Nevada, Las Vegas Foundation’s Board of Trustees, our General Counsel serves as the Chair of the Business Advisory Board at UNLV William S. Boyd School of Law, and our Chief Accounting Officer serves as a member of the Board of Directors of the Accounting Advisory Board at UNLV Lee Business School.
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
Human Capital
We are committed to recruiting, developing and retaining a superior workforce. We have a long history and deep cultural commitment to service and authenticity. As of December 31, 2025, we employed approximately 4,900 team members, which is an 8% decrease from December 31, 2024, when we had approximately 5,300 employees. The decrease in the workforce in 2025 compared to the prior year is primarily attributable to cost-savings and operational efficiency measures implemented at our Nevada Casino Resorts reportable segment. Through our department of human resources, we review quarterly human capital reports, which cover all aspects of our diverse and multi-demographic workforce. This information is reviewed by the executive leadership team and members of our Board of Directors on a regular basis.
Mission and Values
In 2025, we continued to emphasize our organizational mission and values, as well as our “I CARE” guest service initiative. Our mission is to create authentic entertainment experiences where premium service is delivered at an exceptional value while supporting our visitors and the local communities we serve.
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
In 2025, we continued our outreach to academic institutions, including UNLV, to offer internship programs for students within our Finance, Accounting, Hospitality, Marketing and Information Technology departments to source diverse candidates.
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
Team Member Benefits, Health and Well-Being
We engage with a nationally recognized benefits consulting firm to independently evaluate the effectiveness and competitiveness of our benefits program within the industry. As an organization with a diverse workforce across our casino properties and branded taverns, we offer our team members several options for annual benefits enrollment, including enrollment by telephone, online or through an app, and we support multi-lingual options. Our comprehensive benefits program provides our team members with the flexibility to choose their preferred medical, dental and vision plans. In addition, we offer telemedicine, flexible spending and health savings accounts, life insurance and a retirement plan that provides an annual discretionary match. We also offer a variety of optional benefits to promote the health and security of our employees and their families, including disability insurance and expanded life insurance coverage, critical illness and accident insurance, legal, identity theft, auto and home insurance, and pet insurance. We view mental health services as a fundamental part of our benefits program and offer a comprehensive suite of related benefits, including online mental health counseling through our team member assistance program. Additionally, we offer extended benefits to employees with chronic health conditions through our medical and prescription provider. Services include case management and a prescription savings program. Our benefits also offer additional resources to our team members to assist them through the qualification and election process for Medicaid and Medicare.

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
In 2025, we continued to enhance our learning management system, internally branded as “GEMS,” by updating and refining our existing learning opportunities. All safety and compliance training, except certain required hands-on certifications, are part of the online curriculum. Certifications have been assigned to manage recurring safety and regulatory compliance requirements. The training catalog includes multiple courses for leadership and management processes, as well as options to improve technical skills. We have also invested in resources to make online training more accessible to our team members, which resulted in over 100,000 total training courses completed in 2025 and 90% overall compliance companywide for required trainings. A safe workplace is our paramount goal. We maintain a safe workplace environment through the implementation of suitable safety procedures by knowledgeable team members properly using appropriate tools and equipment. We host an annual company-wide safety summit to promote work safety and achieve long-term risk reduction.
In 2022, we launched our Golden Women’s Group (“GWG”), a women’s leadership development program dedicated to the workplace advancement of women. The mission of the GWG is to promote a support network among its members and to provide mentoring and professional education for established and emerging women leaders within our organization.
Our investment in our team members’ talent and ongoing development is one of the key aspects of our employee retention efforts, as we believe that creating an involved environment for our team members sets us apart from our competitors and makes us an attractive employer. We consider employee retention to be an integral part of our overall employment strategy and invest in the continuous development of our team members and their growth within the company. In 2025, we began a 12-month project to significantly upgrade our Human Capital Management (“HCM”) software from multiple disparate systems to a fully-integrated HCM solution in Workday. In 2025, we completed the design and initial testing of modules in core HR, payroll, benefits administration, recruiting, scheduling, training, and learning, talent management and timekeeping.
Employees and Collective Bargaining Agreements
As of December 31, 2025, approximately 1,350 of our approximately 4,900 employees were covered by various collective bargaining agreements.
At The STRAT, our employees are covered by three collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO expires on March 31, 2026. Our collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (valet and warehouse) expires on August 31, 2029. Our collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on September 30, 2028.
At the Aquarius, our employees are covered by three collective bargaining agreements. Our collective bargaining agreement with the International Union of Operating Engineers, Local 501, AFL-CIO, expires on March 31, 2026. Our collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America expires on February 28, 2028. Our collective bargaining agreement with the United Steelworkers of America expires on March 31, 2026.
At the Edgewater, our collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 1780 expires on July 31, 2028.
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
Risks Related to Our Business and Operations
The Sale Transaction remains subject to the satisfaction of certain closing conditions, including the receipt of regulatory and shareholder approvals, and any anticipated benefits from such transaction may take longer to realize than expected or may not be realized at all.
The Sale Transaction is subject to certain closing conditions, which may not be satisfied within the anticipated timeframe or at all. For example, completion of the transaction remains subject to the receipt of certain regulatory approvals. There can be no assurance that any required regulatory approvals will be obtained, and the regulatory authorities from which approvals are required may impose conditions on the consummation of the transaction or require changes to the terms of the transaction or agreements to be entered into in connection with the transaction. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding the completion of the transaction, which might reduce the anticipated benefits to us of the transaction or have an adverse effect on our business, financial condition and results of operations.
The completion of the Sale Transaction is also subject to the satisfaction of additional closing conditions, including, among others, (i) receipt of approval of Golden shareholders, (ii) receipt of all waivers, consents, clearances, approvals and authorizations required under applicable gaming and liquor laws, which approvals must remain in full force and effect; (iii) completion of the pre-closing restructuring in accordance with the master transaction agreement, (iv) the absence of any restraining order, injunction or other judgment, order or decree from any applicable governmental authority prohibiting the consummation of the transaction, (v) approval for listing on the New York Stock Exchange, subject to official notice of issuance, of VICI’s shares to be issued in the Sale Transaction, (vi) the accuracy of each party’s representations and warranties in the master transaction agreement, subject to applicable bring-down standards, (vii) compliance of each party with its respective covenants under the master transaction agreement, (viii) the absence of a material adverse effect on the parties to the master transaction agreement, (ix) delivery of officer certificates, and (x) receipt of a tax opinion regarding the qualification of the transaction as a reorganization under Section 368(a) of the Internal Revenue Code of 1986.
No assurance can be given that these or any other required conditions to closing will be satisfied. If the conditions precedent to the Sale Transaction are not satisfied, the Sale Transaction will not be consummated unless such conditions are validly waived. Such conditions may jeopardize or delay the completion of the transaction or may reduce the anticipated benefits of the transaction.
If the Sale Transaction is not consummated, or is not consummated on a timely basis, our business may be adversely affected and, without realizing any of the benefits of having consummated such transaction, we may be subject to additional risks, costs and expenses, including, but not limited to, the following:
•we will be required to pay our costs relating to such transaction, such as legal, accounting, financial advisory and printing fees, whether or not the transaction is consummated;
•the diversion of time and resources committed by our management to matters relating to the transaction could otherwise have been devoted to pursuing other beneficial opportunities;

•we may be subject to negative publicity or be negatively perceived by the investment or business communities as a result of the failure to consummate the transaction;
•we would have incurred significant expenses relating to such transaction that we may be unable to recover, including termination fees if applicable; and
•we may be subject to litigation related to the failure to consummate the transactions or to perform our obligations under the respective transaction agreements.
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
As of December 31, 2025, we had approximately 1,350 employees at our casino properties covered by collective bargaining agreements, representing 28% of our total workforce. We cannot ensure that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. The inability to negotiate and enter into new collective bargaining agreements on favorable terms could result in an increase in our operating expenses. We cannot predict how stable our relationship with a given union is and whether we will be able to meet the union’s requirements without impacting our financial condition. Unions may also limit our flexibility in dealing with our workforce. Any renegotiation of collective bargaining and other labor agreements could significantly increase our costs for wages, healthcare, pension plans and other benefits, and could have a material adverse effect on the business of our casino properties and our financial condition, results of operations, and prospects.
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
As of December 31, 2025, our senior indebtedness, excluding unamortized debt issuance costs, was $435 million, which was comprised of $390 million in principal amount of outstanding term loan borrowings under our senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) and $45 million in principal amount of outstanding borrowings under the Credit Facility’s revolving credit facility (the “Revolving Credit Facility”). Our level of debt could, among other things:
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
We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. Our Credit Facility includes a $240 million Revolving Credit Facility, which had borrowing availability of $195 million at December 31, 2025. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.
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
As of December 31, 2025, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 27% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.
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
The market price of our common stock has been and is likely to continue to be, volatile. During 2025, the market price of our common stock has ranged from $20.11 to $34.09. The market price of our common stock may be significantly affected by many factors, including:
•the impact of strategic transactions, such as the Sale Transaction;
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
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of our Board of Directors oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee receives semi-annual reports from our General Counsel and Chief Technology & Information Security Officer on our cybersecurity risks and the implementation of our cybersecurity risk management program. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to our Board of Directors regarding its activities, including those related to cybersecurity. Our Board of Directors also receives briefings from management on our cyber risk management program, including presentations on cybersecurity topics from our Chief Technology & Information Security Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team has formed a dedicated group, including our General Counsel, Chief Technology & Information

Security Officer, and key information technology team members from our information technology security, compliance, vendor management office and our project management office, which is responsible for assessing and managing our material risks from cybersecurity threats. This group meets on a quarterly basis to discuss the results of our cybersecurity and privacy matters and to evaluate new technologies from a security, operational, and regulatory perspective prior to their implementation. Their findings are summarized in a comprehensive report that is reviewed by our Audit Committee. Our Chief Technology & Information Security Officer has over 30 years of experience in cybersecurity related to infrastructure (on-premise and cloud based), security (managed both internally and by third-party providers), and development (agile and waterfall methodologies). Our Chief Technology & Information Security Officer is supported by a team of information security and compliance professionals and third-party partners.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. In addition, on January 6, 2025, we became a member of the Retail & Hospitality — Information Sharing and Analysis Center, a non-profit organization that will allow us to further strengthen our cybersecurity risk management by gaining gaming industry specific knowledge and intelligence.
ITEM 2.    PROPERTIES
The location and characteristics of our properties are provided in Part I, Item 1: Business of this Annual Report.
The following table provides further information on our properties and identifies the properties subject to leases of the underlying real estate assets as of December 31, 2025:

Name and Location	Approximate Acres	Owned	Leased
Nevada Casino Resorts
The STRAT (Las Vegas, NV)	36	Owned
Aquarius (Laughlin, NV)	19	Owned
Edgewater (Laughlin, NV)	16	Owned
Colorado Belle-closed (Laughlin, NV)	22	Owned
Nevada Locals Casinos
Arizona Charlie’s Boulder (Las Vegas, NV)	24	Owned
Arizona Charlie’s Decatur (Las Vegas, NV)	17	Owned
Pahrump Nugget (Pahrump, NV)	38	Owned
Lakeside Casino & RV Park (Pahrump, NV)	32	Owned
Gold Town Casino (Pahrump, NV)	9		Leased
Nevada Taverns
72 branded tavern locations (Las Vegas, NV and Reno, NV)	—		Leased
Corporate and Other
Company headquarters (Las Vegas, NV)	—		Leased
Office and warehouse (Las Vegas, NV)	—		Leased
ITEM 3.    LEGAL PROCEEDINGS
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Market under the ticker symbol “GDEN.” As of February 17, 2026, there were 237 shareholders of record of our common stock.
Dividends
Commencing in February 2024, our Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of our common stock. As of December 31, 2025, the dividends declared by our Board of Directors under this program were as follows:

Declaration Date	Record Date	Payment Date	Amount per Share	Aggregate Amount (in thousands)
February 27, 2024	March 18, 2024	April 4, 2024	$0.25	$7,237
May 2, 2024	June 14, 2024	July 2, 2024	0.25	7,107
August 6, 2024	September 17, 2024	October 2, 2024	0.25	6,962
November 5, 2024	December 20, 2024	January 7, 2025	0.25	6,641
February 25, 2025	March 21, 2025	April 2, 2025	0.25	6,631
May 5, 2025	June 25, 2025	July 9, 2025	0.25	6,540
August 5, 2025	September 25, 2025	October 3, 2025	0.25	6,543
November 4, 2025	December 22, 2025	January 6, 2026	0.25	6,546
In addition, subsequent to our fiscal year end, on February 24, 2026, our Board of Directors authorized our next recurring quarterly cash dividend of $0.25 per share of our common stock payable on April 1, 2026 to shareholders of record as of March 18, 2026.
The payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon such factors as our financial condition, results of operations, capital requirements, our general business condition, restrictions under our Credit Facility and any other factors deemed relevant by our Board of Directors.
Share Repurchase Program and Issuer Purchase of Equity
From time to time, we repurchase shares of our common stock pursuant to our $100 million share repurchase program authorized by our Board of Directors on July 27, 2023, which was subsequently increased by $100 million on November 5, 2024. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with our finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that we are required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. Refer to “Note 8 — Shareholders’ Equity and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding our share repurchase program. We did not repurchase any shares of common stock under our share repurchase program during the three months ended December 31, 2025.
Stock Performance Graph
The following performance graph compares the cumulative five-year shareholders’ returns (based on the appreciation of the market price of our common stock) on an indexed basis with the Nasdaq Composite Index and the Dow Jones US Gambling index, during the five years ended December 31, 2025. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future performance.

	Cumulative Total Returns - Year Ending December 31,
	2020	2021	2022	2023	2024	2025
Golden Entertainment, Inc.	$100.00	$254.05	$188.03	$211.11	$172.40	$154.03
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
Dow Jones US Gambling	100.00	87.15	64.91	84.33	83.74	80.72
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
On November 6, 2025, we entered into a definitive agreement to sell our operating assets to Blake Sartini and seven of our casino real estate assets to VICI. Pursuant to the agreement, Golden shareholders will receive consideration at a fixed exchange ratio of 0.902 shares of VICI common stock for the sale of the seven casino real estate assets to VICI and a cash dividend of $2.75 per share of Golden common stock to be paid to our shareholders of record as of the closing of the Sale Transaction. In conjunction with the transaction VICI will assume and repay up to $426 million of the outstanding debt under our senior secured credit facilities and will enter into a master lease agreement with a newly formed entity that will be owned and controlled by Blake Sartini. The Sale Transaction, which is expected to close in mid 2026, is subject to customary closing conditions, including the receipt of regulatory approvals and approval by a majority of Golden shareholders.
Results of Operations
As of December 31, 2025, we conducted our business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report for the year ended December 31, 2025.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues
Gaming	$316,132	$319,267	$674,301
Food and beverage	162,936	171,925	182,408
Rooms	105,124	119,565	124,649
Other	50,719	56,061	71,791
Total revenues	634,911	666,818	1,053,149
Expenses
Gaming	81,938	88,171	379,929
Food and beverage	134,018	138,278	135,373
Rooms	60,536	65,079	62,297
Other operating	17,184	14,363	22,415
Selling, general and administrative	218,464	225,313	255,565
Depreciation and amortization	90,282	90,034	88,933
Loss (gain) on disposal of assets	10,240	(213)	(228)
Gain on sale of businesses	—	(69,238)	(303,179)
Preopening expenses	718	508	760
Impairment of assets	—	2,399	12,072
Total expenses	613,380	554,694	653,937
Operating income	21,531	112,124	399,212
Non-operating expense
Interest expense, net	(30,665)	(34,884)	(65,515)
Loss on debt extinguishment and modification	—	(4,446)	(1,734)
Total non-operating expense, net	(30,665)	(39,330)	(67,249)
(Loss) income before income tax benefit (provision)	(9,134)	72,794	331,963
Income tax benefit (provision)	3,091	(22,063)	(76,207)
Net (loss) income	$(6,043)	$50,731	$255,756
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
The $31.9 million, or 5%, decrease in revenues for the year ended December 31, 2025 compared to the prior year resulted from decreases of $3.1 million, $9.0 million, $14.5 million, and $5.3 million in gaming, food and beverage, rooms, and other revenues, respectively. Lower hotel occupancy rates at our casino resort properties during the year ended December 31, 2025 compared to the prior year, as well as the impact of lower visitation rates at The STRAT tower, resulted in lower food and beverage, rooms, and other revenues. In addition, the year-over-year decrease in other revenues was attributable to certain of our taverns operating under a space lease arrangement where we received a fixed monthly rental fee recognized as other revenue during the year ended December 31, 2024. These taverns operated under a participation agreement with revenue recognized as gaming revenues during the year ended December 31, 2025. In addition, the decrease in gaming revenues for 2025 was further impacted by the exclusion of the results of our distributed gaming operations in Nevada following the date of sale on January 10, 2024.
Operating Expenses
The $12.2 million, or 4%, decrease in operating expenses for the year ended December 31, 2025 compared to the prior year resulted from decreases of $6.2 million, $4.3 million, and $4.5 million in gaming, food and beverage, and rooms operating expenses, respectively, offset by an increase of $2.8 million in other operating expenses. The increase in other operating expenses was primarily due to an increase in hosted events at the Edge Pavilion at the Edgewater. The decreases in food and beverage and rooms operating expenses were primarily driven by lower hotel occupancy rates at our casino resort properties during 2025. In addition, the decrease in gaming operating expenses was also impacted by the exclusion of the results of our distributed gaming operations in Nevada following the sale on January 10, 2024.

Selling, General and Administrative Expenses
The $6.8 million, or 3%, decrease in selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2025 compared to the prior year was primarily attributable to a decrease in payroll and related expenses as well as costs related to utilities, maintenance contracts, and advertising fees.
SG&A expenses are comprised of marketing and advertising, utilities, building rent, maintenance contracts, corporate office overhead, information technology, legal, accounting, third-party service providers, executive compensation, share-based compensation, payroll expenses and payroll taxes.
Depreciation and Amortization
Depreciation and amortization expenses for the year ended December 31, 2025 were comparable to the prior year.
Loss/Gain on Disposal of Assets
Loss on disposal of assets in the amount of $10.2 million for the year ended December 31, 2025 was primarily driven by disposal of certain assets in our Nevada Locals Casinos and Nevada Casino Resorts reportable segments. Gain on disposal of assets in the amount of $0.2 million for the year ended December 31, 2024 was primarily driven by disposal of certain assets in our Nevada Locals Casinos reportable segment.
Gain on Sale of Businesses
We had no gain on sale of businesses for the year ended December 31, 2025. The $69.2 million gain on sale of businesses for the year ended December 31, 2024 related to the sale of our distributed gaming operations in Nevada on January 10, 2024, partially offset by working capital and other adjustments recognized during the prior year.
Preopening Expenses
Preopening expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within our casino properties. Preopening expenses for the year ended December 31, 2025 related to certain development projects and planned new branded tavern openings within our Nevada Taverns reportable segment. Preopening expenses for the year ended December 31, 2024 primarily related to the new branded tavern openings within our Nevada Taverns reportable segment.
Impairment of Assets
Our 2025 annual review of goodwill and indefinite-lived intangible assets for impairment indicated no impairment as of December 31, 2025. Our 2024 annual review of goodwill and indefinite-lived intangible assets for impairment resulted in a full impairment of goodwill and trade name of certain of our Nevada Locals Casinos in the amount of $2.4 million. We estimated the fair value of the goodwill and trade name using an income valuation approach with discounted cash flow models. Refer to “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information.
Non-Operating Expense, Net
Non-operating expense, net decreased by $8.7 million, or 22%, for the year ended December 31, 2025 compared to the prior year primarily due to a $4.2 million decrease in interest expense net of interest income as a result of the reduction in the amount of debt obligations outstanding, as well as a $4.5 million decrease in loss on debt extinguishment and modification primarily due to the write-off of debt issuance costs and discounts as a result of the redemption of all of our 7.625% Senior Notes due 2026 (“2026 Unsecured Notes”) on April 15, 2024. Refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information. We did not have any debt extinguishment or modification transactions for the year ended December 31, 2025 and did not incur any costs associated with any such transactions during 2025.
Income Taxes
The effective income tax rate for the year ended December 31, 2025 was 33.84%, which differed from the federal income tax rate of 21% primarily due to the increased benefit related to tax credits and excess tax benefit on stock option exercises. The effective income tax rate for the year ended December 31, 2024 was 30.31%, which differed from the federal tax rate of 21% primarily due to the tax effect of the sale of our distributed gaming operations in Nevada and the benefit recorded from the reduction of our uncertain tax positions payable.
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
The following table presents our revenues, Adjusted EBITDA and Adjusted EBITDA Margin by reportable segment and our Corporate and Other category reconciled to total revenue and total Adjusted EBITDA along with the reconciliation of total Adjusted EBITDA to our consolidated net (loss) income:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues
Nevada Casino Resorts	$375,641	$399,139	$413,058
Nevada Locals Casinos	150,917	150,972	157,435
Nevada Taverns	107,199	109,723	109,215
Distributed Gaming	—	6,019	320,680
Maryland Casino Resort	—	—	43,456
Total reportable segments	633,757	665,853	1,043,844
Corporate and Other	1,154	965	9,305
Total revenues	$634,911	$666,818	$1,053,149

Adjusted EBITDA
Nevada Casino Resorts	$92,398	$103,338	$120,256
Nevada Locals Casinos	67,913	66,504	73,846
Nevada Taverns	25,211	27,137	32,682
Distributed Gaming	—	484	34,545
Maryland Casino Resort	—	—	12,652
Total reportable segments	185,522	197,463	273,981
Corporate and Other	(45,489)	(42,088)	(51,459)
Total Adjusted EBITDA	$140,033	$155,375	$222,522

Adjusted EBITDA Margin by reportable segment
Nevada Casino Resorts	25%	26%	29%
Nevada Locals Casinos	45%	44%	47%
Nevada Taverns	24%	25%	30%

(Loss) income before income tax benefit (provision)	$(9,134)	$72,794	$331,963
Income tax benefit (provision)	3,091	(22,063)	(76,207)
Net (loss) income	(6,043)	50,731	255,756
Adjustments
Depreciation and amortization	90,282	90,034	88,933
Non-cash lease benefit	(402)	(380)	(15)
Share-based compensation	9,249	10,434	13,476
Loss (gain) on disposal of assets	10,240	(213)	(228)
Gain on sale of businesses	—	(69,238)	(303,179)
Loss on debt extinguishment and modification	—	4,446	1,734
Preopening and related expenses (1)	718	508	760
System implementation costs (2)	638	—	—
Impairment of assets	—	2,399	12,072
Other, net	7,777	9,707	11,491
Interest expense, net	30,665	34,884	65,515
Income tax (benefit) provision	(3,091)	22,063	76,207
Adjusted EBITDA	$140,033	$155,375	$222,522
(1)Preopening and related expenses consist of labor, food, utilities, training, initial licensing, rent and organizational costs incurred in connection with the opening of branded taverns and food and beverage and other venues within our casino properties.
(2)System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll and human capital management software.

Nevada Casino Resorts
Revenues decreased by $23.5 million, or 6%, and Adjusted EBITDA decreased by $10.9 million, or 11%, for the year ended December 31, 2025 compared to the prior year. The decrease in revenues was driven by decreases of $1.6 million, $6.0 million, $13.5 million, and $2.4 million in gaming, food and beverage, rooms and other revenues, respectively. The decreases in revenues and Adjusted EBITDA for the year ended December 31, 2025 were primarily driven by lower hotel occupancy rates and lower visitation to our properties during 2025.
Nevada Locals Casinos
While revenues remained relatively flat year-over-year, Adjusted EBITDA increased by $1.4 million, or 2%, as compared to 2024. Gaming and other revenues increased by $1.5 million and $0.5 million, respectively, offset by decreases of $1.2 million and $0.9 million in food and beverage and rooms revenues, respectively. The increase in gaming revenue for the year ended December 31, 2025 was primarily attributable to higher slot and bingo revenues. The increase in other revenues was primarily attributable to increased tenant lease revenue during 2025. The decrease in food and beverage and rooms revenues for the year ended December 31, 2025 was primarily attributable to lower hotel occupancy rates compared to the prior year. The increase in Adjusted EBITDA compared to the prior year was primarily driven by the reduction in operating expenses during the year ended December 31, 2025.
Nevada Taverns
Revenues decreased by $2.5 million, or 2%, and Adjusted EBITDA decreased by $1.9 million, or 7%, for the year ended December 31, 2025 compared to the prior year. The decrease in revenues was driven by decreases of $1.8 million and $3.6 million in food and beverage and other revenues, respectively, offset by a $2.9 million increase in gaming revenues. Our Nevada Taverns experienced slightly lower visitation during 2025, which negatively impacted our food and beverage revenues. The decrease in other revenues during 2025 reflected that certain of our taverns during the prior year operated under a space lease arrangement, where we received a fixed monthly rental fee recognized as other revenue. These taverns operated under a participation agreement with revenue recognized as gaming revenues during the year ended December 31, 2025. The decrease in Adjusted EBITDA was primarily attributable to higher labor costs and cost of goods compared to the prior year.
Adjusted EBITDA Margin
Adjusted EBITDA margins across all of our reportable segments for the year ended December 31, 2025 were relatively consistent with the Adjusted EBITDA margins for the year ended December 31, 2024.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Capital Resources
As of December 31, 2025, we had $55.3 million in cash and cash equivalents. We believe that our cash and cash equivalents, cash flows from operations and borrowing availability under our Revolving Credit Facility will be sufficient to meet our capital requirements during the next 12 months. As of December 31, 2025, we had borrowing availability of $195.0 million under our Revolving Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information regarding our Revolving Credit Facility). On January 28, 2026, subsequent to our fiscal year end, we repaid $8 million of outstanding borrowings under our Revolving Credit Facility, thereby increasing the borrowing availability to $203 million as of the date of this report. Commencing in February 2024, our Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of our common stock outstanding, the first of which was paid on April 4, 2024. Refer to “Note 8 — Shareholders’ Equity and Stock Incentives Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further discussion on dividends.
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

Cash Flows
Net cash provided by operating activities was $83.1 million, $92.3 million and $119.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The $9.2 million, or 10%, decrease in operating cash flows in 2025 compared to 2024 primarily related to a $10.0 million loss on disposal of assets.
Net cash used in investing activities was $47.4 million for the year ended December 31, 2025 primarily for capital expenditures in the Nevada Casino Resorts reportable segment. Net cash provided by investing activities was $147.2 million and $266.9 million for the years ended December 31, 2024 and 2023, respectively, due to the cash receipts of $204.4 million and $362.4 million, respectively, from the sale of our distributed gaming operations in Nevada in January 2024 and sales of Rocky Gap in July 2023 and distributed gaming operations in Montana in September 2023. Proceeds from the sales of businesses in 2024 and 2023 were offset by $49.9 million and $85.9 million in capital expenditures, respectively, primarily at The STRAT. We also acquired two GAP taverns for $7.3 million in 2024 and four Lucky’s taverns for $10.0 million in 2023.
Net cash used in financing activities was $38.1 million, $379.4 million and $330.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The $341.3 million, or 90%, decrease in net cash used in financing activities in 2025 compared to 2024 primarily related to a $276.5 million payment to redeem and repay in full our 2026 Unsecured Notes in 2024 and a $69.3 million year-over-year decrease in the aggregate amount paid for the repurchases of our common stock under our share repurchase program. The decrease in net cash used in financing activities was partially offset by a $5.0 million increase in the amount of dividends paid.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
(In thousands)
Term Loan B-1	$4,000	$4,000	$4,000	$4,000	$374,000	$—	$390,000
Revolving Credit Facility	—	—	45,000	—	—	—	45,000
Notes payable	966	206	171	—	—	—	1,343
Interest on long-term debt (1)	26,822	26,552	24,589	23,193	9,209	—	110,365
Operating leases (2)	21,193	18,821	16,188	12,331	10,766	40,049	119,348
Finance lease obligations (3)	1,420	283	182	182	182	213	2,462
Purchase obligations (4)	1,708	1,744	1,200	995	515	2,219	8,381
Total contractual obligations	$56,109	$51,606	$91,330	$40,701	$394,672	$42,481	$676,899
(1)Represents estimated interest payments on our outstanding term loan and revolver borrowings under our Credit Facility based on interest rates as of December 31, 2025 until maturity.
(2)Includes total operating lease interest obligations of $34.3 million.
(3)Includes total finance lease interest obligations of $0.1 million.
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
As of December 31, 2025 and 2024, the value of our goodwill and indefinite-lived trade names was $86.5 million and $48.0 million, respectively. As discussed in “Note 5 — Goodwill and Intangible Assets” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report, we concluded that there was no impairment of our goodwill or intangible assets as of December 31, 2025. We recorded impairment of the trade name for certain of our Nevada Locals Casinos in the amount of $0.6 million during the year ended December 31, 2024.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. As of December 31, 2025, our variable rate long-term debt primarily comprised our indebtedness under the Credit Facility (refer to “Note 7 — Long-Term Debt” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report).
As of December 31, 2025, we had $390 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility and $45 million in outstanding borrowings under our $240 million Revolving Credit Facility. Our primary interest rate under the Credit Facility is the SOFR rate plus an applicable margin. The weighted-average effective interest rate on our outstanding borrowings under the Credit Facility was 6.52% for the year ended December 31, 2025. Assuming the outstanding balance under our Credit Facility remained constant over a year, a 50 basis point increase in the applicable interest rate would increase interest incurred, prior to the effects of capitalized interest, by $2.2 million over a twelve-month period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows, for the two years in the period ended December 31, 2025, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company tests indefinite-lived intangible assets comprised of trade names for impairment annually during the fourth quarter, and whenever events or circumstances indicate that it is more likely than not that the carrying value of reporting unit’s indefinite-lived trade name exceeds its fair value. Management performed a quantitative assessment to determine the estimated fair value of indefinite-lived trade names on October 1, 2025 using an income approach by applying the relief from royalty method for each of the indefinite-lived trade names. Such estimated fair values require management to make significant assumptions and judgements in determining cash flow estimates, including growth rates, operating margins, and the selection of an appropriate royalty rate, among others, used in the valuation of indefinite lived trade names.
Given the estimated fair value of an indefinite-lived trade name within the Nevada Casino Resorts reportable segment did not significantly exceed its carrying value and had a high degree of sensitivity associated with the royalty assumption, we identified this to be a critical audit matter. Therefore, our audit procedures to evaluate the reasonableness of management’s selected royalty assumption required a higher degree of auditor judgment, increased level of audit effort, and use of more experienced audit professionals, as well as the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s selection of royalty rate used in the determination of an indefinite-lived trade name fair value within the Nevada Casino Resorts reportable segment included the following, among others:
•We tested the effectiveness of the Company’s internal controls over management’s indefinite-lived trade name impairment evaluation, including management’s determination of royalty rate.
•We evaluated the reasonableness of the royalty rate included in management’s analysis by:
◦Obtaining the impairment analysis prepared by management on October 1, 2025 and performing a sensitivity analysis on select assumptions, including the royalty rate.
◦Conducting inquiries with management.
◦Considering the impact of changes in the competitive, regulatory, and economic environment on management’s projections.
•With the assistance of our fair value specialists, we evaluated the royalty rate selected by management by:
◦Developing a range of independent estimates and comparing those to the royalty rate selected by management.
◦Conducting an independent profit split analysis to assess the acceptability of the selected royalty rate.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 27, 2026
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Golden Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
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
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Golden Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2023 of Golden Entertainment, Inc. (the “Company”), and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$55,328	$57,725
Accounts receivable, net of allowance for credit losses of $432 and $97 at December 31, 2025 and 2024, respectively	13,944	13,176
Prepaid expenses and other	26,502	24,883
Inventories	8,489	8,008
Total current assets	104,263	103,792
Property and equipment, net	699,630	750,894
Operating lease right-of-use assets, net	70,770	78,467
Goodwill	86,540	86,540
Intangible assets, net	50,702	53,387
Other assets	6,179	6,826
Total assets	$1,018,084	$1,079,906
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and finance leases	$6,329	$5,308
Current portion of operating leases	15,596	15,128
Accounts payable	15,874	21,692
Income tax payable	—	12,344
Accrued payroll and related	20,809	16,878
Accrued liabilities	30,869	29,637
Total current liabilities	89,477	100,987
Long-term debt, net and non-current finance leases	426,626	405,278
Non-current operating leases	69,403	78,328
Deferred income tax liabilities	11,671	20,915
Other long-term obligations	10	171
Total liabilities	597,187	605,679
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $.01 par value; authorized 100,000 shares; 26,185 and 26,511 common shares issued and outstanding at December 31, 2025 and 2024, respectively	262	265
Additional paid-in capital	483,031	481,810
Accumulated deficit	(62,396)	(7,848)
Total shareholders’ equity	420,897	474,227
Total liabilities and shareholders’ equity	$1,018,084	$1,079,906
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Gaming	$316,132	$319,267	$674,301
Food and beverage	162,936	171,925	182,408
Rooms	105,124	119,565	124,649
Other	50,719	56,061	71,791
Total revenues	634,911	666,818	1,053,149
Expenses
Gaming	81,938	88,171	379,929
Food and beverage	134,018	138,278	135,373
Rooms	60,536	65,079	62,297
Other	17,184	14,363	22,415
Selling, general and administrative	218,464	225,313	255,565
Depreciation and amortization	90,282	90,034	88,933
Loss (gain) on disposal of assets	10,240	(213)	(228)
Gain on sale of businesses	—	(69,238)	(303,179)
Preopening expenses	718	508	760
Impairment of assets	—	2,399	12,072
Total expenses	613,380	554,694	653,937
Operating income	21,531	112,124	399,212
Non-operating expense
Interest expense, net	(30,665)	(34,884)	(65,515)
Loss on debt extinguishment and modification	—	(4,446)	(1,734)
Total non-operating expense, net	(30,665)	(39,330)	(67,249)
(Loss) income before income tax benefit (provision)	(9,134)	72,794	331,963
Income tax benefit (provision)	3,091	(22,063)	(76,207)
Net (loss) income	$(6,043)	$50,731	$255,756

Weighted-average common shares outstanding
Basic	26,283	28,184	28,653
Diluted	26,283	29,699	30,781
Net (loss) income per share
Basic	$(0.23)	$1.80	$8.93
Diluted	$(0.23)	$1.71	$8.31
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock		Additional Paid-In	(Accumulated Deficit)	Total Shareholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance, January 1, 2023	28,179	$282	$480,060	$(127,422)	$352,920
Issuance of stock on options exercised and restricted stock units vested	742	8	—	—	8
Repurchases of common stock	(252)	(3)	—	(9,131)	(9,134)
Share-based compensation	—	—	12,812	—	12,812
Tax benefit from share-based compensation	—	—	(16,902)	—	(16,902)
Cash dividend paid	—	—	—	(57,727)	(57,727)
Net income	—	—	—	255,756	255,756
Balance, December 31, 2023	28,669	$287	$475,970	$61,476	$537,733
Issuance of stock on options exercised and restricted stock units vested	734	7	3,152	—	3,159
Repurchases of common stock	(2,892)	(29)	—	(92,113)	(92,142)
Share-based compensation	—	—	10,044	—	10,044
Tax benefit from share-based compensation	—	—	(7,356)	—	(7,356)
Cash dividend paid	—	—	—	(21,306)	(21,306)
Dividend payable	—	—	—	(6,636)	(6,636)
Net income	—	—	—	50,731	50,731
Balance, December 31, 2024	26,511	$265	$481,810	$(7,848)	$474,227
Issuance of stock on options exercised and restricted stock units vested	462	5	—	—	5
Repurchases of common stock	(788)	(8)	—	(22,245)	(22,253)
Share-based compensation	—	—	8,909	—	8,909
Tax benefit from share-based compensation	—	—	(7,688)	—	(7,688)
Cash dividend paid	—	—	—	(19,714)	(19,714)
Dividend payable	—	—	—	(6,546)	(6,546)
Net loss	—	—	—	(6,043)	(6,043)
Balance, December 31, 2025	26,185	$262	$483,031	$(62,396)	$420,897
The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(6,043)	$50,731	$255,756
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	90,282	90,034	88,933
Non-cash lease benefit	(402)	(380)	(15)
Share-based compensation	8,909	10,044	12,812
Amortization of debt issuance costs and discounts on debt	1,562	2,208	4,073
Loss (gain) on disposal of assets	10,240	(213)	(228)
Gain on sale of businesses	—	(69,238)	(303,179)
Provision for credit losses	416	159	643
Deferred income taxes	(9,245)	50,423	(17,739)
Loss on debt extinguishment and modification	—	4,446	1,734
Impairment of assets	—	2,399	12,072
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,182)	4,168	(128)
Prepaid expenses, inventories and other current assets	(2,100)	(5,060)	11,991
Other assets	419	(1,063)	(609)
Accounts payable and other accrued expenses	(9,273)	(45,519)	53,503
Other liabilities	(521)	(795)	(416)
Net cash provided by operating activities	83,062	92,344	119,203

Cash flows from investing activities
Purchase of property and equipment, net of change in construction payables	(47,481)	(49,900)	(85,877)
Acquisition of business, net of cash acquired	—	(7,250)	(10,000)
Proceeds from disposal of property and equipment	115	16	401
Proceeds from sale of businesses, net of cash sold	—	204,360	362,396
Net cash (used in) provided by investing activities	(47,366)	147,226	266,920

Cash flows from financing activities
Repayments of revolving credit facility	(20,000)	—	—
Proceeds from revolving credit facility	45,000	20,000	—
Repayments of term loan	(4,000)	(4,000)	(577,000)
Issuance of new term loan	—	—	400,000
Repayments of senior notes	—	(276,453)	(59,008)
Repayments of notes payable	(1,497)	(661)	(2,092)
Principal payments under finance leases	(1,310)	(1,283)	(527)
Payment for debt extinguishment and modification costs	—	(6)	(8,175)
Tax withholding on share-based payments	(7,688)	(7,356)	(16,902)
Cash dividend paid	(26,350)	(21,306)	(57,727)
Proceeds from issuance of common stock, net of costs	5	7	8
Proceeds from exercise of stock options	—	3,152	—
Repurchases of common stock	(22,253)	(91,539)	(9,134)
Net cash used in financing activities	(38,093)	(379,445)	(330,557)
Change in cash and cash equivalents	(2,397)	(139,875)	55,566
Balance, beginning of period	57,725	197,600	142,034
Balance, end of period	$55,328	$57,725	$197,600

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows – (Continued)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents
Cash and cash equivalents	$55,328	$57,725	$157,550
Cash and cash equivalents included in assets held for sale	—	—	40,050
Balance, end of period	$55,328	$57,725	$197,600

Supplemental cash flow disclosures
Cash paid for interest	$28,821	$42,499	$66,896
Cash paid for income taxes, net (1)	21,684	9,220	38,676

Non-cash investing and financing activities
Assets acquired under finance lease obligations	$—	$3,631	$—
Payables incurred for capital expenditures	1,226	1,996	2,194
Notes payable incurred for capital expenditures	2,840	—	3,571
Dividend payable	6,546	6,641	—
Loss on debt extinguishment and modification	—	4,446	1,734
Operating lease right-of-use assets obtained in exchange for lease obligations	7,030	12,861	8,531
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
As of December 31, 2025, the Company conducted its business through three reportable segments: Nevada Casino Resorts, Nevada Locals Casinos and Nevada Taverns. Each reportable segment was comprised of the following properties and operations:

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
On November 6, 2025, the Company entered into a definitive agreement to sell its operating assets to Blake L. Sartini, the Company’s Chairman of the Board of Directors and Chief Executive Officer, and affiliates (“Blake Sartini”) and seven of our casino real estate assets to VICI Properties Inc. (“VICI”) (the “Sale Transaction”). Pursuant to the agreement, the Company’s shareholders will receive consideration at a fixed exchange ratio of 0.902 shares of VICI common stock for the sale of the seven casino real estate assets to VICI and a cash dividend of $2.75 per share of the Company’s common stock to be paid to our shareholders of record as of the closing of the Sale Transaction. In conjunction with the transaction VICI will assume and repay up to $426 million of the outstanding debt under the Company’s senior secured credit facilities and will enter into a master lease agreement with a newly formed entity that will be owned and controlled by Blake Sartini. The Sale Transaction, which is expected to close in mid 2026, is subject to customary closing conditions, including the receipt of regulatory approvals and approval by a majority of the Company’s shareholders.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and highly liquid investments with original maturities of three months or less. As of December 31, 2025, the Company had $55.3 million in cash and cash equivalents. Although cash and cash equivalents balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institutions holding such deposits.
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
Long-Term Debt
Long-term debt is reported as the outstanding debt amount, net of unamortized debt issuance costs and debt discount. These include legal and other direct costs related to the issuance of debt and discounts granted to the initial purchasers or lenders of the Company’s debt instruments and are recorded as a direct reduction to the face amount of the Company’s outstanding long-term debt on the consolidated balance sheets. The debt discount and debt issuance costs are accreted to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis over the contractual term of the underlying debt. The amount amortized to interest expense was $1.6 million, $2.2 million, and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The following table summarizes the Company’s activity for contract and contract related liabilities:

	Outstanding Chip Liability		Loyalty Program		Customer Deposits and Other
(In thousands)	2025	2024	2025	2024	2025	2024
Balance at January 1	$1,564	$1,099	$2,501	$2,743	$3,883	$4,287
Balance at December 31	1,049	1,564	2,461	2,501	4,851	3,883
Increase (decrease)	$(515)	$465	$(40)	$(242)	$968	$(404)
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
The Company records gaming taxes as gaming expenses in the consolidated statements of operations. Total gaming taxes and license expenses were $27.4 million, $27.2 million and $58.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Advertising Expenses
The Company expenses advertising, marketing and promotional costs as incurred. Advertising costs included in selling, general and administrative expenses in the Company’s consolidated statements of operations were $11.1 million, $12.8 million and $13.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted average of all common and potentially dilutive shares outstanding. In the event of a net loss, diluted shares are not considered because of their anti-dilutive effect. Accordingly, due to the Company’s net loss position for the year ended December 31, 2025, diluted shares were not considered for such period. No shares of common stock related to the Company’s equity awards were anti-dilutive for the years ended years ended December 31, 2024 and 2023, respectively.
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
Accounting Standards Issued and Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The provisions of this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted this ASU for the fiscal year ended December 31, 2025 and included all required disclosures in “Note 9 — Income Taxes.”
Accounting Standards Issued But Not Yet Adopted
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
Historically, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment. Following the announcement of the Rocky Gap sale on August 25, 2022, the Company incurred approximately $8.5 million in transaction costs in 2023. The results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and had historically been presented in the Company’s Distributed Gaming reportable segment. Since the announcement of the distributed gaming operations sale on March 3, 2023, the Company incurred $0.8 million and $2.7 million in transaction costs related to the sales of the distributed gaming operations in Montana and Nevada, respectively. Transaction costs on the sale of the distributed gaming operations in Montana were incurred in 2023. Of the $2.7 million in transaction costs related to the sale of the distributed gaming operations in Nevada, $0.4 million was incurred in 2023 with the remaining $2.3 million incurred in 2024.
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
The following table presents the revenues and pretax income generated by Rocky Gap and the Company’s distributed gaming operations in Montana and Nevada, which were previously classified as held for sale and subsequently divested on July 25, 2023, September 13, 2023 and January 10, 2024, respectively:

	Year Ended December 31,
(In thousands)	2024	2023
Maryland Casino Resort
Revenues	$—	$43,456
Pretax income	—	12,435
Distributed Gaming - Montana
Revenues	$—	$80,878
Pretax income	—	8,883
Distributed Gaming - Nevada
Revenues	$6,019	$239,802
Pretax income	476	22,402
Note 4 – Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31,
(In thousands)	2025	2024
Land	$125,145	$125,240
Building and improvements	953,016	983,659
Furniture and equipment	153,099	216,995
Construction in process	21,327	6,165
Property and equipment	1,252,587	1,332,059
Accumulated depreciation	(552,957)	(581,165)
Property and equipment, net	$699,630	$750,894
Depreciation expense for property and equipment, including finance leases, totaled $87.6 million for each of the years ended December 31, 2025 and 2024. Depreciation expense for property and equipment, including finance leases, totaled $86.5 million for the year ended December 31, 2023.
The Company concluded that there was no impairment of its long-lived assets as of December 31, 2025 and 2024, respectively.
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
The estimated fair value of goodwill for the years ended December 31, 2025 and 2024 was determined using an income valuation approach utilizing discounted cash flow models. The income valuation approach conducted in 2025 utilized the following Level 3 inputs: discount rates of 9.0%-10.5% and long-term revenue growth rate of 2.5%. The income valuation approach conducted in 2024 utilized a discount rate of 13.5%-14.5% and long-term revenue growth rate of 2.5%.
The estimated fair value of indefinite-lived intangible assets for the years ended December 31, 2025 and 2024 was determined using an income approach by applying the relief from royalty method using Level 3 inputs. The Company utilized royalty rates of 0.75% to 2.0% in 2025 and 1.0% to 2.0% in 2024 and the same discount rate and long-term revenue growth rate assumptions as the rates applied to valuation of goodwill.
The Company’s 2025 annual review of goodwill and intangible assets for impairment indicated no impairment of the Company’s goodwill and intangible assets. The results of the analyses conducted for the year ended December 31, 2024 resulted in a full impairment of goodwill and trade name of certain of the Company’s Nevada Locals Casinos properties in the amount of $1.8 million and $0.6 million, respectively.
The following table summarizes goodwill balances by reportable segment:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Goodwill
Balance, January 1, 2024	$22,105	$38,187	$24,033	$84,325
Goodwill acquired during the year (1)	—	—	3,988	3,988
Goodwill impairment (2)		(1,773)		(1,773)
Balance, December 31, 2024 and 2025	$22,105	$36,414	$28,021	$86,540
(1) Related to the acquisition of GAP taverns completed in 2024 discussed in “Note 1 — Nature of Business and Basis of Presentation.”
(2) Related to the impairment of goodwill and trade name of certain of the Company’s Nevada Locals Casinos properties recognized in 2024.
Intangible assets, net, consisted of the following:

	December 31, 2025
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(42,803)	—	1,465
Non-compete agreements	2-5	7,147	(5,918)	—	1,229
		51,415	(48,721)	—	2,694
Balance, December 31, 2025		$106,939	$(48,721)	$(7,516)	$50,702

	December 31, 2024
(In thousands)	Useful Life (Years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment	Intangible Assets, Net
Indefinite-lived intangible assets
Trade names	Indefinite	$55,524	$—	$(7,516)	$48,008
		55,524	—	(7,516)	48,008
Amortizing intangible assets
Player relationships	2-14	44,268	(41,905)	—	2,363
Non-compete agreements	2-5	7,147	(4,131)	—	3,016
		51,415	(46,036)	—	5,379
Balance, December 31, 2024		$106,939	$(46,036)	$(7,516)	$53,387
Total amortization expense related to intangible assets was $2.7 million for the year ended December 31, 2025 and $2.4 million for each of the years ended December 31, 2024 and 2023. Estimated future amortization expense related to intangible assets is as follows:

(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total (1)
Estimated amortization expense	$2,017	$304	$236	$137	$—	$—	$2,694
(1) The Company did not have intangible assets that were not placed in service as of December 31, 2025.
Note 6 – Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2025	2024
Gaming liabilities	$12,602	$11,963
Dividend payable	6,546	6,641
Accrued taxes, other than income taxes	4,218	5,212
Other accrued liabilities	2,675	1,884
Deferred revenue	2,427	1,784
Deposits	2,401	2,153
Total current accrued liabilities	$30,869	$29,637
Note 7 – Long-Term Debt
Long-term debt, net, consisted of the following:

	December 31,
(In thousands)	2025	2024
Term Loan B-1	$390,000	$394,000
Revolving Credit Facility	45,000	20,000
Finance lease liabilities	2,335	3,643
Notes payable	1,343	—
Total long-term debt and finance leases	438,678	417,643
Unamortized discount	(2,984)	(3,679)
Unamortized debt issuance costs	(2,739)	(3,378)
Total long-term debt and finance leases after debt issuance costs and discount	432,955	410,586
Current portion of long-term debt and finance leases	(6,329)	(5,308)
Long-term debt, net and finance leases	$426,626	$405,278

Senior Secured Credit Facility
The Company’s senior secured credit facility with JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) (the “Credit Facility”) is comprised of a $400 million term loan B-1 facility (the “Term Loan B-1”) and a $240 million revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2025, the Company had $390 million in principal amount of outstanding Term Loan B-1 borrowings under the Credit Facility, no outstanding letters of credit and $45 million in outstanding borrowings under the Revolving Credit Facility, such that the remaining borrowing availability under the Revolving Credit Facility as of December 31, 2025 was $195 million. The maturity dates of the Revolving Credit Facility and the Term Loan B-1 are May 26, 2028 and May 26, 2030, respectively. On January 28, 2026, subsequent to the Company’s fiscal year end, the Company repaid $8 million of outstanding borrowings under its Revolving Credit Facility, thereby increasing the borrowing availability to $203 million as of the date of this report.
Interest and Fees
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
The weighted-average effective interest rate on the Company’s outstanding borrowings under the Credit Facility was 6.52% for the year ended December 31, 2025.
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
Financial and Other Covenants
Under the Credit Facility, the Company and its restricted subsidiaries are subject to certain limitations, including limitations on their respective ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Term Loan B-1 under the Credit Facility in certain circumstances if the Company or its restricted subsidiaries issue debt, sell assets, receive certain extraordinary receipts or generate excess cash flow (subject to exceptions). The Credit Facility contains a financial covenant regarding a maximum net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. The Credit Facility also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 50% or more of the Company’s capital stock (other than by certain permitted holders, which include, among others, Blake L. Sartini and certain affiliated entities). If the Company defaults under the Credit Facility due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2025.
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
Scheduled Principal Payments of Long-Term Debt
The scheduled principal payments due on long-term debt are as follows (in thousands):

Year Ending December 31,	Amount
2026	$6,329
2027	4,466
2028	49,333
2029	4,168
2030	374,173
Thereafter	209
Total outstanding principal of long-term debt	$438,678
Note 8 – Shareholders’ Equity and Stock Incentive Plans
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock pursuant to the $100 million share repurchase program authorized by the Company’s Board of Directors on July 27, 2023, which was subsequently increased by $100 million on November 5, 2024. Share repurchases may be made from time to time in open market transactions, through block trades, pursuant to a Rule 10b5-1 trading plan or in private transactions in accordance with applicable securities laws and regulations and other legal requirements, including compliance with the Company’s finance agreements. Share repurchases may be made at management’s discretion based on market conditions and financial resources and there is no minimum number of shares that the Company is required to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2025, the Company had $77.2 million of remaining share repurchase availability under its share repurchase program.
The following table includes the Company’s share repurchase activity for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
(In thousands, except per share data)
Shares repurchased (1)(2)	788	2,892	252
Total cost, including brokerage fees and excise tax on repurchases	$22,253	$92,142	$9,134
Average repurchase price per share (3)(4)	$28.24	$31.63	$36.17
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
Stock Incentive Plans
On August 27, 2015, the Company’s Board of Directors approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), which was approved by the Company’s shareholders at the Company’s 2016 annual meeting. The 2015 Plan authorized the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorized the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between the Company and the employee, if an employee is terminated, any unvested options will be forfeited.
The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on January 1st of each year during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis), or such smaller amount as may be determined by the Board of Directors at its sole discretion. The annual increase on January 1, 2025 was 1.1 million shares. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares.
On February 25, 2025, the Company’s Board of Directors approved the amendment and restatement of the 2015 Plan, which amendment and restatement (the “Restated 2015 Plan”) was subsequently approved by the Company’s shareholders at the Company’s annual meeting held on May 22, 2025. Among other matters, the Restated 2015 Plan eliminated the annual evergreen increase provision, limited the share reserve to the number of shares available under the Restated 2015 Plan, removed the fixed term and certain 162(m) related provisions, and limited payment on dividends and dividend equivalents on awards subject to time- and performance-based vesting, unless certain conditions are satisfied.
As of December 31, 2025, a total of 5.1 million shares of the Company’s common stock remained available for grants of awards under the Company’s Restated 2015 Plan.
Dividends
In July 2023, the Company’s Board of Directors declared a one-time cash dividend of $2.00 per share of the outstanding common stock, totaling $57.7 million in aggregate. The one-time cash dividend was paid on August 25, 2023 to the Company’s shareholders of record as of August 11, 2023.
Commencing on February 27, 2024, the Company’s Board of Directors has declared a recurring quarterly cash dividend of $0.25 per share of the Company’s common stock. The dividends declared by the Board of Directors under this program since its inception were as follows:

Declaration Date	Record Date	Payment Date	Amount per Share	Aggregate Amount (in thousands)
February 27, 2024	March 18, 2024	April 4, 2024	$0.25	$7,237
May 2, 2024	June 14, 2024	July 2, 2024	$0.25	$7,107
August 6, 2024	September 17, 2024	October 2, 2024	$0.25	$6,962
November 5, 2024	December 20, 2024	January 7, 2025	$0.25	$6,641
February 25, 2025	March 21, 2025	April 2, 2025	$0.25	$6,631
May 5, 2025	June 25, 2025	July 9, 2025	$0.25	$6,540
August 5, 2025	September 25, 2025	October 3, 2025	$0.25	$6,543
November 4, 2025	December 22, 2025	January 6, 2026	$0.25	$6,546
In addition, subsequent to the fiscal year end, on February 24, 2026, the Board of Directors authorized its next recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on April 1, 2026 to shareholders of record as of March 18, 2026.
Stock Options
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted-Average Remaining Term (in years)	Weighted-Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	2,071,994	3.5	$11.35
Granted	—		—
Exercised	(160,640)		11.84	(1)
Cancelled	—		—
Expired	—		—
Outstanding at December 31, 2023	1,911,354	2.5	9.19	(1)	$58,758
Granted	—		—
Exercised	(421,000)		9.17
Cancelled	—		—
Expired	—		—
Outstanding at December 31, 2024	1,490,354	1.5	9.19		$33,395
Granted	—		—
Exercised	(586,854)		6.10
Cancelled	—		—
Expired	—		—
Outstanding at December 31, 2025	903,500	0.9	$11.20		$14,456

Exercisable at December 31, 2023	1,911,354	2.5	$9.19		$58,758

Exercisable at December 31, 2024	1,490,354	1.5	$9.19		$33,395

Exercisable at December 31, 2025	903,500	0.9	$11.20		$14,456
(1)In accordance with the provisions of the 2015 Plan, the declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allowed the Company to make such equitable adjustments at its discretion. As a result, on August 25, 2023, the Company elected to adjust the exercise price of vested but unexercised stock option awards to reflect an amount as if the cash dividend had been paid in stock. The conditions of each option grant remained the same.
The total intrinsic value of stock options exercised was $12.8 million, $8.9 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has not granted any stock options since 2017.
The Company issues new shares of common stock upon exercise of stock options.
RSUs and PSUs
Executive officers of the Company receive long-term incentive equity awards in a combination of RSUs and PSUs, issued under the Restated 2015 Plan. The number of PSUs that will be eligible to vest will be determined based on the Company’s attainment of performance goals set by the Compensation Committee. Following the one-year performance period, the number of “vesting eligible” PSUs will then be subject to two additional years of time-based vesting. Share-based compensation costs related to RSU and PSU awards are calculated based on the market price on the date of the grant. The Company periodically reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjusts the stock compensation expense accordingly.

The following table summarizes the Company’s RSU activity:

	RSUs
	Shares	Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2023	547,671	$26.09
Granted	159,043	42.17
Vested	(299,131)	23.73	$12,568
Issuance of dividend equivalent (1)	21,179	—
Outstanding at December 31, 2023	428,762	34.09
Granted	232,766	33.57
Vested	(285,012)	28.73	$9,150
Cancelled	(9,350)	38.82
Outstanding at December 31, 2024	367,166	37.67
Granted	231,558	26.38
Vested	(190,964)	39.36	$5,110
Issuance of dividend equivalent	6,153	—
Cancelled	(3,304)	31.16
Outstanding at December 31, 2025	410,609	$30.43
(1)In accordance with the provisions of the 2015 Plan, the declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allowed the Company to make such equitable adjustments at its discretion. As a result, on August 25, 2023, the Company elected to adjust the number of shares underlying unvested RSU awards to reflect an amount as if the one-time cash dividend of $2.00 per share of the outstanding common stock had been paid in stock. The vesting schedule and conditions of each grant remained the same (with these additional share amounts subject to forfeiture on the same terms as the underlying grants).
The following table summarizes the Company’s PSU activity:

	PSUs
	Shares (1)		Weighted- Average Grant Date Fair Value	Total Fair Value of Shares Vested (in thousands)
Outstanding at January 1, 2023	1,076,159		$17.17
Granted	114,898		41.92
Vested	(733,574)	(2)	8.86	$30,751
Issuance of dividend equivalent (3)	23,151		—
Cancelled	(8,699)	(4)	53.51
Outstanding at December 31, 2023	471,935	(5)	36.40
Granted	131,906		34.06
Vested	(272,362)	(6)	29.00	$9,277
Cancelled	(171,998)	(7)	35.92
Outstanding at December 31, 2024	159,481	(8)	47.54
Granted	163,732	(9)	26.17
Vested	(91,896)	(10)	51.67	$2,432
Issuance of dividend equivalent	4,583		—
Cancelled	—		—
Outstanding at December 31, 2025	235,900		$30.61
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
(2)Represents 2020 PSU Awards that vested in March 2023 at 200% of the target PSUs.
(3)In accordance with the provisions of the 2015 Plan, the declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The 2015 Plan allowed the Company to make such equitable adjustments at its discretion. As a result, on August 25, 2023, the Company elected to adjust the number of shares underlying unvested PSU awards to reflect an amount as if the one-time cash dividend of $2.00 per share of the outstanding common stock had been paid in stock. The vesting schedule and conditions of each grant remained the same (with these additional share amounts subject to forfeiture on the same terms as the underlying grants).
(4)The Company’s financial results for the applicable performance goals were certified during the three months ended March 31, 2023 and 89.6% of the target PSUs granted in March 2022 (the “2022 PSU Awards”) were deemed “earned.” This resulted in the reduction of the 2022 PSU Awards to the number of PSUs eligible to vest from 83,579 to 74,880.
(5)Includes PSUs granted in March 2021 (“2021 PSU Awards”) at 200% of the target (based on awards deemed “earned”), PSUs granted in March 2022 at 89.6% of the target (based on awards deemed “earned”) and PSUs granted in March 2023 (“2023 PSU Awards”) at 100% of the target.
(6)Represents 2021 PSU Awards that vested in March 2024 at 200% of the target PSUs.
(7)The Company’s financial results for performance goals applicable to the 2023 PSU Awards were certified during the three months ended March 31, 2024 and 69.3% of the target 2023 PSU Awards were deemed “earned.” This resulted in the reduction of the PSUs listed as granted in March 2023 to the number of PSUs eligible to vest from 120,825 to 83,724. In addition, 5,467 shares of unvested PSU Awards were forfeited during the year ended December 31, 2024. Further, 131,906 PSUs granted in March 2024 were cancelled due to the Company not meeting its performance target for 2024.
(8)Includes 2022 PSU Awards at 89.6% of the target (based on awards deemed “earned”), PSUs granted in March 2023 at 69.3% of the target (based on awards deemed “earned”). The PSUs granted in March 2024 were cancelled as of December 31, 2024 due to the Company not meeting its performance target for 2024.
(9)The number of shares for the PSUs listed as granted represents the “target” number of PSUs issued to each recipient eligible to vest if the Company meets its “target” performance goals for the applicable period. The actual number of PSUs eligible to vest for those PSUs will vary depending on whether or not the Company meets or exceeds the applicable threshold, target, or maximum performance goals for the PSUs, with 200% of the “target” number of PSUs eligible to vest at “maximum” performance levels.
(10)Represents 77,287 shares of the 2022 PSU Awards that vested in March 2025 at 89.6% of the target and 14,609 shares of the 2023 PSU Awards that were accelerated and vested in March 2025 at 69.3% of the target in connection with the retirement of the Company’s Chief Development Officer.
Share-Based Compensation
The following table summarizes share-based compensation costs by award type:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Stock options	$—	$—	$—
RSUs	6,536	7,178	7,624
PSUs	2,373	2,866	5,188
Total share-based compensation costs	$8,909	$10,044	$12,812
As of December 31, 2025, the Company’s unrecognized share-based compensation expense related to RSUs and PSUs was $7.0 million and $3.3 million, respectively, which is expected to be recognized over a weighted-average period of 1.8 years and 1.6 years for RSUs and PSUs, respectively. The Company did not have any remaining unrecognized share-based compensation expense related to stock options as of December 31, 2025.

Note 9 – Income Taxes
Income tax provision (benefit) is summarized as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$5,989	$(24,499)	$87,840
State	165	(3,861)	6,106
Total current tax provision (benefit)	$6,154	$(28,360)	$93,946
Deferred:
Federal	$(9,245)	$50,423	$(17,846)
State	—	—	107
Total deferred tax (benefit) provision	(9,245)	50,423	(17,739)
Income tax (benefit) provision	$(3,091)	$22,063	$76,207
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in “Note 2 — Summary of Significant Accounting Policies,” the reconciliation of taxes at the federal statutory rate to our (benefit from) provision for income taxes for the year ended December 31, 2025 was as follows:

	Year Ended December 31, 2025
(In thousands)	Amount	Rate
Statutory federal tax rate	$(1,918)	21.00%
State income taxes, net of federal income taxes	130	(1.43)
Foreign tax effects	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	—	—
Tax Credits
FICA credit generated	(1,123)	12.29
WOTC credit generated	(388)	4.25
Change in valuation allowance	—	—
Nontaxable or nondeductible items
Permanent tax differences - Stock Compensation	(983)	10.76
Permanent tax differences - Business Meals	357	(3.90)
Permanent tax differences - Entertainment	254	(2.78)
Permanent tax differences - FICA Credit	236	(2.58)
Permanent tax differences - Other	267	(2.92)
Changes in unrecognized tax benefits	—	—
Other Adjustments	77	(0.85)
Effective tax rate	$(3,091)	33.84%

In accordance with the disclosure guidance in effect prior to the adoption of ASU 2023-09, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023, was as follows:

	Year Ended December 31,
	2024	2023
Statutory federal tax rate	21.00%	21.00%
State income taxes, net of federal income taxes	(5.03)	2.53
Permanent tax differences – stock compensation	1.62	(2.12)
Permanent tax differences – business meals	0.70	0.17
Permanent tax differences – executive compensation and other	0.64	2.60
Permanent tax differences – goodwill	16.69	—
Change in valuation allowance	—	(1.71)
FICA credit generated	(1.27)	(0.28)
WOTC credit generated	(0.14)	—
Tax benefit due to settlement of uncertain tax positions	(9.38)	—
Additional tax due to amending tax returns from prior years	5.01	—
Change in tax rate and apportionment	—	0.43
Deferred only adjustment to beginning deferred balances	0.47	0.34
Effective tax rate	30.31%	22.96%
The effective income tax rate for the year ended December 31, 2025 was 33.84%, which differed from the federal income tax rate of 21% primarily due to the increased benefit related to tax credits and excess tax benefit on stock option exercises. The effective income tax rate for the year ended December 31, 2024 was 30.31%, which differed from the federal income tax rate of 21% primarily due to the tax effect of the sale of the distributed gaming operations in Nevada discussed in “Note 1 — Nature of Business and Basis of Presentation” and the benefit recorded from the reduction of the uncertain tax positions (“UTP”) payable.

The Company’s current and non-current deferred tax assets (liabilities) are comprised of the following:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Accruals and reserves	$4,884	$3,895
Share-based compensation expense	1,616	1,997
Operating lease obligation	17,850	19,626
Other	10	—
Gross deferred tax assets	24,360	25,518
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	$24,360	$25,518

Deferred tax liabilities:
Prepaid services	$(1,093)	$(1,744)
Amortization of intangible assets	(3,173)	(787)
Depreciation of fixed assets	(15,809)	(26,050)
Right-of-use assets	(14,862)	(16,478)
Debt basis	(1,094)	(1,359)
Other	—	(15)
Gross deferred tax liabilities	(36,031)	(46,433)
Deferred tax (liabilities) assets, net	$(11,671)	$(20,915)

Non-current deferred tax liabilities, net	(11,671)	(20,915)
Deferred tax liabilities, net	$(11,671)	$(20,915)
The realizability of deferred tax assets is evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. As of December 31, 2025, the Company had net deferred tax liabilities of $11.7 million. As of December 31, 2025, the Company determined that it was more likely than not that the Company would generate sufficient taxable income to conclude that deferred tax assets of $24.4 million were realizable.
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
On April 30, 2024, the Internal Revenue Service (the “IRS”) notified the Company that the review of the Company’s 2017 and 2018 federal income tax returns was completed. As a result of the review, the Company’s fixed asset classification and related net operating losses for the respective tax years were adjusted and the Company recorded UTP payable until the historical filings were amended and submitted to the IRS. The Company filed the amended tax returns with the IRS such that no UTP remained as of December 31, 2024 and the income tax provision for the year December 31, 2024 included a net tax benefit from the decrease in UTP payable, interest and penalties.
The following table summarizes the Company’s reconciliation of the beginning and ending unrecognized tax benefits:

	December 31,
(In thousands)	2025	2024
Balance – beginning of period	$—	$7,165
Settlements	—	(7,165)
Balance – end of period	$—	$—
As described in “Note 2 — Summary of Significant Accounting Policies,” and upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

(In thousands)	Year Ended December 31, 2025
Federal	$21,634
State	50
Total cash paid for income taxes, net of refunds	$21,684
Note 10 – Employee Retirement and Benefit Plans
Defined contribution employee savings plans
The Company’s qualified defined contribution employee savings plan allows eligible participants to defer, within prescribed limits, up to 75% of their income on a pre-tax basis through a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company contributed $0.5 million for each of the years ended December 31, 2025 and 2024 to its qualified defined contribution employee savings plan. The Company contributed $0.6 million for the year ended December 31, 2023 to its qualified defined contribution employee savings plan. The Company’s contributions vest over a five-year period.
Pension plans
As of December 31, 2025, approximately 1,350 of the Company’s employees were members of various unions and covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded $11.5 million, $13.1 million and $11.9 million in expenses for these plans for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has no obligation to fund the plans beyond payments made based upon hours worked. The risks of participating in multiemployer plans are different from single-employer plans, including in the following aspects:
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
The Company considers the following multiemployer pension plans to be significant:

		Pension Protection Zone Status (1)		FIR/RP Status Pending/Implemented	Surcharge Imposed	Expiration Date Of Collective- Bargaining Agreement
Multiemployer Pension Plans	EIN/Plan Number	2024	2023
Central Pension Fund of the IUOE and Participating Employers	36-6052390-001	Green	Green	No	No	3/31/2026
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617-001	Green	Green	No	No	9/30/2028
(1)The Pension Protection Act of 2006 requires plans that are certified as endangered (yellow) or critical (red) to develop and implement a funding improvement plan.

The Company’s cash contributions to each multiemployer pension and benefit plans are as follows:

	December 31,
(In thousands)	2025	2024	2023
Multiemployer pension plans
Central Pension Fund of the IUOE and Participating Employers	$694	$770	$793
Southern Nevada Culinary and Bartenders Pension Plan	2,162	2,352	2,115
Other pension plans	147	154	164
Total contributions	$3,003	$3,276	$3,072
Multiemployer benefit plans (excluding pension plans)
HEREIU Welfare Fund	$8,136	$9,030	$8,268
All other	—	—	2
Total contributions	$8,136	$9,030	$8,270
For the 2024 plan year, the latest period for which plan data is available, the Company made less than 5% of total contributions for all multiemployer pension plans to which the Company contributes.
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
The following table summarizes the fair value measurement of the Company’s long-term debt:

	December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$390,000	$390,488	Level 2
Revolving Credit Facility	45,000	44,550	Level 2
Finance lease liabilities	2,335	2,335	Level 3
Notes payable	1,343	1,343	Level 3
Total debt	$438,678	$438,716

	December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy
Term Loan B-1	$394,000	$393,508	Level 2
Revolving Credit Facility	20,000	19,700	Level 2
Finance lease liabilities	3,643	3,643	Level 3
Total debt	$417,643	$416,851
The estimated fair value of the Company’s term loan and outstanding borrowings under the Revolving Credit Facility is based on a relative value analysis performed as of December 31, 2025 and 2024. The finance lease liabilities and notes payable are fixed-rate debt, are not traded and do not have observable market inputs, therefore, the fair value is estimated to be equal to the carrying value.
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
The leases have remaining lease terms of less than 1 year and up to 30 years, some of which include options to extend the leases for an additional 1 to 25 years. The Company’s equipment leases include options to terminate the lease with 30 day notice. The Company assesses the options to extend or terminate the lease using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the ROU asset and lease liability.
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
The components of lease expense were as follows:

		Year Ended December 31,
(In thousands)	Classification	2025	2024
Operating lease cost
Operating lease cost	Operating and SG&A expenses	$20,235	$20,486
Variable lease cost	Operating and SG&A expenses	14,970	14,861
Short-term lease cost	Operating and SG&A expenses	4,644	5,473
Total operating lease cost		$39,849	$40,820

Finance lease cost
Amortization of leased assets	Depreciation and amortization	$1,562	$1,562
Interest on lease liabilities	Interest expense, net	112	287
Total finance lease cost		$1,674	$1,849

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used under operating lease agreements	$21,006	$22,507
Operating cash flows used under finance lease agreements	112	191
Financing cash flows used under finance lease agreements	1,310	1,283
Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands)	2025	2024
Operating leases
Operating lease right-of-use assets, gross (1)	$85,459	$92,784
Accumulated amortization (1)	(14,689)	(14,317)
Operating lease right-of-use assets, net	$70,770	$78,467

Current portion of operating leases (1)	$15,596	$15,128
Non-current operating leases(1)	69,403	78,328
Total operating lease liabilities	$84,999	$93,456

Finance leases
Property and equipment, gross	$8,954	$8,954
Accumulated depreciation	(6,494)	(4,932)
Property and equipment, net	$2,460	$4,022

Current portion of finance leases	$1,363	$1,308
Non-current finance leases	972	2,335
Total finance lease liabilities	$2,335	$3,643
(1)The Company made a short-term lease accounting policy election and does not recognize ROU assets or liabilities for operating leases with terms of 12 months or less.
The following presents additional information related to the Company’s leases as of December 31, 2025:

	December 31,
	2025	2024
Weighted average remaining lease term
Operating leases	8.5 years	8.9 years
Finance leases	3.2 years	3.6 years

Weighted average discount rate
Operating leases	6.3%	6.4%
Finance leases	3.7%	3.9%
Maturities of Lease Liabilities
As of December 31, 2025, maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2026	$21,193	$1,420	$22,613
2027	18,821	283	19,104
2028	16,188	182	16,370
2029	12,331	182	12,513
2030	10,766	182	10,948
Thereafter	40,049	213	40,262
Total lease payments	119,348	2,462	121,810
Amount of interest	(34,349)	(127)	(34,476)
Present value of lease liabilities	$84,999	$2,335	$87,334
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
Minimum and contingent operating lease income was as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Minimum rental income	$8,303	$8,014	$8,234
Contingent rental income	3,165	2,810	3,298
Total rental income	$11,468	$10,824	$11,532
Future minimum rent payments to be received under operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2026	$7,589
2027	5,005
2028	3,896
2029	2,263
2030	1,765
Thereafter	1,014
Total future minimum rent payments	$21,532
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

The aggregate contingent payments recognized by the Company as gaming expenses under participation agreements were $3.9 million and $192.7 million for the years ended December 31, 2024 and 2023, respectively.
Collective Bargaining Agreements
As of December 31, 2025, approximately 1,350 of the Company’s approximately 4,900 employees were covered by various collective bargaining agreements. The Company’s collective bargaining agreements expire between 2026 and 2029.
The collective bargaining agreements with the International Union of Operating Engineers, Local 501, AFL-CIO and United Steelworkers of America both expire on March 31, 2026. The collective bargaining agreement with the International Union of Security, Police, and Fire Professionals of America expires on February 28, 2028. The collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 1780 expires on July 31, 2028. The collective bargaining agreement with the Culinary Workers Union, Local 226 and Bartenders Union, Local 165 expires on September 30, 2028. Lastly, the collective bargaining agreement with the Professional, Clerical and Miscellaneous Employees, Teamsters Local Union 986 (valet and warehouse) expires on August 31, 2029.
There can be no assurance that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to the Company.
Employment Agreements
The Company has entered into at-will employment agreements with certain of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executive officers are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive officer is also provided with other benefits as set forth in his employment agreement. In the event of terminations without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $5.3 million for Blake L. Sartini, $3.4 million for Charles H. Protell and $2.4 million for Blake L. Sartini II (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2025, subject to amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options, RSUs and PSUs). In the event of terminations of employment of the Company’s executive officers due to a change of control, the amount of estimated severance payments to Blake L. Sartini would be up to $7.9 million, with the rest of the executive officers receiving the same estimated severance payments as in the event of terminations of employment without “cause” or a “constructive termination.”
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
Note 14 – Related Party Transactions
On November 6, 2025, the Company entered into a definitive agreement to sell its operating assets to Blake L. Sartini, the Chairman of the Board and Chief Executive Officer of Golden, and affiliates, and seven of our casino real estate assets to VICI Properties Inc. See “Note 1 — Nature of Business and Basis of Presentation” for additional information.
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Blake L. Sartini and 1.67% owned by each of Mr. Sartini’s three children (including Blake L. Sartini, II). In addition to his role as the Chairman of the Board and Chief Executive Officer, Mr. Sartini is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Sartini II serves as the Company’s Chief Operating Officer. The lease commenced in August 2020 and expires on December 31, 2030. The Company incurred rent expense of $0.3 million for each of the years ended December 31, 2025, 2024 and 2023.

A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2025, 2024 and 2023 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of December 31, 2025 and 2024.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and various cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department reviews the cost-sharing arrangements and reimbursements on a regular basis. On August 6, 2024, the Audit Committee of the Board of Directors approved an amendment to the aircraft time-sharing, co-user and cost-sharing agreement in connection with Sartini Enterprises, Inc.’s purchase of the aircraft. The terms and conditions of the amendment are materially consistent with the original agreement. For each of the years ended December 31, 2025 and 2024, the Company incurred $0.1 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. The Company incurred $0.3 million under such agreements for the year ended December 31, 2023. The Company was owed $0.1 million under such agreements as of December 31, 2025 and 2024, respectively.
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
The Nevada Casino Resorts reportable segment is comprised of destination casino resort properties offering a variety of food and beverage outlets, entertainment venues and other amenities. The casino resort properties in this segment cater primarily to a regional drive-in customer base seeking a value-oriented vacation experience, with guests typically traveling from Southern California or Arizona. The Company’s casino resort properties in Nevada have a significantly larger number of hotel rooms compared to the other casino properties in its portfolio. While hotel stays at these casino resorts are typically longer, the overall frequency of visitation from guests is lower when compared to the Nevada Locals Casinos.
The Nevada Locals Casinos reportable segment is comprised of casino properties that cater to local customers who generally live within a five-mile radius of these properties. The Company’s locals casino properties typically experience a higher frequency of customer visits compared to its casino resort properties, with many of the customers visiting the Company’s Nevada Locals Casinos on a weekly basis. The casino properties within this reportable segment have a limited number or no hotel rooms and offer fewer food and beverage outlets or other amenities, with revenues primarily generated from slot machine play.
The Nevada Taverns reportable segment is comprised of branded tavern locations that offer a casual, upscale environment catering to local patrons offering superior food, craft beer and other alcoholic beverages and are typically limited to 15 slot machines. Prior to the sale of the Company’s distributed gaming operations in Nevada, the Company owned and operated the slot machines located within each tavern. Following the sale, slot machines at the Company’s branded tavern locations are owned and operated by the independent third-party that acquired the distributed gaming operations from the Company. Accordingly, the Company typically receives a large percentage of the gaming revenue from the tavern slot machines in exchange for allowing the independent third-party to place the slot machines in the taverns.
As discussed in “Note 1 — Nature of Business and Basis of Presentation” and “Note 3 — Divestitures,” the Company completed the sales of Rocky Gap and its distributed gaming operations in Montana and Nevada on July 25, 2023, September 13, 2023 and January 10, 2024, respectively. Prior to its sale, the operations of Rocky Gap were presented in the Company’s Maryland Casino Resort reportable segment. Prior to its sale, the results of the distributed gaming operations in Montana were combined with the results of the distributed gaming operations in Nevada and presented in the Company’s Distributed Gaming reportable segment. Accordingly, the segment expense categories for the reportable segments divested in 2023 and 2024 were not material in 2024 and thus, were not presented separately in the tables below.
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
The Company’s revenues, significant expenses and Adjusted EBITDA by reportable segment and reconciliation of the total of the Company’s consolidated Adjusted EBITDA to the Company’s consolidated net income determined in accordance with GAAP are presented in the table below:

	Year Ended December 31, 2025
(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Revenues
Gaming	$153,881	$108,048	$54,203	$316,132	$—	$316,132
Food and beverage	89,118	25,479	48,339	162,936	—	162,936
Rooms	96,430	8,694	—	105,124	—	105,124
Other (1)	36,212	8,696	4,657	49,565	1,154	50,719
Total revenues	375,641	150,917	107,199	633,757	1,154	634,911
Segment (expenses) income
Payroll and related	(150,001)	(37,510)	(28,797)	(216,308)	—	(216,308)
Operating expenses	(112,632)	(37,741)	(38,367)	(188,740)	—	(188,740)
Cost of sales	(22,851)	(8,404)	(14,612)	(45,867)	—	(45,867)
Other segment items (2) (3)	2,241	651	(212)	2,680	(46,643)	(43,963)
Adjusted EBITDA	$92,398	$67,913	$25,211	$185,522	$(45,489)	$140,033
Adjustments
Depreciation and amortization						(90,282)
Non-cash lease benefit						402
Share-based compensation						(9,249)
Loss on disposal of assets						(10,240)
Preopening and related expenses						(718)
System implementation costs (4)						(638)
Other, net						(7,777)
Interest expense, net						(30,665)
Loss before income tax benefit						(9,134)
Income tax benefit						3,091
Net loss						$(6,043)
(1)    Includes lease revenue accounted for under ASC 842 for the arrangements in which the Company is a lessor. Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Leases” for details.
(2) Other segment items for each reportable segment included the following items:
•Nevada Casino Resorts — expenses included depreciation and amortization, non-cash lease expense, share-based compensation, loss on disposal of assets, preopening and related expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.

•Nevada Locals Casinos — expenses included depreciation and amortization, non-cash lease expense, share-based compensation, loss on disposal of assets, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
•Nevada Taverns — expenses included depreciation and amortization, non-cash lease benefit, loss on disposal of assets, preopening and related expenses, interest expense, and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(3) Other segment items in Corporate and Other included payroll and related, operating expenses, depreciation and amortization, non-cash lease benefit, share-based compensation, gain on disposal of assets, preopening and related expenses, system implementation cost, interest expense and other non-cash charges that are deemed to be not indicative of the Company’s core operating results.
(4) System implementation costs represent expenses related to the implementation of new enterprise resource planning, finance, payroll, and human capital management software.

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
Assets
The Company’s assets by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts	Nevada Locals Casinos	Nevada Taverns	Total Reportable Segments	Corporate and Other	Consolidated
Balance at December 31, 2025	$657,458	$152,365	$144,557	$954,380	$63,704	$1,018,084

Balance at December 31, 2024	$714,907	$158,864	$151,633	$1,025,404	$54,502	$1,079,906
Capital Expenditures
The Company’s capital expenditures by segment consisted of the following amounts:

(In thousands)	Nevada Casino Resorts (1)	Nevada Locals Casinos (2)	Nevada Taverns (3)	Distributed Gaming (4)	Maryland Casino Resort	Total Reportable Segments	Corporate and Other (5)	Consolidated
For the year ended December 31, 2025	$27,057	$8,698	$5,770	$—	$—	$41,525	$5,956	$47,481

For the year ended December 31, 2024	$29,012	$11,648	$4,744	$240	$—	$45,644	$4,256	$49,900

For the year ended December 31, 2023	$60,441	$5,691	$3,369	$9,537	$435	$79,473	$6,404	$85,877
(1)Capital expenditures in the Nevada Casino Resorts reportable segment excluded non-cash purchases of property and equipment of $0.5 million, $1.2 million, and $1.0 million as of December 31, 2025, 2024, and 2023, respectively.
(2)Capital expenditures in the Nevada Locals Casinos reportable segment excluded non-cash purchases of property and equipment of $0.2 million and $0.3 million as of December 31, 2025 and 2024, respectively.
(3)Capital expenditures in the Nevada Taverns reportable segment excluded non-cash purchases of property and equipment of $0.2 million, $0.2 million and $0.7 million as of December 31, 2025, 2024 and 2023, respectively.
(4)Capital expenditures in the Distributed Gaming reportable segment excluded non-cash purchases of property and equipment of $0.2 million as of December 31, 2023.
(5)Capital expenditures for Corporate and Other excluded non-cash purchases of property and equipment of $0.3 million as of December 31, 2025, 2024 and 2023, respectively.
Note 16 – Subsequent Events
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements.
As discussed in “Note 8 — Shareholders’ Equity and Stock Incentive Plans,” subsequent to the fiscal year end, on February 24, 2026, the Company’s Board of Directors authorized its next recurring quarterly cash dividend of $0.25 per share of the Company’s common stock payable on April 1, 2026 to shareholders of record as of March 18, 2026. In addition, as discussed in “Note 7 — Long-Term Debt,” on January 28, 2026, the Company repaid $8 million under its Revolving Credit Facility, thereby increasing the borrowing availability to $203 million.
There were no additional subsequent events that occurred after December 31, 2025 but prior to the date of issuance of the consolidated financial statements that would require adjustment to or disclosure in the consolidated financial statements as of December 31, 2025.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.
c.Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f)) did not adopt or terminate any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2025.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Our Directors and Executive Officers
Our Board currently consists of five members. Biographical information for each of our directors and executive officers as of the date of this Annual Report is set forth below. Executive officers serve at the discretion of our Board of Directors. There are no family relationships between our directors and executive officers, other than Blake L. Sartini II, our Executive Vice President and Chief Operating Officer, who is the son of Blake L. Sartini.

Name	Age	Position with Golden	Principal Occupation/Business
Blake L. Sartini	67	Chairman of the Board and Chief Executive Officer	Executive Officer and Director of Golden and certain of its subsidiaries and affiliates
Andy H. Chien	50	Independent Director	Managing Member of Entertainment Leisure Management LP
Ann D. Dozier	58	Independent Director	Executive Vice President, Chief Information Officer of Ahold Delahize USA
Mark A. Lipparelli	60	Independent Director	Managing Member and Chief Executive Officer of GVII, LLC, Managing Member of CAMS, LLC and Chairman and Managing Member of SBOpco, LLC
Terrence L. Wright	76	Independent Director	Board Member of Westcor Land Title Insurance Company
Charles H. Protell	51	President and Chief Financial Officer	Executive Officer of Golden and certain of its subsidiaries and affiliates
Blake L. Sartini II	40	Executive Vice President and Chief Operating Officer	Executive Officer of Golden and certain of its subsidiaries and affiliates
Viktoryia G. Pulliam	43	Senior Vice President and Chief Accounting Officer	Executive Officer of Golden and certain of its subsidiaries and affiliates
Executive Officers
Below is information about our executive officers:
Blake L. Sartini joined Golden as Chairman of the Board and Chief Executive Officer in July 2015 in connection with the Sartini Gaming merger and served as the President of Golden from that time until August 2019. Prior to the merger, Mr. Sartini served as the President and Chief Executive Officer of Sartini Gaming from its formation in January 2012, and as the founder and Chief Executive Officer of Golden Gaming, which he established in 2001. Prior to Golden Gaming, Mr. Sartini served in various management and executive positions with Stations Casinos from 1985 to 2001, including as Executive Vice President and Chief Operating Officer upon Golden’s public offering in 1993. Additionally, he served as a director of Station Casinos from 1993 until 2001. In 1986, Mr. Sartini founded Southwest Services, Inc. (the predecessor to Golden Gaming) and served as its President beginning in 1993. Before joining Station Casinos, he held key operational positions with the El Cortez Hotel and Casino, as well as the Barbary Coast Hotel and Casino. Mr. Sartini is a member of the University of Nevada, Las Vegas Foundation’s Board of Trustees and was appointed to the Nevada Gaming Policy Committee in March 2014 by Governor Sandoval. Mr. Sartini received a Bachelor of Science degree in Business Administration from the University of Nevada, Las Vegas. Mr. Sartini’s position as our Chairman and Chief Executive Officer, together with his deep knowledge of our business as a founder of Golden Gaming and his extensive executive management and industry experience gained over more than 30 years in the gaming industry, makes him a highly qualified and valuable member of our Board.
Charles H. Protell joined Golden as Executive Vice President, Chief Strategy Officer and Chief Financial Officer in November 2016 and was promoted to President in August 2019. Mr. Protell previously also served as Golden’s Treasurer. Prior to joining Golden, Mr. Protell served as managing director at Macquarie Capital’s investment banking group since May 2011, and as co-founder and a managing director at REGAL Capital Advisors from January 2009 until its acquisition by Macquarie Capital in May 2011. Prior to co-founding REGAL Capital Advisors, Mr. Protell held various investment banking roles at Credit Suisse, Deutsche Bank and CIBC World Markets. Mr. Protell received a Bachelor of Science degree in Commerce from the University of Virginia.
Blake L. Sartini II joined Golden as Senior Vice President of Distributed Gaming in July 2015 in connection with the Sartini Gaming merger, was promoted to Executive Vice President of Operations in June 2021, and became Golden’s Executive Vice President and Chief Operating Officer in March 2024. In his current role, Mr. Sartini II assumed additional responsibility for the oversight of all Golden’s operating casinos in addition to overseeing Golden’s Nevada taverns. From January 2010 until the Sartini Gaming merger, Mr. Sartini II served in various roles with Sartini Gaming, including as Vice President of Operations for GRO, a subsidiary of Sartini Gaming, from September 2014, as assistant director for GRO from January 2012 to September 2014, and as a marketing manager from January 2010 to January 2012. Prior to joining Sartini Gaming, Mr. Sartini II served as senior business associate with the Ultimate Fighting Championship for its international event operations and talent relations in the United Kingdom. Mr. Sartini II received a Bachelor of Science degree in Business Administration from Chapman University in Orange, California.
Viktoryia G. Pulliam joined Golden as Director of Financial Reporting, Technical and Corporate Accounting in July 2020, was promoted to Vice President of Financial Reporting, Technical and Corporate Accounting in April 2022, and became Golden’s Senior Vice President and Chief Accounting Officer in March 2025. Mrs. Pulliam has over 16 years of financial leadership experience, including nine years with public accounting firm Deloitte & Touche, where she concluded her tenure as a Senior Manager serving a variety of companies in the gaming industry. Prior to joining Golden, she served as a Director of Financial Reporting at Everi Holdings Inc. from May 2018 to July 2020, overseeing financial reporting and corporate accounting functions as well as regulatory compliance across multiple U.S. and international jurisdictions. Mrs. Pulliam is a licensed Certified Public Accountant in the state of Nevada and serves as a member of the Board of Directors of the Accounting Advisory Board at the UNLV Lee Business School. Mrs. Pulliam earned her Bachelor of Science degree in Accounting, summa cum laude, from the University of Nevada, Las Vegas.
Non-Employee Directors
Below is information about our non-employee directors:
Andy H. Chien currently serves as the Managing Member of Entertainment Leisure Management LP and previously served as the Chief Financial Officer and Treasurer of MGM Growth Properties LLC (NYSE:MGP), a position he held since its initial public offering in April 2016 until its sale to VICI Properties in April 2022. From 2009 to 2016, Mr. Chien held various roles at Greenhill & Co., a boutique investment banking firm, most recently serving as a Managing Director responsible for the firm’s REIT, gaming, lodging and leisure clients. Prior to that, Mr. Chien worked in the investment banking departments at UBS Investment Bank and Citigroup/Salomon Smith Barney. He has also held various positions at Commerce One and Intel Corporation. Mr. Chien received a master of business administration degree in finance and real estate from the UCLA Anderson School of Management, and a Bachelor of Science degree in Electrical Engineering, summa cum laude, from the University of Michigan. We believe Mr. Chien’s qualifications to sit on our Board include his business, leadership and investment banking experience and his familiarity with the gaming, entertainment and real estate markets in which we operate.
Ann D. Dozier currently serves as Chief Information Officer (“CIO”) for a leading grocery retail group, Ahold Delhaize USA. In this position, which she has held since February 2025, she oversees the entirety of information technology in support of the U.S. brands - Food Lion, Giant Food, The GIANT Company, Hannaford and Stop & Shop - which together operate more than 2,000 retail stores and significant e-commerce businesses that nourish more than 24 million customers each week. Prior to taking on this role, Mrs. Dozier served as Chief Information and Technology Officer of Southern Glazer’s Wine and Spirits, LLC since 2015. Mrs. Dozier also served in technology, commercial, and transformational leadership roles at The Coca-Cola Company, Inc., Coca-Cola Enterprises, Inc., Dean Foods and Colgate Palmolive. She was also named the 2024 Consumer Goods Technology CIO of the Year, and in 2023 received the Woman of Wonder award in recognition of her support of community efforts empowering young women to pursue careers in technology. Mrs. Dozier earned a Bachelor of Science degree in economics from the University of Georgia and attended Harvard Business School’s Executive Management Program. Mrs. Dozier is highly qualified to sit on our Board due to her extensive experience as an executive in the food and beverage industry with particular strengths in global technology including both enterprise resource planning and digital transformations, cybersecurity, business operations, and mergers and acquisitions.
Mark A. Lipparelli currently serves as the Managing Member and Chief Executive Officer of GVII, LLC; the Managing Member of CAMS, LLC, a technology services company to the online gaming industry; Chairman and Managing Member of SBOpco, LLC, a sportsbook company formerly operating as SuperBook; Chairman of the Board of Directors for Galaxy Gaming, Inc., a company that develops, manufactures and distributes innovative proprietary table games, state-of-the-art electronic wagering platforms and enhanced bonusing systems to land-based, riverboat, cruise ship and online casinos worldwide; and Board member of the General Commercial Gaming Regulatory Authority. Additionally, Mr. Lipparelli serves as an advisor to various operating and investment entities through his role as Managing Member of GVIII, LLC. Mr. Lipparelli also formerly represented State Senate District 6 in the Nevada Legislature, having been appointed to the post in December 2014, and served on a number of Senate committees. Mr. Lipparelli has also twice been an appointee to the Nevada Gaming Policy Committee. Between 2009 and 2012, Mr. Lipparelli served as a board member and chairman of the Nevada Gaming Control Board. Between 2002 and 2007, Mr. Lipparelli served in various executive management positions at Bally Technologies, Inc., a gaming technology supply company listed on the NYSE, including as Executive Vice President of Operations. Prior to joining Bally Technologies, Inc., Mr. Lipparelli served as Executive Vice President and then President of Shuffle Master, Inc., a publicly traded gaming supply company, from 2001 to 2003; as Chief Financial Officer of Camco, Inc., a retail chain holding company, from 2000 to 2001; as Senior Vice President of Entertainment Systems for Bally Gaming, Inc. (a subsidiary of publicly traded Alliance Gaming Corporation), from 1998 to 2000; and various management positions including Vice President of Finance for publicly traded Casino Data Systems from 1993 to 1998. Mr. Lipparelli is a Board Trustee Emeritus of the University of Nevada Foundation, former Chairman of the Board of the International Center for Responsible Gaming, member of the International Association of Gaming Advisors and a member of the International Masters of Gaming Law. Mr. Lipparelli holds a Bachelor of Science degree in Finance and a master’s degree in Economics from the University of Nevada, Reno. Among other qualifications, Mr. Lipparelli brings over 25 years of experience in the gaming industry, including his service as Chief Executive Officer of a strategic advisory and product development firm and various executive management positions at companies serving the gaming industry. He also provides information security expertise to our Board through his leadership positions with technology services companies, and contributes his legislative experience with the State Senate and past roles with the Nevada Gaming Control Board.
Terrence L. Wright serves as a board member of Westcor Land Title Insurance Company, a company he founded in 1991 and which is licensed to issue policies of title insurance throughout the United States. Mr. Wright is an emeritus member of and past Chairman of the University of Nevada Las Vegas Foundation Board, served on the Board of Directors of Southwest Gas Holdings, Inc. (NYSE:SWX) until May 2017, and is the past Chairman for the Nevada Development Authority, the Nevada Land Title Association and the Nevada Chapter of the Young Presidents’ Organization. He has also served as Board member for the Las Vegas Monorail, Pioneer Citizens Bank, First Interstate Bank, Service First Bank of Nevada and the Boy Scouts of America. Mr. Wright received a Bachelor of Science degree in Business Administration and a juris doctor from DePaul University, Chicago, and is a member of the California and Illinois bar associations. We believe Mr. Wright’s qualifications to sit on our Board include his business and leadership experience (including serving as Chairman of the Board of Westcor Land Title Insurance Company), his service as a director of other public companies, and his familiarity with the residential and commercial real estate markets in which we operate.
The address of each of the directors and executive officers of Golden’s listed above is 6595 S. Jones Boulevard, Las Vegas, Nevada 89118.
Corporate Governance
Board of Directors
Our Board of Directors has the following three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance Committee. The membership and functions of each standing committee are described below. Each standing committee operates under a written charter which, along with our Code of Business Conduct and Ethics, can be found in the Governance section of our website at https://goldenent.com/governance.html. The information on our website is not part of this Annual Report or any other report or registration statement that we furnish to or file with the SEC. In addition, the Board of Directors has formed a Compliance Committee, the membership and functions of which are described below.
Audit Committee
Our Audit Committee currently consists of Mr. Lipparelli (Chair), Mr. Chien and Mrs. Dozier. Our Board of Directors has determined that Mr. Lipparelli qualifies as an “audit committee financial expert,” as that term is defined in the rules and regulations established by the SEC. In addition, Mrs. Dozier has extensive experience in information security matters. All members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq Stock Market rules.
The Audit Committee operates under an amended and restated written charter adopted by the Board of Directors. The primary duties and responsibilities of the Audit Committee are to (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) monitor management’s efforts related to the information security matters and review management’s approach to identifying and mitigating information security risks; (iii) review and appraise the audit performed by our independent auditors, who report directly to the Committee; and (iv) provide an open avenue of communication among the independent auditors, financial and senior management and the Board of Directors. The Audit Committee is also charged with oversight of our policies regarding risk assessment and management, including our policies regarding management of financial and information security risk exposure and review of related party transactions (as described in the section captioned in “Item 13 — Certain Relationships and Related Transactions, and Director Independence”), and our management also briefs the Audit Committee on information security risk matters quarterly, or as often as needed. The charter also requires the Audit Committee (or designated members of the Audit Committee) to review and pre-approve the annual engagement letter and the performance of all audit and non-audit accounting services to be performed by our independent registered public accounting firm (independent auditors), other than certain de minimis exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002. The Audit Committee also reviews the independence of our independent auditors and is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The responsibilities and activities of the Audit Committee are described in greater detail under the caption “Report of the Audit Committee of the Board,” in “Item 14 — Principal Accounting Fees and Services.”

The Audit Committee held four meetings during the year ended December 31, 2025. The Audit Committee also held executive sessions on several occasions during the year with company management not present.
Compensation Committee
Our Compensation Committee currently consists of Mr. Wright (Chair), Mr. Chien and Mrs. Dozier. All members of our Compensation Committee are also “non-employee directors” as defined by Rule 16b-3 under the Exchange Act.
The Compensation Committee operates under a written amended and restated charter adopted by the Board of Directors. The Compensation Committee is responsible for reviewing periodically our compensation plans, philosophy and programs, and overseeing the evaluation and compensation of our executive officers. The Compensation Committee also administers our incentive compensation plans, including our Restated 2015 Plan, and our clawback policy. Under the Compensation Committee charter, our Chief Executive Officer has been delegated the authority to grant awards under our equity compensation plans to persons who are employees of Golden at or below the senior vice president level who are not serving as executive officers of Golden nor deemed to be a “named executive officer” of Golden within the meaning of SEC rules and regulations, provided that no such grant for any one individual may exceed 10,000 shares and all such grants after April 1, 2018 may not exceed 100,000 shares in the aggregate, in each case without the prior approval of the Compensation Committee. Under the Restated 2015 Plan, the Compensation Committee may delegate its duties and responsibilities to subcommittees of our directors and/or officers for awards to certain non-executive employees, subject to certain limitations that may be imposed under applicable law or regulation, including Section 16 of the Exchange Act, and/or stock exchange rules, as applicable.
The Compensation Committee has the authority, to the extent it deems necessary or appropriate, to retain a compensation consultant to assist in the evaluation of executive officer compensation. The Compensation Committee also has the sole authority to approve the consultant’s fees and other retention terms. The Compensation Committee also has the authority, to the extent it deems necessary or appropriate, to retain other advisors. Golden will provide appropriate funding, as determined by the Compensation Committee, for payment of compensation to any consulting firm or other advisors hired by the Compensation Committee.
The Compensation Committee held four meetings during the year ended December 31, 2025. Our Chief Executive Officer does not participate in deliberations concerning, and was not present for the vote on, his compensation arrangements.
Corporate Governance Committee
Our Corporate Governance Committee currently consists of Mrs. Dozier (Chair), Mr. Chien and Mr. Wright.
The Corporate Governance Committee operates under a written amended and restated charter adopted by the Board of Directors. The primary role of the Corporate Governance Committee is to (i) review and periodically reassess the overall corporate governance guidelines and policies for Golden; (ii) consider and make recommendations to the full Board of Directors concerning the appropriate size, organization, function and needs of the Board of Directors, including establishing criteria for Board of Directors membership and considering, recruiting and recommending candidates (including those recommended by shareholders) to fill new Board of Directors positions; (iii) annually reviewing performance of the current members of the Board of Directors; and (iv) recommending a slate of nominees to the Board of Directors to be considered for election or re-election at our annual meeting of shareholders. The Corporate Governance Committee is also responsible for reviewing and evaluating the performance of the Board of Directors, including overseeing the annual self-evaluation process for the Board of Directors and each of our standing committees, and ensuring that the Board of Directors receives periodic briefings and education on core concepts and trends that impact our industry, business and communities we operate in.
The Corporate Governance Committee also has oversight over corporate social responsibility initiatives, including human capital matters, and is committed to incorporating environmentally sustainable and socially responsible practices into our business operations, with an ongoing focus on environmental excellence, sustainability governance and social impact. The Committee reviews corporate social responsibility matters as they pertain to the Company’s business and long-term value creation for the Company and its shareholders, and makes recommendations to the Board of Directors regarding these issues.
The Corporate Governance Committee also reviews candidates for director and executive officer positions and presents qualified candidates to the full Board of Directors for nomination. Qualified candidates will be considered without regard to race, color, religion, gender, ancestry, national origin or disability. The Corporate Governance Committee will consider each candidate’s general business and industry experience, his or her ability to act on behalf of shareholders, potential concerns regarding director independence or conflicts of interest and other factors relevant in evaluating director nominees and executive officer candidates. Additionally, the Board of Directors will consider whether or not the candidate would be found suitable to be issued a gaming license. This is a requirement of continued Board of Directors membership and executive officer positions, as our directors and executive officers are subject to a variety of regulatory and licensing requirements in the various jurisdictions in which we operate gaming facilities. If any gaming authority with jurisdiction over our business were to find any of our directors or executive officers unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever our relationship with that person. If the Corporate Governance Committee approves a new candidate for further review following an initial screening, the Corporate Governance Committee will establish an interview process for the candidate. Generally, the candidate will meet with the members of the Corporate Governance Committee, along with our Chief Executive Officer, and President and Chief Financial Officer. Contemporaneously with the interview process, the Corporate Governance Committee will conduct a comprehensive conflicts-of-interest assessment of the new candidate. The Corporate Governance Committee will consider reports of the interviews and the conflicts-of-interest assessment to determine whether to recommend the candidate to the full Board of Directors. The Corporate Governance Committee will also take into consideration the candidate’s personal attributes, including, without limitation, personal integrity, loyalty to us and concern for our success and welfare, willingness to apply sound and independent business judgment, awareness of a director’s vital part in good corporate citizenship and image, time available for meetings and consultation on company matters, and willingness to assume fiduciary responsibility.
Recommendations for candidates to be considered for election to the Board of Directors at our annual shareholder meetings may be submitted to the Corporate Governance Committee by our shareholders. Candidates recommended by our shareholders will be considered under the same standards as candidates that are identified by the Corporate Governance Committee. In order to make such a recommendation, a shareholder must submit the recommendation in writing to the Corporate Governance Committee, in care of our Secretary at our corporate office address, at least 120 days prior to the mailing date of the previous year’s Annual Meeting proxy statement. To enable the Committee to evaluate the candidate’s qualifications, shareholder recommendations must include the following information:
•The name and address of the nominating shareholder and of the director candidate;
•A representation that the nominating shareholder is a holder of record of our common stock and entitled to vote at the current year’s Annual Meeting;
•A description of any arrangements or understandings between the nominating shareholder and the director candidate or candidates being recommended pursuant to which the nomination or nominations are to be made by the shareholder;
•A resume or biographical information detailing the educational, professional and other information necessary to determine if the nominee is qualified to hold a Board of Directors position;
•Such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had such nominee been nominated by the Board of Directors; and
•The consent of each nominee to serve as a director if so elected.
The Corporate Governance Committee held four meetings during the year ended December 31, 2025.
Compliance Committee
Our Compliance Committee currently consists of: Mr. Lipparelli (Chair) and Mr. Wright (each of whom is a director of Golden), and Charles H. Protell, our President and Chief Financial Officer. In addition, the Nevada Gaming Control Board requires all non-restricted casino licensees in Nevada to include an independent committee member on its Compliance Committee and we therefore have engaged Thomas Jingoli, President and Chief Operating Officer for Konami Gaming, Inc., to serve in that role.
The Compliance Committee was formed by the Board of Directors. The primary purpose of the Compliance Committee is to oversee the proper implementation of our Gaming Compliance and Reporting Plan (the “Compliance Plan”) that is required by our order of registration with the Nevada Gaming Commission. Among other things, the role of the Compliance Committee is to: (i) ensure the effective implementation of the Compliance Plan; (ii) review and reassess periodically the adequacy of the Compliance Plan and the applicable reporting system utilized by our corporate compliance officer, and recommend any changes as deemed appropriate; (iii) identify and bring to the attention of the Board of Directors current and emerging corporate gaming and regulatory compliance trends and issues that may affect our business operations, performance, public image or compliance with applicable local, state and federal laws; (iv) provide oversight and periodic review of our regulatory compliance policies, programs and systems; and (v) generally make recommendations to the Board of Directors on gaming and regulatory compliance matters.
The Compliance Committee held four meetings during the year ended December 31, 2025.

Compensation Committee Interlocks and Insider Participation
The current members of the Compensation Committee are Mr. Wright (Chair), Mr. Chien and Mrs. Dozier. There were no relationships among members of the Compensation Committee, members of our Board of Directors or executive officers of Golden who served during the year ended December 31, 2025 that require disclosure under Item 407(e) of Regulation S-K promulgated under the Exchange Act.
Code of Ethics
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
Insider Trading Policy
We have insider trading policies and procedures that govern the purchase, sale and other dispositions of our securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during our fiscal year ended December 31, 2025, all of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.
In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities.
ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION
Director Compensation Program
Under our non-employee director compensation program, non-employee members of our Board of Directors receive annual cash retainers for board and committee service, payable in arrears in quarterly installments, and an annual time-based restricted stock unit (“RSU”) award under the Restated 2015 Plan. The annual cash retainers provided to our non-employee directors are outlined below:

Title	Annual Cash Retainer ($)
Board Service	60,000
Audit Committee - Chair	25,000
Audit Committee - Member	12,500
Compensation Committee - Chair	20,000
Compensation Committee - Member	10,000
Corporate Governance Committee - Chair	15,000
Corporate Governance Committee - Member	7,500
Compliance Committee - Chair	20,000
Compliance Committee - Member	10,000
We do not currently pay additional compensation to a director for serving as our Lead Independent Director. For the annual time-based RSU award, the number of units issued each year is equal to $162,500 divided by the 10-day trailing average closing price of our common stock for the period preceding the date of grant. Each annual award vests in full on the first anniversary of the grant date. All such awards vest in full in the event of a “Change in Control” (as defined in the Restated 2015 Plan) or the director’s termination of service due to death or disability. Our average non-employee director compensation structure is set near the peer group median, with a competitive mix of equity and cash. The peer group for setting director compensation is the same peer group used by the Compensation Committee for purposes of setting executive compensation, as discussed below under “Compensation Discussion and Analysis.”
Director Stock Ownership Guidelines
Under our Stock Ownership Guidelines, non-employee directors are expected to own Golden common stock with a market value equal to five times the value of the non-employee director’s annual cash retainer (excluding any annual cash retainer for committee membership or chairmanship), for as long as he or she remains a non-employee director. Under the Stock Ownership Guidelines, applicable ownership of common stock includes:
•Shares held of record or beneficially by the non-employee director, by his or her spouse, or by trusts for the benefit of the non-employee director, his or her spouse, or members of his or her immediate family;
•Shares held in a 401(k) or other qualified pension or profit-sharing plan or deferred compensation plan for the benefit of the non-employee director; and
•Time-based RSUs that are subject to vesting restrictions based on continued service.
However, the following do not count towards ownership under the current Stock Ownership Guidelines: (i) any performance-based awards that are subject to forfeiture based on Golden’s attainment of performance goals set by the Compensation Committee, or (ii) shares of common stock subject to outstanding and unexercised stock options or warrants, whether vested or unvested and whether exercisable or unexercisable. As of December 31, 2025, each of the non-employee directors met our Stock Ownership Guidelines.
On February 24, 2026, upon recommendation by our Compensation Committee, our Board of Directors approved the accelerated vesting and settlement of the annual time-based RSU awards that were granted on May 23, 2025 to all of our non-employee directors, effective as of February 27, 2026. In accordance with the applicable award agreements, absent this acceleration, the unvested portion of such awards would have been subject to a non-employee director’s continued service with the Company through May 22, 2026.
In addition, the Board of Directors approved the grant of RSU awards to all of our non-employee directors, effective as of February 27, 2026, with each non-employee director receiving 5,643 RSU awards (representing $162,500 divided by the 10-day trailing average closing price preceding the grant date). These RSU awards would have otherwise been granted to the non-employee directors on the date of our 2026 annual meeting of stockholders in accordance with the Golden Entertainment, Inc. Non-Employee Director Compensation Program. The RSU awards that were granted to our non-employee directors will vest on May 22, 2027, subject to the director’s continued service through such date. To the extent such awards become vested in accordance with the applicable award agreement, including upon the closing of the Sale Transaction, they will be settled in the form of cash; provided that, in the event the master transaction agreement is terminated prior to the closing contemplated thereunder, Golden will be permitted to settle the awards in shares of Company’s common stock.
2025 Director Compensation Table
The following table sets forth a summary of the compensation paid to our non-employee directors pursuant to our compensation policies for the year ended December 31, 2025. Mr. Sartini is not paid any fees or other compensation for services as a member of our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Andy H. Chien (2)	90,000	158,962	248,962
Ann D. Dozier (2)	97,500	158,962	256,462
Mark A. Lipparelli (2)	105,000	158,962	263,962
Terrence L. Wright (2)	97,500	158,962	256,462
(1)Represents the full grant date fair value of the awards granted to our non-employee directors in 2025, as calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 — Stock Compensation. The full grant date fair value is the amount Golden will expense over the awards’ vesting period. The amounts do not reflect the actual amounts that may be realized by the non-employee directors. A discussion of the assumptions used in the valuation of the stock awards may be found in “Note 8 — Shareholders’

Equity and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.
(2)As of December 31, 2025, the individuals who served as non-employee directors during 2025 held the following outstanding option awards and RSU awards:

Name	Shares Underlying Option Awards (#)	RSU Awards (1) (#)
Andy H. Chien	—	15,429
Ann D. Dozier	—	5,762
Mark A. Lipparelli	—	15,429
Terrence L. Wright	30,000	15,429
(1)Includes dividend equivalents issued on 2025 RSU awards.
Executive Compensation
Compensation Discussion and Analysis
The information contained in this Compensation Discussion and Analysis (“CD&A”) and the executive compensation disclosures below are provided for the individuals who were Golden’s named executive officers for the year ended December 31, 2025, who we refer to collectively as the “NEOs”:
•Blake L. Sartini, Chief Executive Officer and Chairman of the Board of Directors;
•Charles H. Protell, President and Chief Financial Officer;
•Blake L. Sartini II, Executive Vice President and Chief Operating Officer;
•Viktoryia G. Pulliam, Senior Vice President and Chief Accounting Officer; and
•Thomas E. Haas, Former Senior Vice President and Chief Accounting Officer.
Executive Summary - 2025 Golden Executive Compensation Program
The Compensation Committee has designed our compensation programs and practices to drive financial performance and senior management focus on our business strategy. Our compensation programs and practices are intended to reward superior corporate performance and provide long-term incentives to employees in roles critical to our future.
Annual Incentive Bonuses. Our Compensation Committee approved a 2025 performance-based annual incentive program (the “2025 Annual Incentive Program”). Our NEOs’ target incentive opportunities were set consistent with competitive market levels. The 2025 Annual Incentive Program was based on Adjusted EBITDA (as calculated for 2025 Annual Incentive Program purposes) with payout opportunities ranging from 0% to 200% of target. Based on review of both financial and non-financial performance during 2025, on February 23, 2026, the Compensation Committee approved an annual bonus payout at 85.7% of target for our NEOs.
Long-Term Incentive Awards. Our Compensation Committee approved a 2025 long-term incentive structure for our NEOs consisting of 50% RSUs (vesting over three years in equal installments) and 50% performance-based restricted stock units (“PSUs”) (earned based on one-year Adjusted EBITDA performance (as calculated for 2025 Annual Incentive Program purposes)). Payout opportunities for the PSUs range from 0% to 200% of target. The number of earned shares, if any, for the PSUs is then subject to an additional two-year service-based vesting period, with such shares vesting on the third anniversary of the grant date. In accordance with the performance achievement relative to the performance goals as determined under our 2025 Annual Incentive Program, our NEOs earned PSUs under our 2025 Annual Incentive Program at 85.7% of target.

Corporate Governance Highlights

	What We Do (Best Practice)		What We Don’t Allow
✓	Enforce strict insider trading policies and enforce blackout trading periods for executives and directors	X	No change-in-control severance multiple in excess of three times salary and target bonus
✓	Set meaningful stock ownership guidelines for executives and non-employee directors	X	No single-trigger or modified single-trigger change-in-control arrangements
✓	Disclose performance goals and performance results for our performance-based annual incentive program and our PSUs	X	No excise tax gross-ups upon a change in control
✓	Set a maximum individual payout limit on our performance-based annual incentive program and our PSUs	X	No re-pricing or cash buyout of underwater stock options or stock appreciation rights without shareholder approval
✓	Maintain severance and change-in-control provisions that are consistent with market practice, including double-trigger requirements for change-in-control protection	X	No enhanced retirement formulas
✓	Retain an independent compensation consultant reporting directly to the Compensation Committee	X	No guaranteed annual or multi-year compensation
✓	Appoint lead independent director	X	No market timing with granting of equity awards
Executive Compensation Program Objectives
The primary objectives of our executive compensation program are: (i) to be competitive with compensation paid by companies in the same market in which we compete for executive talent; (ii) to align executive compensation with our corporate strategies, business objectives and the interests of our shareholders by rewarding successful execution of our business plan and key corporate objectives; and (iii) to provide the majority of total compensation in the form of variable compensation, comprised of annual cash incentive awards and long-term equity incentive awards, with compensation dependent upon corporate performance results and the creation of long-term shareholder value.
Setting Executive Compensation
Role of the Compensation Committee
As described above in “Corporate Governance — Board of Directors — Compensation Committee,” the Compensation Committee operates under a written charter adopted by the Board of Directors, is responsible for reviewing periodically our compensation plans, philosophy and programs, and overseeing the evaluation and compensation of our executive officers and administers our incentive compensation plans.
Our executive compensation program is reviewed annually by the Compensation Committee. In the first quarter of each year, the Compensation Committee reviews the performance of each of our executive officers during the previous year. At this time, the Compensation Committee also reviews our actual corporate performance for the prior year and makes the final annual incentive payment determinations based on such performance and the Compensation Committee’s evaluation of each executive’s individual performance for the prior year. In connection with this annual review, the Compensation Committee also reviews and adjusts, as appropriate, base salaries and annual target bonus levels for the NEOs and reviews and grants long-term equity incentive awards to the NEOs, in each case based on the Compensation Committee’s performance evaluations, competitive market data provided by its independent compensation consultant, and other factors considered appropriate by the Compensation Committee, including internal pay equity. During the year, the Compensation Committee may also evaluate and make compensation adjustments or grants of additional discretionary bonuses and/or long-term incentive awards to our executives and certain other eligible employees, as and to the extent deemed appropriate by the Compensation Committee. The Compensation Committee is supported by management and its independent compensation consultant, as further described below.
Compensation Determination Process
The Compensation Committee determines each element of an executive’s initial compensation package within the framework of the objectives of its executive compensation program based on numerous factors, including:

•The individual’s particular background, track record and circumstances, including training and prior relevant work experience;
•The individual’s role with us and the compensation paid to similar persons in the peer companies represented in the compensation data that the Compensation Committee reviews;
•The demand for individuals with the specific expertise and experience of the executive;
•Internal equity among the executive group;
•Competitive market data for the role;
•Performance goals and other expectations for the position; and
•Uniqueness of industry skills.
In general, the terms of our executive employment agreements are initially negotiated by management and our legal counsel. The agreements for executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for its consideration and approval.
During the review and approval process for the employment agreements for executives under its purview, and during its annual review of executive compensation, the Compensation Committee considers the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. We seek to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. In determining each element of compensation for any given year, the Compensation Committee considers and determines each element individually and then reviews the resulting total compensation and determines whether it is reasonable and competitive.
Role of Management
The Compensation Committee relies on input and recommendations of our Chief Executive Officer when evaluating factors relative to the compensation of the NEOs. Our Chief Executive Officer provides the Compensation Committee with his assessment of the performance of these individuals and his perspective on the factors described above in developing his recommendations for their compensation, including salary adjustments, cash bonuses and equity incentives. The Compensation Committee discusses our Chief Executive Officer’s recommendations, reviews competitive market data from our independent consultant, and then approves or modifies the recommendations in collaboration with the Chief Executive Officer.
Our Chief Executive Officer’s compensation is determined solely by the Compensation Committee, which approves any adjustments to his base salary, cash bonus or equity incentives from year to year. The Compensation Committee reviews the Chief Executive Officer’s performance for the year and competitive market data from our independent consultant and makes determinations regarding his compensation independently and without him present. As required by the Nasdaq listing standards and our corporate governance guidelines, the Chief Executive Officer does not participate in deliberations concerning, or vote on, his compensation arrangements and does not opine on the compensation arrangements of our Executive Vice President and Chief Operating Officer due to the relationship between these executives.
In addition to recommendations put forth by our Chief Executive Officer, other members of our executive team are involved in the compensation process by assembling data to present to the Compensation Committee. Other members of our executive management team also may attend portions of the Compensation Committee meetings from time to time.
Role of the Independent Compensation Consultant
For 2025, the Compensation Committee engaged Aon, an independent compensation consultant, to provide independent executive compensation advisory services, including recommending an appropriate peer group for setting 2025 compensation and conducting a 2025 annual total compensation study for executive and key manager positions. Aon did not provide any other services to us in 2025 beyond its engagement as an advisor to the Compensation Committee on executive and director compensation matters. After review and consultation with Aon and management, the Compensation Committee determined that Aon was independent and that there was no conflict of interest resulting from retaining Aon during the year ended December 31, 2025. In reaching these conclusions, the Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and Nasdaq listing standards.
Peer Companies and Competitive Market Data
The Compensation Committee annually approves a peer group to be used for comparative market data as well as executive compensation program design. The peer group is constructed with input from the Compensation Committee’s independent compensation consultant and management and is ultimately approved by the Compensation Committee after review. The Compensation Committee worked with Aon to assess our peer group and approved an updated peer group for use by the Compensation Committee for purposes of determining 2025 compensation.
The parameters for determining the appropriate peer group annually are a combination of the following:
•Gaming, hotel, and leisure companies;
•Revenues of approximately 0.4x to 3.0x Golden’s annual revenues;
•Companies using Golden as a peer company;
•Peer companies of the peer companies; and
•Companies Golden competes with for management talent and business.
The peer group approved by the Compensation Committee for purposes of establishing executive compensation for 2025 consisted of 13 companies in the gaming and hospitality industries. The Compensation Committee used this peer group consisting of the companies presented in the table below in connection with its evaluation of competitive target total compensation opportunities for executive officers for 2025 (listed from largest to smallest by revenue):

Company	Ticker
Boyd Gaming Corporation	BYD
Red Rock Resorts, Inc.	RRR
Wyndham Hotels & Resorts	WH
BJ’s Restaurants	BJRI
Accel Entertainment, Inc.	ACEL
Sphere Entertainment Co.	SPHR
Dine Brands Global	DIN
Choice Hotels International, Inc.	CHH
The Marcus Corporation	MCS
Monarch Casino & Resort, Inc.	MCRI
Target Hospitality	TH
Inspired Entertainment	INSE
Full House Resorts	FLL
Peer group disclosure is supplemented with survey market data for selected roles, where broader U.S. market comparisons are relevant. We believe the review of both peer group and survey data provides an appropriate comprehensive market overview for determining compensation adjustments. With respect to the survey data presented to the Compensation Committee, the identities of the individual companies included in the survey were not provided to the Compensation Committee, and the Compensation Committee did not refer to individual compensation information for such companies.
The Committee uses competitive compensation data from the annual total compensation study of peer companies and surveys to inform decisions about overall compensation opportunities and specific compensation elements. Additionally, the Committee uses multiple reference points when establishing targeted compensation levels. The Committee does not benchmark specific compensation elements or total compensation to any specific percentile relative to the peer companies or the broader United States market. Instead, the Committee applies judgment and discretion in establishing targeted pay levels, taking into account not only competitive market data, but also factors such as Company, business and individual performance, scope of responsibility, critical needs and skill sets, leadership potential and succession planning.
The allocation of an executive’s target total cash compensation and his annual long-term incentive awards may vary from year to year. However, the Compensation Committee believes that all executive officers should have a significant amount of their total compensation package in the form of performance-based incentive compensation (annual cash bonus incentives) and long-term incentive compensation (long-term equity-based awards).
Consideration of Say-on-Pay Vote Results
At our 2025 annual meeting of shareholders, shareholders approved, on an advisory basis, the compensation of our NEOs at that time, as disclosed pursuant to the compensation disclosure rules of the SEC, with approximately 78.6% of shareholder votes cast in favor of our say-on-pay resolution (excluding abstentions and broker non-votes). As the Compensation Committee evaluated our executive compensation policies and practices following the 2025 annual meeting of shareholders, the Committee was mindful of the strong support our shareholders expressed for our compensation philosophy and objectives. As a result, the Compensation Committee decided to retain our general approach to executive compensation, with an emphasis on incentive compensation that rewards our executive officers when they deliver value for our shareholders. The Compensation Committee will continue to consider the outcome of say-on-pay advisory votes when making future compensation decisions for our NEOs.
2025 Executive Compensation Decisions
Base Salary
Based on a review of competitive market data provided by Aon, the Compensation Committee approved the following base salaries:

NEO	2024 Base Salary ($)	2025 Base Salary ($)	% Change
Blake L. Sartini	1,050,000	1,050,000	—%
Charles H. Protell	785,000	785,000	—%
Blake L. Sartini II	550,000	550,000	—%
Viktoryia G. Pulliam (1)	215,000	275,000	28%
Thomas E. Haas (2)	300,000	300,000	—%
(1)Effective March 21, 2025, Mrs. Pulliam was promoted to Golden’s Senior Vice President and Chief Accounting Officer. In connection with this promotion, Mrs. Pulliam’s base salary increased to $275,000.
(2)Effective March 21, 2025, Mr. Haas resigned from his position as Senior Vice President and Chief Accounting Officer. Mr. Haas is included as an NEO in this Annual Report because he was determined to be an NEO due to his service to the Company in 2025 in accordance with Item 402(a)(3)(iv); however, Mr. Haas no longer remains employed by Golden.
Any future adjustments to base salary for our NEOs will be reflective of factors such as the scope of their responsibilities, background, track record, training and experience, as well as competitive external market positioning and the overall market demand for such executives. As with total executive compensation, we intend that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities. An executive’s base salary will be evaluated together with components of the executive’s other compensation to ensure that the executive’s target and actual total compensation are consistent with our overall compensation philosophy.
Annual Incentive Program
Under Golden’s 2025 Annual Incentive Program, each NEO’s annual bonus is generally tied to corporate goals established at the beginning of each fiscal year by the Compensation Committee, and if there is more than one corporate performance goal, with the relative weightings between those goals also approved by the Compensation Committee. A portion of an NEO’s annual bonus may also be determined in the discretion of the Compensation Committee based on the participant’s individual performance and such other factors as the Compensation Committee deems appropriate. A participant must generally remain employed through the date of payment of his or her annual bonus under the annual incentive program in order to remain eligible to receive such bonus.
The 2025 Annual Incentive Program provided annual bonus opportunities for the NEOs and other employees designated as participants by the Compensation Committee. The methodology for determining annual bonuses under the 2025 Annual Incentive Program was designed to motivate and reward participants for their contributions to Golden, based on Adjusted EBITDA performance (as calculated for 2025 Annual Incentive Program purposes). After a thorough review of competitive market data provided by Aon, the 2025 target bonus opportunities approved by the Compensation Committee represented no change from 2024 (other than with respect to Mr. Sartini II and Mrs. Pulliam as discussed below).

NEO	2024 Target	2025 Target
Blake L. Sartini	150%	150%
Charles H. Protell	115%	115%
Blake L. Sartini II (1)	100%	110%
Viktoryia G. Pulliam (2)	35%	50%
Thomas E. Haas	75%	—%
(1)Effective February 24, 2025, Mr. Sartini II entered into an amended and restated employment agreement that provides for an annual target bonus opportunity of 110% of his base salary.
(2)Effective March 21, 2025, Mrs. Pulliam was promoted to Golden’s Senior Vice President and Chief Accounting Officer. In connection with this promotion, Mrs. Pulliam’s annual target bonus opportunity increased to 50% of her base salary.
The corporate financial metric for purposes of the 2025 Annual Incentive Program was Adjusted EBITDA (as calculated for 2025 Annual Incentive Program purposes). We use Adjusted EBITDA because it is an objective and quantifiable measurement of our financial performance. It provides meaningful historical comparisons, is an appropriate and consistent measurement within our industry, and is the primary driver of enhanced total shareholder return. For purposes of the 2025 Annual Incentive Program, “Adjusted EBITDA” means consolidated net income of Golden Entertainment, Inc. for 2025, plus interest expense, federal, state, local and foreign income taxes (net of any federal, state, local and foreign income tax credits), depreciation and amortization expense, share-based compensation expense, any fees and expenses related to completed or proposed acquisitions or dispositions or any amendments to our credit facilities or any loan documents thereunder, pre-opening losses, charges and expenses relating to the opening of new locations operated, or to be operated, by us, any loss on disposal of assets, executive severance and sign-on bonuses, class action litigation expenses, and any non-recurring, non-cash or extraordinary charges reducing consolidated net income, including impairments and other losses; and minus any gain on disposal of assets increasing consolidated net income, any non-recurring or extraordinary gains or charges increasing consolidated net income, any net benefit from federal, state, local and foreign income taxes increasing consolidated net income, and interest income and non-cash gains increasing such consolidated net income. 2025 Adjusted EBITDA for purposes of the 2025 Annual Incentive Program was further adjusted to exclude the cost of awards payable under the 2025 Annual Incentive Program. Adjusted EBITDA is a non-GAAP measure. For a discussion of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA, refer to the section “Item 7— Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report for further details.
Threshold, target, and maximum performance levels for Adjusted EBITDA (as calculated for 2025 Annual Incentive Program purposes) and corresponding payout opportunities were approved by the Compensation Committee on February 23, 2026. The following two tables summarize the approved Adjusted EBITDA goals and corresponding payout opportunities and the approved actual Adjusted EBITDA performance achievement (in each case with respect to Adjusted EBITDA as calculated for 2025 Annual Incentive Program purposes) and corresponding actual payout as a percent of target:

Performance Level	Performance Requirement	2025 Adjusted EBITDA Goals (in millions)	Payout as a % of Target
Maximum	115% of target	$174.0	200%
Target	100% of target	$151.3	100%
Threshold	85% of target	$128.6	50%
Below Threshold	Below 85% of target	Below $128.6	0%

2025 Adjusted EBITDA Target (in millions)	2025 Adjusted EBITDA Actual (in millions)	Percentage of Adjusted EBITDA Target achieved for 2025	Final 2025 Annual Incentive Payout as a % of Target
$151.3	$144.8	95.7%	85.7%
Long-Term Equity Incentives
Compensation through the annual grants of equity awards under the Restated 2015 Plan is intended to align executives’ and shareholders’ long-term interests by creating a direct link between a portion of executive compensation and increases in the price of our common stock. As is the case when the amounts of base salary and annual incentives are determined, a review of all elements of compensation is conducted by the Compensation Committee when determining equity awards to ensure that total compensation conforms to our overall compensation philosophy and objectives, as described above.

2025 Long-Term Equity Incentive Awards
The 2025 Long-Term Incentive Program provided equity grants to the NEOs and other employees designated as participants by the Compensation Committee. The Compensation Committee reviewed competitive market data provided by Aon advising to implement a methodology for determining equity grant sizes designed to motivate and reward participants for their contributions to Golden. The Compensation Committee approved an award equal to 50% of each executive’s target long-term incentive value in the form of RSUs and 50% of such value in the form of PSUs for a “target” number of shares.
The RSUs will vest over three years in equal installments as follows: (i) one-third of the applicable award will vest on February 27, 2026, (ii) one-third of the applicable award will vest on March 14, 2027 and (iii) the remaining one-third of the award will vest on March 14, 2028. For information about the accelerated vesting provisions that apply to these awards under the employment agreements with the NEOs, refer to “Executive Employment Agreements and Equity Award Acceleration.”
The Compensation Committee considered numerous financial metrics for the PSU program. Adjusted EBITDA was approved as the financial metric for the PSU awards due to it being our primary determinant of long-term shareholder success. The Compensation Committee considered the overlap of Adjusted EBITDA in the Annual Incentive Program and Long-Term Equity Incentive Program, but ultimately decided that consistent Adjusted EBITDA performance (as calculated for 2025 Annual Incentive Program purposes) is the strongest link to our investors. The Compensation Committee will review and approve future financial targets to ensure consistent enhancement of financial performance and shareholder value on an annual basis.
The PSUs that will be eligible to vest will be determined based on our attainment of performance goals set by the Compensation Committee for 2025. The percentage achieved for the year relative to the performance objective for such year was applied to the “target” number of PSUs granted to each executive officer. Since 2021, the PSU grants have featured a one-year performance period for an award recipient to earn shares with a two-year additional vesting requirement. The Compensation Committee firmly believes this structure allows us to set challenging targets that better reflect current financial expectations and incorporate any changes to our business due to micro- and macroeconomic impacts to Golden and the gaming industry. The Compensation Committee continues to set challenging but reasonable targets in an uncertain environment. In addition, the final value delivered is highly dependent on sustained stock price performance over three years. The PSUs will be earned based on the following methodology:
•The performance goals for purposes of the PSUs were the same as those that were set by the Compensation Committee for purposes of the 2025 Annual Incentive Program, and the Adjusted EBITDA objectives for 2025 for purposes of the PSUs were the same as those discussed above in connection with the 2025 Annual Incentive Program. Earned shares will be dependent on our one-year performance as a percent of target.
•At “threshold” performance, 50% of the “target” number of PSUs will be earned, at “target” performance, 100% of the “target” number of PSUs will be earned, and at “maximum” performance, 200% of the “target” number of PSUs will be earned, with linear interpolation applied between performance levels.
•Following the end of 2025, the number of “earned” PSUs are then subject to two additional years of time-based vesting and will vest on March 14, 2028 (the third anniversary of the date of grant), subject to the executive’s continued employment through such vesting date.
•Based on our 2025 Adjusted EBITDA of $144.8 million (as calculated for 2025 Annual Incentive Program purposes after excluding the compensation expense of attributable to awards payable pursuant to the 2025 Annual Incentive Program in the amount of $4.8 million, the 2025 PSUs were below the target and thus, 85.7% were “earned.”
For information about the accelerated vesting provisions that apply to these awards under the employment agreements with the NEOs, refer to “Executive Employment Agreements and Equity Award Acceleration.”
The long-term incentive awards granted to the NEOs in 2025 are listed in the “2025 Grants of Plan-Based Awards” table. Since the 2025 achievement was below our performance target, 85.7% of the 2025 PSUs were earned:

NEO	2025 RSUs Granted (#)	2025 Target PSUs Granted (#)	2025 PSUs Earned (1) (#)
Blake L. Sartini	69,799	69,799	62,057
Charles H. Protell	41,747	41,746	37,115
Blake L. Sartini II	24,374	24,374	21,668
Viktoryia G. Pulliam	3,169	3,168	2,814
Thomas E. Haas	2,659	—	—
(1)Includes dividend equivalents issued on 2025 PSU awards.
2026 Long-Term Incentive Awards
On February 23, 2026, the Compensation Committee approved the accelerated vesting, effective as of February 27, 2026, of the RSU awards and PSU awards held by our NEOs that were otherwise scheduled to vest on March 14, 2026.
The Compensation Committee further approved the grants of our NEOs’ 2026 long-term incentive awards, consisting of RSU awards and PSU awards granted effective as of February 27, 2026, as follows: Mr. Sartini, 68,367 RSUs and 68,366 PSUs (at “target” performance); Mr. Protell, 40,890 RSUs and 40,889 PSUs (at “target” performance); Mr. Sartini II, 23,874 RSUs and 23,874 PSUs (at “target” performance); and Mrs. Pulliam, 2,388 RSUs and 2,387 PSUs (at “target” performance). The RSU awards will vest over three years in equal installments on March 14, 2027, 2028 and 2029, subject to an NEO’s continued service through the applicable vesting date, and the PSU awards will be eligible to vest based on the Company’s attainment of performance goals set by the Compensation Committee for 2026, with any PSU awards that are “earned” following the applicable performance period subject to service-based vesting conditions through March 14, 2029, subject to an NEO’s continued service through the applicable vesting date. All of the PSU awards and RSU awards that were granted effective as of February 27, 2026, to the extent such awards become vested in accordance with the applicable award agreements, including upon the closing of the Sale Transaction, will be settled in the form of cash; provided that, in the event the master transaction agreement is terminated prior to the closing contemplated thereunder, the Company will be permitted to settle such RSU awards and PSU awards in shares of the Company’s common stock.
Other Benefits
We provide our executives with the following types of other benefits: (i) perquisites; (ii) health, dental, life, and disability insurance; and (iii) retirement benefits. We will periodically review the levels of perquisites and other individual benefits provided to executive officers to ensure they fit within the overall compensation philosophy and competitive external market practices. From time to time, we may also agree to pay sign-on bonuses to executives who agree to commence employment with us.
Perquisites. Pursuant to the terms of their employment agreements, we provide certain perquisites to our NEOs with employment agreements. Each NEO with an employment agreement is entitled to an allowance for health insurance premiums, participation in the executive supplemental health insurance program, and term life insurance and disability coverage at our expense. In addition, our NEOs with employment agreements are entitled to reimbursement of country club dues, reimbursement of disability coverage and reimbursement of personal automobile lease, reimbursement of personal security and related expenses, and Mr. Sartini is also entitled to reimbursement of premiums under certain individually-obtained life insurance policies (not to exceed $200,000 annually). With respect to Messrs. Sartini and Sartini II, these perquisites were in effect for them prior to their joining our organization in connection with the Sartini Gaming merger in 2015.
Health, Dental, Life and Disability Insurance. We offer all of our regular employees, including the NEOs, health, life, disability and dental insurance.
Retirement Benefits. All of our regular employees, including the NEOs, who meet certain defined requirements may participate in our 401(k) plan. We have the discretion to match employee contributions. Under our current matching policy, we match one-fourth of the first four percent of gross earnings contributed by our employees, up to a maximum match of one percent. Our Board of Directors has discretion to make additional contributions to our 401(k) plan.
Severance and Change in Control Provisions. We have entered into employment agreements with each of our currently employed NEOs, aside from Mrs. Pulliam, that provide for certain severance benefits in the event that an NEO’s employment is involuntarily or constructively terminated. We recognize the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of the management team on our affairs, all executive officers are entitled to receive severance payments under their employment agreements upon certain types of termination. The terms of these employment agreements are described under “Executive Employment Agreements and Equity Award Acceleration.”
We believe that reasonable severance benefits for our executive officers are important because there may be limited opportunities for our executive officers to find comparable employment within a short period of time following certain qualifying terminations. In addition to normal severance, we provide Mr. Sartini with enhanced benefits in the event of a qualifying termination following a change-in-control as a means of reinforcing and encouraging his continued attention and dedication to his duties without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change-in-control. We believe that the interests of shareholders are best served if the interests of our senior management are aligned with them and providing change-in-control benefits for Mr. Sartini should eliminate any reluctance to pursue potential change-in-control transactions that may be in the best interests of shareholders.
We also extend severance benefits because they are essential to help us fulfill the objectives of attracting and retaining key leadership and managerial talent. These agreements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by us. While these arrangements form an integral part of the potential total compensation provided to these individuals and are considered by the Compensation Committee when determining executive compensation, the decision to offer these benefits does not influence the Compensation Committee’s determinations concerning other levels of pay or benefits.
Compensation Risk Assessment
The Compensation Committee is responsible for overseeing the risks relating to compensation policies and practices affecting senior management on an ongoing basis. The Compensation Committee believes our governance policies and compensation structure result in a compensation system that is not reasonably likely to lead to management decisions that would have a material adverse effect on Golden. The following features of our programs mitigate this risk:
•The Compensation Committee retains an independent compensation consultant to assist with annual compensation decisions;
•The Compensation Committee approves the annual incentive program financial goals at the start of the fiscal year, and approves the performance achievement level and final payments earned after the end of the fiscal year;
•The 2025 Annual Incentive Program and PSUs capped potential payouts at 200% of the target opportunity to mitigate potential windfalls;
•We utilize a mix of cash and equity incentive programs, and all equity awards granted to our NEOs are subject to multi-year vesting;
•We utilize a portfolio of equity award types;
•We utilize competitive general and change-in-control severance programs to help ensure executives continue to work towards our shareholders’ best interests in light of potential employment uncertainty; and
•Executives are subject to minimum stock ownership guidelines and limitations on trading in our securities.
Stock Ownership Guidelines
Our Stock Ownership Guidelines apply to all of our executive officers and senior vice presidents (in addition to our non-employee directors discussed in “Director Compensation” above). Under our current Stock Ownership Guidelines, our executive officers and senior vice presidents are expected to own shares of our common stock with a market value as follows:

Position	Guideline Salary Multiple
Chief Executive Officer	6x Annual Base Salary
President and Chief Financial Officer; Chief Operating Officer	3x Annual Base Salary
All Other Executives	1x Annual Base Salary
Under our current Stock Ownership Guidelines, applicable ownership of common stock comprises:
•Shares held of record or beneficially by the executive, by his or her spouse, or by trusts for the benefit of the executive, his or her spouse, or members of his or her immediate family;
•Shares held in a 401(k) or other qualified pension, profit-sharing or deferred compensation plan for the benefit of the executive; and

•Time-based RSUs that are subject to vesting restrictions based on continued service.
However, the following do not count towards ownership under the current Stock Ownership Guidelines: (i) any performance-based awards that are subject to forfeiture based on Golden’s attainment of performance goals set by the Compensation Committee, or (ii) shares of common stock subject to outstanding and unexercised stock options or warrants, whether vested or unvested and whether exercisable or unexercisable. Each executive is expected to meet the requirements set forth in the Stock Ownership Guidelines by the fifth anniversary of his or her first appointment to such office. As of December 31, 2025, each of our executive officers met our Stock Ownership Guidelines.
Policy Regarding Certain Transactions in Company Securities
Our Insider Trading Policy prohibits our directors, officers and employees from engaging in the following transactions: (i) short sales of our securities and (ii) buying or selling puts or calls or other publicly traded options with respect to our securities. Aside from such prohibitions, we do not maintain any other policies regarding hedging transactions by our directors, officer and employees.
Clawbacks
On October 2, 2023, Golden adopted a compensation recovery policy as required under the Dodd-Frank Act and in accordance with the NASDAQ’s listing rules, in each case relating to recoupment of incentive-based compensation. A copy of the policy was included as Exhibit 97 to Form 10-K for the year ended December 31, 2023 and incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 and this Annual Report.
Equity Award Timing Policies and Practices
We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the Compensation Committee before granting an equity award, the Compensation Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety. In 2025, we did not grant awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs or our employees.
Tax and Accounting Implications
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the annual amount of compensation that publicly held companies may deduct for federal income tax purposes for any “covered employee” (as defined in Section 162(m)). Under Section 162(m), compensation above $1,000,000 is generally non-deductible for any covered employee. Our objectives are not always consistent with the requirements for full deductibility. Therefore, deductibility is not the sole factor used in setting the appropriate compensation levels paid by us and decisions leading to future compensation levels may not be fully deductible under Section 162(m). We believe this flexibility enables us to respond to changing business conditions or to an executive’s exceptional individual performance.
Accounting for Share-Based Compensation
Golden accounts for share-based payments, including its long-term equity incentive program, in accordance with the requirements of the ASC 718.

Compensation Committee Report*
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on such review and discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.
The foregoing report is provided by the following directors, who constitute the Compensation Committee.

COMPENSATION COMMITTEE
Terrence L. Wright (Chair)
Andy H. Chien
Ann D. Dozier

2025 Summary Compensation Table
The following table discloses compensation for the years ended December 31, 2025, 2024 and 2023 awarded to or earned by Messrs. Sartini, Protell, Sartini II, Haas, and Mrs. Pulliam each of whom was a NEO during 2025.

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)

Blake L. Sartini	2025	1,050,000	3,653,280	1,349,775	308,308	6,361,363
Chief Executive Officer and	2024	1,050,000	4,025,075	—	329,062	5,404,137
Chairman of the Board of Directors	2023	1,050,000	3,641,842	1,092,152	275,193	6,059,187

Charles H. Protell	2025	785,000	2,185,012	773,657	82,413	3,826,082
President and Chief Financial	2024	785,000	2,407,361	—	79,129	3,271,490
Officer	2023	785,000	2,094,407	625,994	76,664	3,582,065

Blake L. Sartini II	2025	547,885	1,275,735	518,485	71,267	2,413,372
Executive Vice President and	2024	532,115	1,213,898	—	55,909	1,801,922
Chief Operating Officer	2023	474,038	1,013,835	279,972	48,897	1,816,742

Viktoryia G. Pulliam (4)	2025	252,923	165,839	104,500	38,169	561,431
Senior Vice President and Chief Accounting Officer

Thomas E. Haas (5)	2025	75,000	69,586	—	212,675	357,261
Former Senior Vice President	2024	300,000	306,676	—	13,877	620,553
and Chief Accounting Officer	2023	300,000	240,118	156,022	9,690	705,830
(1)Represents the grant date fair value of the RSUs and PSUs granted to the NEOs in the applicable fiscal year under ASC 718. The grant date fair value is the amount at the grant date Golden expected to expense over the awards’ vesting period. The amounts do not reflect the actual amounts that may be realized by the executive officers. The grant date fair value of the PSUs granted to the NEOs in 2025, 2024 and 2023 was calculated based on the probable achievement of the performance goals as determined at the date of grant, which was determined to be 100% of the target level of performance. The full grant date fair value of the 2025 PSU awards to the NEOs, assuming the highest level of possible performance, is as follows: Mr. Sartini, $3,653,280; Mr. Protell, $2,184,986; Mr. Sartini II, $1,275,735; and Mrs. Pulliam, $165,813. Refer to the discussion in “Note 8 — Shareholders’ Equity and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for further information regarding the assumptions used in the valuation of the stock awards.
(2)Represents amounts earned under our annual incentive program.
(3)The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” for the year ended December 31, 2025:

	Medical Cost Reimbursement ($)	Life Insurance Benefits ($)	Other (a) ($)	Total ($)
Blake L. Sartini	82,949	166,359	59,000	308,308
Charles H. Protell	40,923	2,490	39,000	82,413
Blake L. Sartini II	43,520	1,632	26,115	71,267
Viktoryia G. Pulliam	29,206	1,155	7,808	38,169
Thomas E. Haas	2,008	1,230	209,437	212,675
(a)For Mr. Sartini, the amount shown consists of personal security service, an automobile allowance and country club dues. For Mr. Protell, the amount shown consists of an automobile allowance and country club dues. For Mr. Sartini II, the amount shown consists of an automobile allowance. For Mr. Haas, in connection with his retirement in March 2025, Mr. Haas and Golden entered into a separation agreement pursuant to which, in exchange for a release of claims,

Mr. Haas became entitled to receive continuation of his base salary for a period of eight months ($200,000 cash severance) and 12 months of continued health benefits ($8,937), which are disclosed in the table above.
(4) Mrs. Pulliam was promoted to Golden’s Senior Vice President and Chief Accounting Officer effective March 21, 2025.
(5) Mr. Haas’ employment with Golden terminated effective March 21, 2025.
2025 Grants of Plan-Based Awards Table
The following table sets forth information regarding our 2025 Annual Incentive Program and the grants of long-term incentive awards with respect to shares of our common stock to our NEOs during the year ended December 31, 2025.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock Units (#) (3)	Grant Date Fair Value of Stock Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Blake L. Sartini	—	787,500	1,575,000	3,150,000	—	—	—	—	—
	3/14/2025	—	—	—	—	—	—	69,799	1,826,640
	3/14/2025	—	—	—	34,900	69,799	139,598	—	1,826,640

Charles H. Protell	—	451,375	902,750	1,805,500	—	—	—	—	—
	3/14/2025	—	—	—	—	—	—	41,747	1,092,519
	3/14/2025	—	—	—	20,873	41,746	83,492	—	1,092,493

Blake L. Sartini II	—	302,500	605,000	1,210,000	—	—	—	—	—
	3/14/2025	—	—	—	—	—	—	24,374	637,868
	3/14/2025	—	—	—	12,187	24,374	48,748	—	637,868

Viktoryia Pulliam	—	68,750	137,500	275,000	—	—	—	—	—
	3/14/2025	—	—	—	—	—	—	3,169	82,933
	3/14/2025	—	—	—	1,584	3,168	6,336	—	82,907
Thomas E. Haas
	—	112,500	225,000	450,000	—	—	—	—	—
	3/14/2025	—	—	—	—	—	—	2,659	69,586

(1)Represents bonus opportunities under our 2025 Annual Incentive Program.
(2)Represents PSUs granted on March 14, 2025. Provided that the executives continue to render services to us through the applicable vesting date, the vesting of the PSUs is subject to our attainment of an Adjusted EBITDA target for fiscal year 2025 (as calculated for 2025 Annual Incentive Program purposes). Between 0%-200% of such “target” number of shares subject to the awards were eligible to be earned based on our attainment of performance goals set by the Compensation Committee for 2025 (which were the same performance goals approved by the Compensation Committee under Golden’s 2025 Annual Incentive Program). The percentage achievement for 2025 relative to the performance objectives for such year was determined at the end of the performance period and applied to the “target” number of shares, which achievement percentage was determined to be 85.7%.
(3)Represents RSUs granted to the executives in 2025. Provided that the executives continue to render services to us through the applicable vesting date, the RSUs will vest in three equal installments; the first installment will vest on February 27, 2026 and the remaining two installments will vest on the second and third anniversaries of the date of grant. For information about the accelerated vesting provisions that apply to these awards under the employment agreements with the NEOs, if any, refer to “Executive Employment Agreements and Equity Award Acceleration.”
(4)Represents the grant date fair value of the RSUs and PSUs granted to the NEOs, as calculated under ASC 718. The grant date fair value is the amount Golden will expense over the awards’ vesting period. The amounts do not reflect the actual amounts that may be realized by the executive officers. A discussion of the assumptions used in the valuation of the stock awards may be found in “Note 8 — Shareholders' Equity and Stock Incentive Plans” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report.

2025 Outstanding Equity Awards at Fiscal Year-End Table
The following table sets forth certain information relating to equity awards outstanding as of December 31, 2025 for each of our NEOs.

	Options Awards (1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares, or Units of Stock That Have Not Vested ($) (9)

Blake L. Sartini	8/26/2016	264,000	10.51	8/26/2026	—		—
	3/20/2017	200,000	11.50	3/20/2027	—		—
	3/14/2023	—	—	—	15,227	(3)	414,021
	3/14/2023	—	—	—	31,655	(4)	860,699
	3/14/2024	—	—	—	39,392	(5)	1,071,068
	3/14/2025	—	—	—	71,753	(6)	1,950,961
	3/14/2025	—	—	—	62,057	(7)	1,687,330

Charles H. Protell	11/28/2016	150,000	10.57	11/28/2026	—		—
	3/20/2017	25,000	11.50	3/20/2027	—		—
	3/14/2023	—	—	—	8,757	(3)	238,091
	3/14/2023	—	—	—	18,204	(4)	494,967
	3/14/2024	—	—	—	23,560	(5)	640,596
	3/14/2025	—	—	—	42,916	(6)	1,166,876
	3/14/2025	—	—	—	37,115	(7)	1,009,157

Blake L. Sartini II	8/26/2016	70,000	10.51	8/26/2026	—		—
	3/20/2017	75,000	11.50	3/20/2027	—		—
	3/14/2023	—	—	—	4,239	(3)	115,257
	3/14/2023	—	—	—	8,811	(4)	239,571
	3/14/2024	—	—	—	11,880	(5)	323,017
	3/14/2025	—	—	—	25,056	(6)	681,281
	3/14/2025	—	—	—	21,668	(7)	589,153

Viktoryia G. Pulliam	3/14/2023	—	—	—	253	(3)	6,879
	3/14/2024	—	—	—	600	(5)	16,314
	3/14/2025	—	—	—	3,256	(6)	88,531
	3/14/2025	—	—	—	2,814	(7)	76,513

Thomas E. Haas	3/14/2023	—	—	—	1,004	(3)	27,306
	3/14/2023	—	—	—	2,086	(4)	56,718
	3/14/2024	—	—	—	3,002	(5)(8)	81,624
	3/14/2025	—	—	—	2,733	(8)	74,322

(1)The options vested over a period of four years from the grant date. The options have a ten-year term from the date of grant.
(2)In accordance with the provisions of the 2015 Plan, the declaration of a one-time cash dividend triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding stock option, RSU and PSU under the 2015 Plan, including the exercise price of outstanding stock options. As a result, effective August 25, 2023, the Board of Directors adjusted the exercise price of unexercised stock option awards and the number of shares underlying RSU and PSU awards held by the NEOs to reflect the cash dividend. The exercise price of outstanding stock options was reduced by $2.00 per share and each holder of an RSU or PSU award was issued additional RSUs or PSUs with a value equal to $2.00 (calculated using the closing price per share of our common stock on August 10, 2023, the ex-dividend date). The conditions of each option grant and the vesting schedule and conditions of each RSU and PSU grant remain the same (with the additional RSUs and PSUs issued as part of this adjustment subject to forfeiture on the same terms as the underlying grants). The equitable adjustment to the outstanding awards under the 2015 Plan was mandatory under the terms of the 2015 Plan and did not result in a modification of the awards under FASB ASC Topic 718. The exercise price of the outstanding stock options held by the NEOs in the table above reflects the foregoing adjustment, and the number of RSUs and PSUs included in the table above includes the additional RSUs or PSUs that were issued to the NEOs as part of the foregoing adjustment. In addition, the table includes dividend equivalents issued on 2025 RSU and PSU awards.
(3)Represents RSUs granted on March 14, 2023. One-third of the RSUs granted to each executive vested on March 14, 2024, one-third vested on March 14, 2025 and, provided that the executives continue to render services to us through the applicable vesting date, the remaining RSUs will vest on February 27, 2026. For information about the accelerated vesting provisions that apply to these awards under the employment agreements with the NEOs, if any, refer to “Executive Employment Agreements and Equity Award Acceleration.”
(4)Represents PSUs granted on March 14, 2023. On March 14, 2024, the Compensation Committee determined that the 2023 PSUs were “earned” at 69.3% of “target” levels based on our performance during 2023. Thus, the PSUs are reflected at such level in the table above. This number of “earned” shares is then subject to two additional years of time-based vesting, with such shares vesting on the third anniversary of the date of grant, or on March 14, 2026. For information about the accelerated vesting provisions that apply to these awards under the employment agreements with the NEOs, if any, refer to “Executive Employment Agreements and Equity Award Acceleration.”
(5)Represents RSUs granted on March 14, 2024. One-third of the RSUs granted to each executive vested on March 14, 2025, and, provided that the executives continue to render services to us through the applicable vesting date, the remaining RSUs will vest as to one third on February 27, 2026 and one third on March 14, 2027.
(6)Represents RSUs granted on March 14, 2025. Provided that the executives continue to render services to us through the applicable vesting date, the remaining RSUs will vest as to one third on February 27, 2026, one third on March 14, 2027, and one third on March 14, 2028.
(7)Represents PSUs granted on March 14, 2025 and included at target level as of December 31, 2025 in the table above. Provided that the executives continue to render services to us through the applicable vesting date, the vesting of the PSUs was subject to our attainment of an Adjusted EBITDA target for fiscal year 2025 (as calculated for 2025 Annual Incentive Program purposes). Between 0%-200% of such “target” number of shares subject to the awards were eligible to be earned based on our attainment of performance goals set by the Compensation Committee for 2025 (which were the same performance goals approved by the Compensation Committee under our 2025 Annual Incentive Program). At “threshold” performance, 50% of the “target” number of PSUs were eligible to be earned, at “target” performance, 100% of the “target” number of PSUs were eligible to be earned, and at “maximum” performance, 200% of the “target” number of PSUs were eligible to be earned, with linear interpolation applied between performance levels. On February 23, 2026, subsequent to fiscal year end, the Compensation Committee certified our results for the 2025 PSU awards at 85.7% and the “earned” shares are then subject to two additional years of time-based vesting, with such shares vesting on the third anniversary of the date of grant, or on March 14, 2028. Thus, the PSUs are reflected at such level in the table above.
(8)In connection with his retirement in March 2025, Mr. Haas and Golden entered into a separation agreement pursuant to which, in exchange for a release of claims, Mr. Haas’ earned but unvested PSUs will remain eligible to vest, and will in all events vest on February 27, 2026, with the vesting of any PSUs subject to completion of the applicable performance period and based on actual performance.
(9)The market value per share was determined using the closing price per share of our common stock of $27.19 on December 31, 2025.
2025 Option Exercises and Stock Vested
The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards for each of our NEOs during the year ended December 31, 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (2) (#)	Value Realized on Vesting (3) ($)
Blake L. Sartini	440,000	10,080,400	76,140	1,992,584
Charles H. Protell	—	—	44,240	1,157,761
Blake L. Sartini II	50,000	1,040,024	21,047	550,800
Viktoryia G. Pulliam	—	—	735	19,235
Thomas E. Haas	—	—	5,221	136,634

(1)The value realized is calculated by multiplying the number of stock options exercised by the difference between the closing market price of Golden common stock on the date of exercise and the exercise price of the options.
(2)Includes dividend equivalents discussed in “2025 Outstanding Equity Awards at Fiscal Year-End Table” above.
(3)Represents RSUs and PSUs that vested during 2025. The value realized is calculated by multiplying the closing market price of our common stock on the release date by the number of RSUs that vested on that date.
Pension Benefits
None of the NEOs were eligible to participate in a qualified or non-qualified defined benefit pension plan during 2025.
Non-Qualified Deferred Compensation
None of the NEOs were eligible to participate in a non-qualified deferred compensation plan during 2025.
Executive Employment Agreements and Equity Award Acceleration
Golden has entered into at-will employment agreements with each of Golden’s current NEOs other than Mrs. Pulliam, that provide certain severance benefits in the event that an applicable NEO’s employment is involuntarily or constructively terminated. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in Golden’s incentive compensation programs applicable to the executive officers. The NEOs are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Golden recognizes the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of the management team on Golden’s affairs, the executive employment agreements provide for severance payments and benefits as well as acceleration of vesting of the executive’s stock awards (other than as such accelerated vesting is revised in the award agreements for the PSUs) upon a termination of employment without “cause” or a “constructive termination” (each, a “Qualifying Termination”). In the event of an executive’s termination of employment by reason of his death or disability, all of his stock awards will vest. The employment agreements also contain customary confidentiality, non-solicitation and non-compete provisions.
Under Mr. Sartini’s employment agreement, Mr. Sartini serves as our Chief Executive Officer, with such duties and responsibilities as are commensurate with the position, and reports directly to our Board of Directors. Mr. Sartini’s employment agreement, as amended, provides for an annual base salary of $1,050,000 and Mr. Sartini’s target bonus for purposes of our annual incentive compensation plan is equal to 150% of his annual base salary. In the event of a Qualifying Termination, subject to his timely execution of a release of claims, Mr. Sartini will be entitled to receive: (i) a lump-sum payment equal to the Severance Multiplier (defined below) multiplied by the sum of his annual base salary and annual target bonus, as in effect immediately prior to the date of termination, (ii) subject to Mr. Sartini’s continued eligibility to receive benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the reimbursement of, or Golden’s direct payment of, the premium expenses for continuation of coverage under Golden’s medical benefit plan under COBRA for Mr. Sartini and his eligible dependents, minus the amount Mr. Sartini would have to pay for such benefits based on the cost-sharing levels in effect on the date of Mr. Sartini’s Qualifying Termination, for the earlier of 18 months following the Qualifying Termination or until Mr. Sartini becomes eligible for equivalent or increased healthcare benefits by means of subsequent employment or self-employment, and (iii) a lump-sum cash payment equal to (a) the number of months by which the product of the Severance Multiplier multiplied by 12 exceeds 18, multiplied by (b) his monthly health insurance premium as of the date of termination. The “Severance Multiplier” in Mr. Sartini’s employment agreement is two, provided that the Severance Multiplier will be three in the event of a Qualifying Termination occurring within 12 months following a “Change in Control” (as defined in the Restated 2015 Plan).
Under Mr. Protell’s employment agreement, Mr. Protell serves as our President and Chief Financial Officer, with such duties and responsibilities as are commensurate with the position, and reports directly to our Chief Executive Officer. Mr. Protell’s employment agreement, as amended, provides for an annual base salary of $785,000, and Mr. Protell’s target bonus for purposes of our annual incentive compensation plan is equal to 115% of his annual base salary. In the event of a Qualifying Termination, subject to his timely execution of a release of claims, Mr. Protell will be entitled to receive: (i) a lump-sum payment equal to the sum of his annual base salary and annual target bonus, as in effect immediately prior to the date of termination, multiplied by two, (ii) subject to Mr. Protell’s continued eligibility to receive benefits pursuant to COBRA, the reimbursement of, or Golden’s direct payment of, the premium expenses for continuation of coverage under Golden’s medical benefit plan under COBRA for Mr. Protell and his eligible dependents, minus the amount Mr. Protell would have to pay for such benefits based on the cost-sharing levels in effect on the date of Mr. Protell’s Qualifying Termination, for the earlier of 18 months following the Qualifying Termination or until Mr. Protell becomes eligible for equivalent or increased healthcare benefits by means of subsequent employment or self-employment, and (iii) a lump-sum cash payment equal to six times his monthly health insurance premium as of the date of termination.

Under the terms of Mr. Sartini II’s employment agreement, Mr. Sartini II serves as our Executive Vice President and Chief Operating Officer. Mr. Sartini II’s employment agreement, as amended and restated, provides for an annual base salary of $550,000 and an annual target bonus opportunity of 100% of his base salary (which was increased to 110% of his base salary in February 2025). In the event of a Qualifying Termination, subject to his timely execution of a release of claims, Mr. Sartini II will be eligible to receive: (i) a lump-sum payment equal to the sum of his annual base salary and annual target bonus, as in effect immediately prior to the date of termination, multiplied by two, (ii) subject to Mr. Sartini II’s continued eligibility to receive benefits pursuant to COBRA, the reimbursement of, or Golden’s direct payment of, the premium expenses for continuation of coverage under Golden’s medical benefit plan under COBRA for Mr. Sartini II and his eligible dependents, minus the amount Mr. Sartini II would have to pay for such benefits based on the cost-sharing levels in effect on the date of Mr. Sartini II’s Qualifying Termination, for the earlier of 18 months following the Qualifying Termination or until Mr. Sartini II becomes eligible for equivalent or increased healthcare benefits by means of subsequent employment or self-employment, and (iii) a lump-sum cash payment equal to six times his monthly health insurance premium as of the date of termination.
The employment agreements generally define “cause” to include: (i) the executive’s commission of a felony, (ii) the executive’s theft or embezzlement of property of Golden or the commission of any similar act involving moral turpitude, (iii) the failure of the executive to substantially perform his material duties and responsibilities, which failure (if curable) is not cured within 30 days after the executive’s receipt of written notice from our Board of Directors, (iv) the executive’s material violation of a significant company policy, which violation (if curable) is not cured within 30 days after the executive’s receipt of written notice from us and which violation has a material adverse effect on Golden or its subsidiaries or affiliates, (v) the failure of the executive to qualify (or thereafter the disqualification of the executive) under any regulatory or licensing requirement of any jurisdiction or regulatory authority to which the executive may be subject by reason of his position with Golden (unless waived by our Board of Directors or the Compensation Committee in its sole discretion or, in the case of Mr. Sartini’s employment agreement only, unless the failure to qualify is in a jurisdiction that Golden has entered into without Mr. Sartini’s prior consent), or (vi) the revocation of a Company gaming license, as a result of any act or omission by the executive, which revocation has an adverse effect on Golden or its subsidiaries or affiliates. The employment agreements generally define “constructive termination” as the occurrence of any of the following events or circumstances: (i) a material adverse change in the executive’s responsibilities, authority, status, position, offices, titles, duties or reporting requirements (including directorships), (ii) a reduction in the executive’s base salary or a material adverse change in the executive’s annual compensation or benefits, (iii) a requirement to relocate in excess of 50 miles from the executive’s then-current place of employment without the executive’s consent, or (iv) the breach by Golden of any material provision of the employment agreement or failure to fulfill any other contractual duties owed to the executive.
Separation Agreement with Mr. Haas
In connection with his retirement in March 2025, Mr. Haas and Golden entered into a separation agreement pursuant to which, in exchange for a release of claims, Mr. Haas received the following entitlements: (i) his base salary for a period of eight months, (ii) twelve months of continued health benefits, and (iii) the remainder of his outstanding RSUs will in all events vest prior to March 15, 2026. Additionally, Mr. Haas’ earned but unvested PSUs will remain eligible to vest, and will in all events vest prior to March 15, 2026, with the vesting of any PSUs subject to completion of the applicable performance period and based on actual performance.
Equity Award Acceleration
RSUs granted to our currently employed NEOs other than Mrs. Pulliam are eligible for accelerated vesting on the terms described in each executive officer’s respective employment agreement with Golden, if any. RSUs granted to Mrs. Pulliam will be eligible for accelerated vesting in the event of her termination of employment without “cause” following a change in control (with “cause” as defined in the award agreement and the term change in control having the meaning given to such term in the Restated 2015 Plan).
PSUs are excluded from the accelerated vesting terms of the employment agreements with the NEOs. Instead, the accelerated vesting of those awards is governed by the terms of the award agreements. With respect to those executives who are a party to an employment agreement, in the event of the executive officer’s termination without “cause” or resignation in connection with a “constructive termination,” or a termination upon the executive’s death or disability, PSUs will remain eligible to vest based on the actual performance achieved under the terms of the awards, or, if such termination occurs following the end of the two-year performance period, the “performance-adjusted vesting eligible” PSUs will vest on the date of termination. With respect to PSUs granted to Mrs. Pulliam, in the event of her termination of employment without “cause” following a change in control, Mrs. Pulliam will vest in the “performance-adjusted vesting eligible” PSUs on the date of such termination, as determined as of the date of the change in control in accordance with the award agreement (as described below).
In the event of a change in control, the number of “performance-adjusted vesting eligible” PSUs will be determined as of the date of the change in control (or, with respect to Mrs. Pulliam, in accordance with the award agreement) (with the performance achievement percentages based on actual performance for any completed year and “target” performance for any incomplete year), and the resulting number of “performance-adjusted vesting eligible” PSUs will vest on the third anniversary of the date of grant (subject to earlier acceleration in the event of a qualifying termination (or, with respect to Mrs. Pulliam, her termination of employment without “cause”), as described above).
If the PSUs are not assumed by the acquirer of Golden in a change in control, the number of “performance-adjusted vesting eligible” PSUs will vest in full immediately prior to the consummation of the change in control transaction. The terms cause, constructive termination and disability have the meanings given to such terms in each executive’s respective employment agreement (or, with respect to Mrs. Pulliam, in the award agreement) and the term change in control has the meaning given to such term in the Restated 2015 Plan.
Payments Upon Termination or Change-In-Control
The information below describes and quantifies certain compensation that would have been payable to each NEO if the NEO’s employment had terminated, or a change in control had occurred, on December 31, 2025, given the NEO’s compensation as of such date and, if applicable, based on our closing stock price on December 31, 2025, the last trading day of the year. These benefits are in addition to benefits available generally to salaried employees upon a termination of employment, such as payment of accrued but unpaid base salary, accrued but unpaid annual bonus, and vacation pay and distributions under our 401(k) plan (assuming the executive participated in the plan). The terms of their respective separation arrangements with us are described above in “Executive Employment Agreements and Equity Award Acceleration.” PSUs are excluded from the accelerated vesting terms of the employment agreements with the NEOs. Instead, the accelerated vesting of those awards is governed by the terms of the award agreements.

	Termination by the Company without Cause or by Executive for Good Reason Following a Change in Control ($)	Termination upon Death or Disability ($)	Termination by the Company without Cause or by Executive for Good Reason ($)
Blake L. Sartini
Cash Severance (1)	7,875,000	—	5,250,000
Health Benefits (2)	42,770	—	42,770
Acceleration of Vesting of Equity Awards (3)	13,525,600	13,525,600	13,525,600
Total	21,443,370	13,525,600	18,818,370
Charles H. Protell
Cash Severance (4)	3,375,500	—	3,375,500
Health Benefits (2)	54,987	—	54,987
Acceleration of Vesting of Equity Awards (3)	6,434,937	6,434,937	6,434,937
Total	9,865,424	6,434,937	9,865,424
Blake L. Sartini II
Cash Severance (4)	2,310,000	—	2,310,000
Health Benefits (2)	54,987	—	54,987
Acceleration of Vesting of Equity Awards (3)	5,675,082	5,675,082	5,675,082
Total	8,040,069	5,675,082	8,040,069
Viktoryia G. Pulliam
Cash Severance	—	—	—
Health Benefits	—	—	—
Acceleration of Vesting of Equity Awards (5)	188,236	—	—
Total	188,236	—	—
Thomas E. Haas
Cash Severance (6)	—	—	200,000
Health Benefits (6)	—	—	8,937
Acceleration of Vesting of Equity Awards (6)	—	—	239,971
Total	—	—	448,908
(1)In the event of a Qualifying Termination on December 31, 2025, Mr. Sartini would have been entitled to receive a lump-sum payment equal to the Severance Multiplier, multiplied by the sum of his annual base salary (as in effect immediately prior to the date of termination) and his target bonus for the year in which such termination occurs (which was 150% of base salary for 2025). The “Severance Multiplier” in Mr. Sartini’s employment agreement is two, provided that the Severance Multiplier will be three in the event of a Qualifying Termination occurring within 12 months following a “Change in Control” (as defined in the Restated 2015 Plan).
(2)For Mr. Sartini, represents the value of continued health benefits at our expense for a period of 18 months following termination, plus a lump-sum cash payment equal to (a) his monthly health insurance premium at the date of termination, multiplied by (b) the amount by which the Severance Multiplier multiplied by 12 exceeds 18. For each of Messrs. Protell and Sartini II, represents the value of continued health benefits at our expense for a period of 18 months following termination, plus a lump-sum cash payment equal to six times his monthly health insurance premium at the date of termination.
(3)For those executives other than Mrs. Pulliam, all of an executive’s time-based stock awards would have accelerated in the event of his Qualifying Termination or his termination by reason of death or disability in each case on December 31, 2025. Includes the value of the acceleration of the outstanding stock options held by each executive, calculated by multiplying the number of stock options that would have vested by the amount by which the closing price of our common stock on December 31, 2025 of $27.19 exceeded the exercise price per share of such options (ranging from $10.51 to $11.50). Also includes the value of the acceleration of outstanding RSUs held by each executive based on the closing price of our common stock on December 31, 2025 of $27.19. With respect to the PSUs granted in 2023, on March 14, 2024, the Compensation Committee certified our results for the 2023 PSU awards and determined that 69.3% of the “target” awards granted to the NEOs were “earned” based on our performance during 2023. 2023 PSUs will be eligible to vest on March 14, 2026, subject to earlier acceleration in the event of a Qualifying Termination or death or disability, as described above. As a result, the values in the table above with respect to the 2023 PSUs were calculated based on performance achievement at 69.3% of “target” levels. With respect to the PSUs granted in 2025, such are included at target in the table above. On February 23, 2026, subsequent to fiscal year end, the Compensation Committee certified our results for the 2025 PSU awards at 85.7%.
(4)In the event of a Qualifying Termination on December 31, 2025: Mr. Protell would have been entitled to receive a lump-sum payment equal to two multiplied by the sum of his annual base salary (as in effect immediately prior to the date of termination) and his target bonus for the year in which such termination occurs (which was 115% of base salary for 2025); and Mr. Sartini II would have been entitled to receive a lump-sum payment equal to two multiplied by the sum of his annual base salary (as in effect immediately prior to the date of termination) and his target bonus for the year in which such termination occurs (which was 110% of base salary for 2025.) The severance provisions in the employment agreements are described above under “Executive Employment Agreements and Equity Award Acceleration.”
(5)In the event of Mrs. Pulliam’s termination of employment without cause following a change in control, all of her outstanding RSUs were eligible to vest upon such termination.
(6)As described above, in connection with his retirement in March 2025, Mr. Haas and Golden entered into a separation agreement pursuant to which, in exchange for a release of claims, Mr. Haas received his base salary for a period of eight months, twelve months of continued health benefits, and the remainder of his outstanding RSUs will in all events vest on February 27, 2026. Additionally, Mr. Haas’ earned but unvested PSUs will remain eligible to vest, and will in all events vest on February 27, 2026, with the vesting of any PSUs subject to completion of the applicable performance period and based on actual performance. Given Mr. Haas’ employment terminated prior to December 31, 2026, the values in the table above reflect the actual separation arrangements with Mr. Haas pursuant to his separation agreement, with the value of his accelerated RSU and PSU vesting calculated based on our closing stock price on December 31, 2025, the last trading day of the year.
Chief Executive Officer Pay Ratio
In 2025, the annual total compensation of Mr. Sartini, our Chief Executive Officer, was $6,361,363, as reported in the “2025 Summary Compensation Table.” Based on the methodology described below, we determined that the median employee in terms of total 2025 compensation of all Company employees (including full-time and part-time employees, other than Mr. Sartini) received $40,311 in annual total compensation for 2025. Therefore, the ratio of 2025 total compensation of Mr. Sartini to the median employee was 158 to 1.
To determine median employee compensation for purposes of our Annual Report pay ratio disclosure, we performed the following:
•Our employee population as of December 31, 2025 was approximately 4,900 full-time and part-time employees.

•With respect to employees other than Mr. Sartini, we used salary, wages and tips as reported to the Internal Revenue Service on Form W-2 for 2025. We identified the median employee using this compensation measure, which was consistently applied to all employees included in the calculation.
•Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in the annual total compensation presented in the pay ratio calculation. Such approach is also consistent with the calculation of the compensation of our NEOs, as reported in the “2025 Summary Compensation Table.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table contains information about the beneficial ownership of our common stock as of February 17, 2026 for (i) each of our directors and named executive officers; (ii) all of our directors and named executive officers as a group; and (iii) each shareholder known by us to beneficially own more than 5% of our common stock. The percentage of ownership indicated in the following table is based on 26,199,079 shares of our common stock outstanding on February 17, 2026.
Information on beneficial ownership has been furnished by each director and executive officer, and with respect to beneficial owners of more than 5% of our common stock, by the Schedules 13D and 13G filed with the SEC by them. Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after February 17, 2026 are deemed outstanding, as well as any shares of common stock that such person has the right to acquire upon the vesting of RSUs within 60 days after February 17, 2026, while such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise indicated, the mailing address of each shareholder is c/o Golden Entertainment, Inc., 6595 S. Jones Boulevard, Las Vegas, Nevada 89118.

Name	Number of Shares	Percentage
Directors and named executive officers
Blake L. Sartini (1)	6,415,919	24.5%
Charles H. Protell (2)	778,956	3.0%
Blake L. Sartini II (3)	576,588	2.2%
Terrence L. Wright (4)	107,099	*
Mark A. Lipparelli (5)	88,223	*
Ann D. Dozier (6)	51,557	*
Andy H. Chien (7)	19,113	*
Viktoryia G. Pulliam (8)	2,509	*
Thomas E. Haas (9)	48,532	*
Directors and named executive officers as a group (8 persons)	8,039,964	30.7%
Other 5% shareholders
BlackRock, Inc. (10)	2,897,414	11.1%
The Vanguard Group, Inc. (11)	1,573,983	6.0%
Gamco Investors, Inc., et al (12)	1,323,338	5.1%

*Represents beneficial ownership of less than 1.0% of the outstanding shares of common stock.
(1)Includes 5,644,788 shares of common stock held by The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), of which Mr. Sartini is a co-trustee. 3,026,000 shares of common stock held by the Sartini Trust have been pledged as collateral for brokerage or margin accounts for Mr. Sartini. Mr. Sartini shares the power to vote and dispose of such shares with his spouse, Delise F. Sartini, who is also a co-trustee of the Sartini Trust. Also includes (i) options to purchase 464,000 shares of common stock that may be exercised within 60 days of February 17, 2026, (ii) 216,416 shares of common stock held by Mr. Sartini, and (iii) 90,715 RSUs and PSUs held by Mr. Sartini that will vest within 60 days of February 17, 2026.

(2)Includes (i) options to purchase 175,000 shares of common stock that may be exercised within 60 days of February 17, 2026, (ii) 550,779 shares of common stock held by Mr. Protell, and (iii) 53,177 RSUs and PSUs held by Mr. Protell that will vest within 60 days of February 17, 2026. 245,789 shares of common stock held by Mr. Protell have been pledged as collateral for brokerage or margin accounts for Mr. Protell.
(3)Includes (i) options to purchase 145,000 shares of common stock that may be exercised within 60 days of February 17, 2026, (ii) 154,170 shares of common stock held by Mr. Sartini II, (iii) 250,000 shares of common stock held by D’Oro Holdings, LLC, in which Mr. Sartini II has a pecuniary interest, and (iv) 27,418 RSUs and PSUs held by Mr. Sartini II that will vest within 60 days of February 17, 2026.
(4)Includes (i) options to purchase 30,000 shares of common stock that may be exercised within 60 days of February 17, 2026, (ii) 15,483 RSUs held by Mr. Wright that will vest within 60 days of February 17, 2026, and (iii) 61,616 shares of common stock held by Mr. Wright.
(5)Includes (i) 15,483 RSUs held by Mr. Lipparelli that will vest within 60 days of February 17, 2026 and (ii) 72,740 shares of common stock held by Mr. Lipparelli.
(6)Includes (i) 5,816 RSUs held by Mrs. Dozier that will vest within 60 days of February 17, 2026 and (ii) 45,741 shares of common stock held by Mrs. Dozier,
(7)Includes (i) 15,483 RSUs held by Mr. Chien that will vest within 60 days of February 17, 2026 and (ii) 3,630 shares of common stock held by Mr. Chien.
(8)Includes (i) 1,664 RSUs and PSUs held by Mrs. Pulliam that will vest within 60 days of February 17, 2026 and (ii) 845 shares of common stock held by Mrs. Pulliam as of February 17, 2026.
(9)Includes (i) 8,851 RSUs and PSUs held by Mr. Haas that will vest within 60 days of February 17, 2026 and (ii) 39,681 shares of common stock held by Mr. Haas. Since Mr. Haas is no longer providing services to Golden, information related to his current ownership of common stock is not readily determinable. The information related to Mr. Haas’ ownership of common stock set forth in this table is as of March 21, 2025, the last day the applicable individual was employed or engaged by Golden.
(10) The information in this footnote is based solely on information contained in Schedule 13G/A (“BlackRock Schedule 13G/A”) filed with the SEC on January 27, 2026, by BlackRock, Inc. (“BlackRock”). According to the BlackRock Schedule 13G/A, BlackRock has sole voting power over 2,856,273 shares and sole dispositive power over 2,897,414 shares. BlackRock is a parent holding company or control person. The address for BlackRock is 50 Hudson Yards, New York, NY 10001.
(11)The information in this footnote is based solely on information contained in Schedule 13G (“Vanguard Schedule 13G”) filed with the SEC on February 13, 2024, by The Vanguard Group (“Vanguard”). According to the Vanguard Schedule 13G, Vanguard has sole dispositive over 1,516,329 shares, shared dispositive power over 57,654 Shares and an aggregate amount of 1,573,983 shares. Vanguard is a registered investment adviser. The address for Vanguard is 100 Vanguard Blvd, Malvern, PA 19355.
(12)The information in this footnote is based solely on information contained in Schedule 13D (“GAMCO Schedule 13D”) filed with the SEC on October 10, 2025, by GAMCO Investors, Inc. (“GBL”) and Gabelli Funds LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Gabelli & Company Investment Advisers, Inc. (“GCIA”), Gabelli Foundation, Inc. (“Foundation”), MJG Associates, Inc. (“MJG Associates”), Teton Advisors, Inc. (“Teton Advisors”), GGCP, Inc. (“GGCP”), Associated Capital Group, Inc. (“AC”), and Mario J. Gabelli (“Mr. Gabelli”) (each of the foregoing, with GBL, collectively, the “GAMCO Reporting Persons”). The following information is as reported in the GAMCO Schedule 13D: (a) consists of 1,323,338 Shares and (b) includes (i) 0 Shares held by GBL, (ii) 194,200 Shares held by Gabelli Funds, (iii) 958,338 Shares held by GAMCO, (iv) 7,300 Shares held by GCIA, (v) 30,000 Shares held by Foundation, (vi) 2,900 Shares held by MJG Associates, (vii) 98,000 Shares held by Teton Advisors, (viii) 8,000 Shares held by GGCP, (ix) 9,000 Shares held by AC and (x) 15,600 Shares held by Mr. Gabelli. As reported in the GAMCO Schedule 13D, each of the Gamco Reporting Persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the Shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have authority to vote 17,000 of the reported shares, (ii) Gabelli Funds has sole dispositive and voting power with respect to the Shares held by the Funds (as defined below in this footnote) so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in Golden and, in that event, the proxy voting committee of each Fund shall respectively vote that Funds shares, (iii) at any time, the proxy voting committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iv) the power of Mr. Gabelli, AC, GBL, and GGCP is indirect with respect to Shares beneficially owned directly by other GAMCO Reporting Persons. As reported in the GAMCO Schedule 13D, Gabelli Funds is an investment adviser registered under the Advisers Act which provides advisory services for The Gabelli Equity Trust Inc., The Gabelli Asset Fund, The Gabelli Growth Fund, The Gabelli Convertible and Income Securities Fund Inc., The Gabelli Value 25 Fund Inc., The Gabelli Small Cap Growth Fund, The Gabelli Equity Income Fund, The Gabelli ABC Fund, The Gabelli Global Content & Connectivity Fund, The Gabelli Gold Fund, Inc., The Gabelli Multimedia Trust Inc., The Gabelli Global Rising Income & Dividend Fund, The Gabelli Capital Asset Fund, The Gabelli International Growth Fund, Inc., The Gabelli Global Growth Fund, The Gabelli Utility Trust, The Gabelli Utilities Fund, The Gabelli Dividend Growth Fund, The Gabelli Focused Growth and Income Fund, The Comstock Capital Value Fund, The Gabelli Dividend and Income Trust, The Gabelli Global Utility & Income Trust, The GAMCO Global Gold, Natural Resources & Income Trust, The GAMCO Natural Resources, Gold & Income Trust, The GDL Fund, Gabelli Enterprise Mergers & Acquisitions Fund, The Gabelli ESG Fund, Inc., The Gabelli International Small Cap Fund, The Gabelli Healthcare & Wellness Rx Trust, The Gabelli Global Small and Mid Cap Value Trust, Gabelli Merger Plus+ Trust Plc, The Gabelli Global Financial Services Fund, The Gabelli Global Mini Mites Fund, The Gabelli Media Mogul Fund, The Gabelli Pet Parents Fund, The Gabelli U.S. Treasury Money Market Fund, Bancroft Fund Ltd. and Ellsworth Growth & Income Fund Ltd., Gabelli Growth Innovators ETF, Gabelli Love Our Planet & People ETF, Gabelli Automation ETF, Gabelli Commercial Aerospace & Defense ETF, Gabelli Financial Services Opportunities ETF (collectively, the “Funds”), which are registered investment companies. GAMCO is a New York corporation and GBL is a Delaware corporation, each having its principal business office at One Corporate Center, Rye, New York 10580. GGCP is a Wyoming corporation and AC and GCIA are Delaware corporations each having its principal business office at 191 Mason Street, Greenwich, CT 06830. Gabelli Funds is a New York limited liability company having its principal business office at One Corporate Center, Rye, New York 10580. Teton Advisors is a Delaware limited liability company having its principal place of business at 189 Mason Street, Greenwich, CT 06830. MJG Associates is a Connecticut corporation having its principal business office at 191 Mason Street, Greenwich, CT 06830. The Foundation is a Nevada corporation having its principal offices at 165 West Liberty Street, Reno, Nevada 89501.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2025 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
Golden Entertainment, Inc. 2015 Incentive Award Plan (2)	878,500	$11.19	5,130,753
2007 Lakes Stock Option and Compensation Plan	25,000	$11.50
Total	903,500	$11.20	5,130,753
(1)In accordance with the provisions of the Restated 2015 Plan, our Board of Directors’ declaration of a one-time cash dividend of $2.00 per share of the outstanding common stock triggered the requirement to make an equitable adjustment to the number and type of securities subject to each outstanding award and the exercise price or grant price. The Restated 2015 Plan allowed us to make such equitable adjustments at its discretion. As a result, on August 25, 2023, we elected to adjust the exercise price of vested but unexercised stock option awards to reflect an amount as if the cash dividend had been paid in stock. The conditions of each option grant remain the same.
(2)As of December 31, 2025, we had 410,609 time-based restricted stock units and 235,900 performance-based restricted stock units outstanding that do not have an exercise price; therefore, the weighted-average exercise price per share only relates to outstanding stock options.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review and Approval of Related Party Transactions
Policy
The Audit Committee is responsible for reviewing and approving any related party and affiliated party transactions to be entered into by Golden or any of its subsidiaries, as provided in the Audit Committee Charter adopted by the Board of Directors of Golden. Pursuant to the Audit Committee Charter, the Audit Committee also reviews and considers any related party and affiliated party transactions that were subject to binding agreements with Golden or any of its subsidiaries existing at the time the counterparty became a related party or affiliated party of Golden, and reviews and approves any subsequent amendments, renewals or extensions of any such agreements. The rules of The Nasdaq Stock Market provide that all related party transactions must be reviewed for conflicts of interest by the Audit Committee. In addition, the Audit Committee (on behalf of the Board of Directors) must review and approve any contract or other transaction between Golden and one or more directors of Golden, or between Golden and an organization in or of which one or more directors of Golden are directors, officers, or legal representatives or have a material financial interest within the meaning of Minnesota Statutes, Section 302A.255. Related party and affiliated party transactions include any proposed transaction in which (i) the amount involved exceeds $120,000, (ii) Golden is to be a participant (within the meaning of Regulation S-K, Item 404(a)), and (iii) a related person (as defined in Regulation S-K, Item 404(a)) has or will have a direct or indirect material interest (within the meaning of Regulation S-K, Item 404(a)). Terms of director and officer compensation that are disclosed in proxy statements or that are approved by the Compensation Committee and are not required to be disclosed in our proxy statements, and transactions where all holders of Golden common stock receive the same benefit on a pro rata basis, are not subject to review under the policy and procedures.
Procedure
In addition to our Audit Committee (or Board of Directors) complying with the requirements of Minnesota Statutes, Section 302A.255 with respect to any proposed transaction with a potential director’s conflict of interest, all proposed transactions covered by the policy must be approved in advance by a majority of the members of the Audit Committee. If a proposed transaction covered by the policy involves a member of the Audit Committee, such member may not participate in the Audit Committee’s deliberations concerning, or vote on, such proposed transaction. In reviewing and considering or approving or disapproving related party transactions and affiliated party transactions, the Audit Committee reviews the material facts of the specified transactions, taking into account, among other factors that it deems appropriate, the relationships of the related parties to Golden, the extent of the related person’s interest in the transaction, and whether the transaction is in the best interests of Golden.
Related Party Transactions
On November 6, 2025, the Company entered into a definitive agreement to sell its operating assets to Blake L. Sartini, the Chairman of the Board and Chief Executive Officer of Golden, and affiliates, and seven of our casino real estate assets to VICI Properties Inc. Refer to “Note 1 — Nature of Business and Basis of Presentation” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information.
In November 2018, the Company entered into a lease agreement for office space in a building adjacent to the Company’s office headquarters building to be constructed and owned by a company 33% beneficially owned by Blake L. Sartini and 1.67% owned by each of Mr. Sartini’s three children (including Blake L. Sartini, II). In addition to his role as the Chairman of the Board and Chief Executive Officer, Mr. Sartini is co-trustee of The Blake L. Sartini and Delise F. Sartini Family Trust, which is a significant shareholder of the Company. Mr. Sartini II serves as the Company’s Chief Operating Officer. The lease commenced in August 2020 and expires on December 31, 2030. The Company incurred rent expense of $0.3 million for each of the years ended December 31, 2025, 2024 and 2023.
A portion of the Company’s office headquarters building is sublet to Sartini Enterprises, Inc., a company controlled by Mr. Sartini. Rental income during each of the years ended December 31, 2025, 2024 and 2023 for the sublet portion of the office headquarters building was less than $0.1 million. No amount was owed to the Company under such sublease as of December 31, 2025 and 2024.
From time to time, the Company’s executive officers and employees use a private aircraft leased to Sartini Enterprises, Inc. for Company business purposes pursuant to aircraft time-sharing, co-user and various cost-sharing agreements between the Company and Sartini Enterprises, Inc., all of which have been approved by the Audit Committee of the Board of Directors. The aircraft time-sharing, co-user and cost-sharing agreements specify the maximum expense reimbursement that Sartini Enterprises, Inc. can charge the Company under the applicable regulations of the Federal Aviation Administration for the use of the aircraft and the flight crew. Such costs include fuel, landing fees, hangar and tie-down costs away from the aircraft’s operating base, flight planning and weather contract services, crew costs and other related expenses. The Company’s compliance department reviews the cost-sharing arrangements and reimbursements on a regular basis. On August 6, 2024, the Audit Committee of the Board of Directors approved an amendment to the aircraft time-sharing, co-user and cost-sharing agreement in connection with Sartini Enterprises, Inc.’s purchase of the aircraft. The terms and conditions of the amendment are materially consistent with the original agreement. For each of the years ended December 31, 2025 and 2024, the Company incurred $0.1 million under the aircraft time-sharing, co-user and various cost-sharing agreements with Sartini Enterprises, Inc. The Company incurred $0.3 million under such agreements for the year ended December 31, 2023. The Company was owed $0.1 million under such agreements as of December 31, 2025 and 2024, respectively.

In addition, Blake L. Sartini’s son-in-law, Vincent Russo, serves as our Director of Tavern Operations. Mr. Russo received a base salary of $120,000 in 2025 and is eligible for a target annual bonus equal to up to 25% of his base salary. Mr. Russo received an annual bonus of $18,870 for the year ended December 31, 2025.
Refer to “Note 14 — Related Party Transactions” in Part II, Item 8: Financial Statements and Supplemental Data of this Annual Report for additional information.
Director Independence
Our Board of Directors affirmatively determined that each director to our Board of Directors is an independent director, as defined by the Nasdaq Stock Market listing standards, other than Mr. Sartini. Mr. Sartini is not considered independent because he is employed by Golden as our Chief Executive Officer. In making these determinations, the Board of Directors has considered information provided by the directors and management with regard to the business and personal activities, relationships and related party transactions of each director.
Each current member of the Audit Committee is an independent director, as defined by the Nasdaq Stock Market listing standards, and meets the independence criteria of Rule 10A-3 of the Exchange Act. Additionally, each current member of the Compensation Committee and the Corporate Governance Committee is an independent director, as defined by the Nasdaq Stock Market listing standards.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
Ernst & Young LLP (“EY”) was our independent registered public accounting firm until Deloitte & Touche LLP’s (“Deloitte”) appointment in June 2024. The following table summarizes aggregate fees for professional audit and other services rendered by Deloitte and EY for the year ended December 31, 2024, and fees and professional audit and other services rendered by Deloitte for the year ended December 31, 2025.

(In thousands)	2025	2024
Audit fees (1)	$950	$1,171
Audit-related fees (2)	272	25
Tax fees	—	85
Total	$1,222	$1,281
(1)Audit fees consist of fees billed for quarterly reviews and the annual audit of our consolidation financial statements, including annual audit. Audit fees for 2025 were comprised of $0.9 million billed by Deloitte and less than $0.1 million billed by EY. Audit fees for 2024 were comprised of $1.0 million billed by Deloitte and $0.2 million billed by EY.
(2)Audit-related fees consist of fees billed for internal control compliance and other agreed upon procedures.
The Audit Committee has reviewed the fees billed by Deloitte for the year ended December 31, 2025 and, after consideration, has determined that the receipt of these fees by Deloitte are compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with Deloitte and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC, including those designed to implement the Sarbanes-Oxley Act of 2002, as well as by the Public Company Accounting Oversight Board.
Pre-Approval of Audit and Non-Audit Services
As provided in the charter of the Audit Committee, and in order to maintain control and oversight over the services provided by our independent registered public accounting firm, it is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided by the independent registered public accounting firm (other than with respect to de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002), and not to engage the independent registered public accounting firm to provide any non-audit services prohibited by law or regulation. For administrative convenience, the Audit Committee has delegated pre-approval authority for certain matters to the Chair of the Audit Committee, but any decision by the Chair on pre-approval must be reported to the full Audit Committee at its next regularly scheduled meeting. During the years ended December 31, 2025 and 2024, all services were pre-approved in accordance with these procedures.
Report of the Audit Committee of the Board

The Audit Committee is comprised solely of independent directors, as defined by the Nasdaq Stock Market listing standards, and operates pursuant to a written charter adopted by the Board of Directors. The Audit Committee is responsible for providing independent, objective oversight of our accounting functions and internal controls. In connection with these responsibilities, the Audit Committee has reviewed the audited consolidated financial statements of Golden Entertainment, Inc. for the year ended December 31, 2025 and discussed them with management and Deloitte, Golden’s independent registered public accounting firm. Specifically, the Audit Committee has discussed with Deloitte the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board.
The Audit Committee has received and reviewed the written disclosures and the letter from Deloitte required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with Deloitte its independence from Golden. The Audit Committee, based on the review and discussions described above, recommended to the Board of Directors that the audited consolidated financial statements of Golden Entertainment, Inc. be included in its Annual Report on Form 10-K for the year ended December 31, 2025 for filing with the SEC.

AUDIT COMMITTEE
Mark A. Lipparelli (Chair)
Andy H. Chien
Ann D. Dozier

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
GOLDEN ENTERTAINMENT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance –Beginning of Period	Increase	Decrease	Balance – End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2025	$—	$—	$—	$—
Year Ended December 31, 2024	—	—	—	—
Year Ended December 31, 2023	5,680	—	(5,680)	—
(a)(3) Exhibits:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated August 24, 2022, by and among Lakes Maryland Development, LLC, a Minnesota limited liability company, Century Casinos, Inc., a Delaware Corporation, VICI Properties, L.P., a Delaware limited partnership, and Golden Entertainment, Inc.	8-K	000-24993	2.1	8/25/2022

2.2	Real Estate Purchase Agreement, dated as of August 24, 2022, by and between Evitts Resort, LLC and VICI Properties L.P.	8-K	000-24993	2.2	8/25/2022

2.3	Membership Interest Purchase Agreement (Montana), dated as of March 3, 2023, by and among J&J Ventures Gaming of Montana, LLC, Golden Holdings, Inc., Golden Entertainment, Inc. and J&J Ventures Gaming, LLC.	8-K	000-24993	2.1	3/6/2023

2.4	Membership Interest Purchase Agreement (Nevada), dated as of March 3, 2023, by and among J&J Ventures Gaming of Nevada, LLC, Golden Gaming, LLC and Golden Entertainment, Inc.	8-K	000-24993	2.2	3/6/2023

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.5	Master Transaction Agreement, dated November 6, 2025, by and among Argento, LLC, VICI Properties Inc., VICI Royal Merger Sub LLC and Golden Entertainment, Inc.*	8-K	000-24993	2.1	11/7/2025

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Ninth Amended and Restated Bylaws of Golden Entertainment, Inc.	10-Q	000-24993	3.1	11/7/2022

4.1	Description of Registered Securities	10-K	000-24993	4.3	3/13/2020

10.1	First Lien Credit Agreement, dated as of October 20, 2017, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, JPMorgan Chase Bank, N.A. (as administrative agent and collateral agent) and the other lenders party thereto.	8-K	000-24993	10.3	10/23/2017

10.1.1	Incremental Joinder Agreement No. 1, dated as of June 11, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent)	8-K	000-24993	10.1	6/12/2018

10.1.2	Incremental Joinder Agreement No. 2, dated as of November 8, 2018, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	10-Q	000-24993	10.1	11/9/2018

10.1.3	Incremental Joinder Agreement No. 3 and First Amendment to First Lien Credit Agreement, dated as of October 12, 2021, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	10/14/2021

10.1.4	Second Amendment to First Lien Credit Agreement, dated as of May 26, 2023, by and among Golden Entertainment, Inc. (as the borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	5/26/2023
10.1.5	Third Amendment to the First Lien Credit Agreement, dated as of May 29, 2024, by and among Golden Entertainment, Inc. (as borrower), the subsidiaries of Golden Entertainment, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (as administrative agent).	8-K	000-24993	10.1	5/29/2024

10.2	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.4	Noncompetition agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.5	Voting Agreement, dated as of November 6, 2025, by and among Golden Entertainment, Inc., a Minnesota corporation (the “Company”) and the stockholders of the Company.*	8-K	000-24993	10.1	11/7/2025

10.6	Limited Guarantee, dated as of November 6, 2025, by Blake L. Sartini, in favor of Golden Entertainment, Inc., a Minnesota corporation, and any successor thereto.*	8-K	000-24993	10.2	11/7/2025

10.7#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.7.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-K	000-24993	10.11.1	3/14/2016

10.7.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/10/2018

10.7.3#	Third Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Blake L. Sartini	10-Q	000-24993	10.1	5/6/2022

10.8#	Employment Agreement, dated as of November 15, 2016, by and between Golden Entertainment, Inc. and Charles Protell	8-K	000-24993	10.2	11/17/2016

10.8.1#	First Amendment to Employment Agreement, dated as of March 10, 2017, by and between Golden Entertainment, Inc. and Charles Protell	10-K	000-24993	10.12.1	3/16/2017

10.8.2#	Second Amendment to Employment Agreement, dated as of March 14, 2018, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.3	5/10/2018

10.8.3#	Third Amendment to Employment Agreement, dated as of August 5, 2019, by and between Golden Entertainment, Inc. and Charles Protell	10-Q	000-24993	10.1	11/8/2019

10.8.4#	Fourth Amendment to Employment Agreement, dated as of May 3, 2022, by and between Golden Entertainment, Inc. and Charles H. Protell	10-Q	000-24993	10.2	5/6/2022

10.9#	Second Amended and Restated Employment Agreement, dated as of March 20, 2024, by and between Golden Entertainment and Blake L. Sartini II	10-Q	000-24993	10.1	5/9/2024

10.9.1#	First Amendment to the Second Amended and Restated Employment Agreement, entered into as of February 24, 2025, by and between Blake L. Sartini, II and Golden Entertainment, Inc., a Minnesota corporation.	10-Q	000-24993	10.1	5/9/2025

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.10#	2007 Amended and Restated Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix D	6/24/2009

10.10.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)	10-K	000-24993	10.16.1	3/14/2016

10.10.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)	10-K	000-24993	10.16.2	3/14/2016

10.10.3#	Form of Stock Option Grant Notice and Stock Option Award Agreement	8-K	000-24993	10.5	11/17/2016

10.11#	Golden Entertainment, Inc. 2015 Incentive Award Plan, as Amended and Restated (Effective February 25, 2025).	10-Q	000-24993	10.3	5/9/2025

10.11.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.11.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement	8-K	000-24993	10.4	11/17/2016

10.11.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (time-based awards)	10-Q	000-24993	10.5	5/10/2018

10.11.4#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (LTIP awards)	10-Q	000-24993	10.6	5/10/2018

10.12#	Golden Entertainment, Inc. Non-Employee Director Compensation Program	10-Q	000-24993	10.2	8/9/2018

10.13#	Separation Agreement and General Release entered into by and between Golden Entertainment, Inc., and Thomas Haas.	10-Q	000-24993	10.2	5/9/2025

19	Golden Entertainment, Inc. Insider Trading Compliance Policy and Procedures Updated May 2024	10-K	000-24993	19	2/28/2025

21.1	Subsidiaries of Golden Entertainment, Inc.					√

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte)					√

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young, LLP)					√

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√

97	Golden Entertainment, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	000-24993	97	2/29/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					√

101.SCH	Inline XBRL Taxonomy Extension Schema					√

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					√

101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document					√

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					√

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					√

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					√
#    Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates
*    The schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2026	GOLDEN ENTERTAINMENT, INC.
Registrant

	By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2026.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board and Chief Executive Officer
Blake L. Sartini	(Principal Executive Officer)

/s/ CHARLES H. PROTELL	President and Chief Financial Officer
Charles H. Protell	(Principal Financial Officer)

/s/ VIKTORYIA G. PULLIAM	Senior Vice President and Chief Accounting Officer
Viktoryia G. Pulliam	(Principal Accounting Officer)

/s/ ANDY H. CHIEN	Director
Andy H. Chien

/s/ ANN D. DOZIER	Director
Ann D. Dozier

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright